Form 10QSB
period 1996-03-31
SAGE RESOURCES INC
filed 1996-06-04
CIK 857847

FORM 10-QSB - Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the period ended               March 31, 1996
                              or
[    ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
Exchange act of 1934.
For the transition period from                   to

Commission File Number            33-32341-D

                                                           SAGE  RESOURCES,
INC.
        (Exact name of registrant as specified in its charter)

                Colorado                        84-1127336
    (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization            Identification No.)

 10 Exchange Place, Suite 309, Salt Lake City, Utah       84111
     (Address of principal executive offices)          (Zip Code)

                            (801) 364-3500
           (Registrant's telephone number, including area code)

          2601 Blake Street, Denver, Colorado   80205
      (Former name, former address and former fiscal year, if changed since last report.)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           [ X ] Yes    [   ] No

       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                     DURING THE PRECEDING FIVE YEARS:

     Indicated by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                          [   ] Yes     [   ] No

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 1996, Registrant had 60,000 shares of common stock, no Par Value, outstanding.
                           SAGE RESOURCES, INC.
                       (A Development Stage Company)

                                   INDEX

                                                                 Page
                                                                Number

  Part I.   Financial Information

       Item I.   Financial Statements

                 Condensed Balance Sheets as of March 31,
                      1996 (Unaudited) and December 31, 1995       3

                 Condensed Statements of Operations, Three
                      Months Ended March 31, 1996 and 1995
                      and for the period from January 6,
                      1989 (Inception) to March 31, 1996.
                      (Unaudited)                                  4

                 Condensed Statements of Cash Flows, Three
                      Months Ended March 31, 1996 and 1995
                      and for the period from January 6,
                      1989 (Inception) to March 31, 1996.
                      (Unaudited)                                  5

                 Notes to Condensed Financial Statements           6

       Item 2.   Management's Discussion and Analysis of
                   Financial Conditions and Results of
                   Operations                                      7

  Part II.  Other Information                                      8

                           SAGE RESOURCES, INC.
                       (A Development Stage Company)

                         CONDENSED BALANCE SHEETS
                                (Unaudited)

                                  ASSETS


                                             March 31,   December 31,
                                               1996          1995

  Current Assets:
    Cash                                   $    14,665   $    14,539
                                           -----------   -----------
  TOTAL ASSETS                             $    14,665   $    14,539
                                           -----------   -----------

                   LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
    Accounts payable                       $     4,161   $         -
    Accrued rent                                   750             -
                                           -----------   -----------
    Total Current Liabilities                    4,911             -
                                           -----------   -----------

  Stockholders' Equity:
    Preferred stock                                  -             -
    Common stock                                50,547        50,547
    (Deficit) accumulated during
     development stage                         (40,793)      (36,008)
                                           -----------   -----------
    TOTAL STOCKHOLDERS' EQUITY                   9,754        14,539
                                           -----------   -----------
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                 $    14,665   $    14,539
                                           ===========   ===========


  Note: The balance sheet at December 31, 1995, has been taken from the audited financial statements at that date and condensed.


  The   accompanying  notes  are  an  integral  part  of  the  financial statements.
                           SAGE RESOURCES, INC.
                       (A Development Stage Company)

                    CONDENSED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                            January
                             Three Months  Three Months     6, 1989
                                Ended         Ended      (Inception) to
                               March 31,     March 31,     March 31,
                                 1996          1995          1996


  Revenue:
    Interest income          $       126   $       165   $     6,598
                             -----------   -----------   -----------
  Operating Expenses:
    Rent                             750           750        20,500
    Legal & accounting             3,759         1,672        18,363
    Other                            402           170         8,528
                             -----------   -----------   -----------
  Total Operating Expense          4,911         2,592        47,391
                             -----------   -----------   -----------
  Net (Loss)                 $    (4,785)  $    (2,427)  $   (40,793)
                             ===========   ===========   ===========
  Net (Loss) per share       $      (.08)  $      (.04)  $      (.68)
                             ===========   ===========   ===========
  Weighted average number of
    shares outstanding            60,000        60,000        60,000




  The   accompanying  notes  are  an  integral  part  of  the  financial statements.
                           SAGE RESOURCES, INC.
                       (A Development Stage Company)

                    CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                                 January
                                  Three Months  Three Months     6, 1989
                                      Ended         Ended     (Inception) to
                                    March 31,    March 31,      March 31,
                                      1996         1995           1996

Operating Activities:
  Net (loss)                      $    (4,785)  $   (2,427)   $   (40,793)
  Adjustments to reconcile net
   loss to net cash provided by
   (used in) operating activities:
  Amortization                              -            -            200
  Increase in accounts payable
   and accrued rent                     4,911        1,092          4,911
                                  ------------  -----------    ------------
Net Cash Provided by (Used
 in) Operating Activities                 126       (1,335)       (35,682)
                                  ------------  -----------    ------------
Investing Activities:
  Organization costs                        -            -           (200)
                                  ------------  -----------    ------------
Net Cash (Used in)
 Investing Activities                       -            -           (200)
                                  ------------  -----------    ------------
Financing Activities:
  Proceeds from issuance of
   common stock                             -            -         68,200
  Deferred offering costs                   -            -        (17,653)
                                  ------------  -----------    ------------
Net Cash Provided by
 Financing Activities                       -            -         50,547
                                  ------------  -----------    ------------
Increase (Decrease) in Cash               126       (1,335)        14,665

Cash, Beginning of Period              14,539       22,905              -
                                  ------------  -----------    ------------
Cash, End of Period               $    14,665   $    21,570   $    14,665
                                  ============  ===========   ==============
Cash paid for income taxes        $         -   $        -    $         -
                                  ============  ===========   ==============
Cash paid for interest expense    $         -   $        -    $         -
                                  ============  ============  ==============

The accompanying notes are an integral part of the financial statements.

                           SAGE RESOURCES, INC.
                       (A Development Stage Company)

                  NOTES TO CONDENSED FINANCIAL STATEMENTS

             December 31, 1995 and March 31, 1996 (Unaudited)


     (1)  Condensed Financial Statements

          The condensed balance sheet as of March 31, 1996, the condensed statements of operations and the condensed statements of cash flows for the periods ended March 31, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and for all periods presented have been made.

          Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995, Form 10-K. The results of operations for the three month periods ended March 31, 1996 and 1995, are not necessarily indicative of the operating results for the full years.

(2)       Subsequent Events

          Effective April 24, 1996 the controlling stockholder of the Company entered into a voting trust agreement which transferred control of the Company to a Utah limited liability company.


                                  ITEM 2

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Sage Resources, Inc. (The Company) was formed on January 6, 1989, to evaluate, structure and complete a merger with, or acquisition of, other entities. The Company's activities to date have been limited to organizational matters, the sale of 48,000 shares of common stock to insiders for a total of $8,200 and the completion of a public offering of 12,000 units at $5 per unit with net proceeds received of $42,347 after offering costs in October of 1990.

The Company has no present source of income other than interest income and its expenses have been related to limited general and administrative expenses.

As of March 31, 1996, the Company does not have any material commitments for capital expenditures. The Company did not have any long-term debt at March 31, 1996, and does not anticipate the use of long-term debt to fund its operations in the near future.


                        PART II. OTHER INFORMATION



Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities

          None.

Item 3.   Defaults upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          None.
                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              SAGE RESOURCES, INC.




Date _____________________    By_____________________________


                           Title______________________________