Form 10QSB
period 1996-06-30
SAGE RESOURCES INC
filed 1996-08-19
CIK 857847

FORM     10-QSB -  Quarterly  Report  Under  Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the period ended                June 30, 1996
                              or
[   ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
Exchange act of 1934.
For the transition period from                   to

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

          None
      (Former name, former address and former fiscal year, if changed since last report.)

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

                          [   ] Yes     [   ] No

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 1996, Registrant had 4,220,000 shares of common stock, no Par Value, outstanding.

                         SAGE RESOURCES, INC.
                     (A Development Stage Company)

                                 INDEX

                                                               Page
                                                              Number

Part I.   Financial Information

     Item I.   Financial Statements

               Condensed Balance Sheets as of June 30,
                    1996 (Unaudited) and December 31, 1995       3

               Condensed  Statements of Operations,  Three
                    Months Ended June 30, 1996  and 1995
                    and for the  period  from  January 6, 1989
                    (Inception) to June 30, 1996. (Unaudited)    4

               Condensed Statements of Operations, Six
                    Months Ended June 30, 1996 and 1995
                    and for the period from January 6,
                    1989 (Inception) to June 30, 1996.
                    (Unaudited)                                  5

               Condensed Statements of Cash Flows, Three
                    Months Ended June 30, 1996 and 1995 and
                    for the period from January 6, 1989
                    (Inception) to June 30, 1996. (Unaudited)    6

               Condensed Statements of Cash Flows, Six
                    Months Ended June 30, 1996 and 1995
                    and for the period from January 6,
                    1989 (Inception) to June 30, 1996.
                    (Unaudited)                                  7

               Notes to Condensed Financial Statements           8

     Item 2.   Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                     10

Part II.  Other Information                                     11

                         SAGE RESOURCES, INC.
                     (A Development Stage Company)

                       CONDENSED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                               June 30,            December 31,
                                                  1996                   1995
                                             --------------       -------------
Current Assets:
   Cash                                         $      9,504        $    14,539
   Subscription receivable                               160                  -
   Note receivable                                   500,000                  -
                                                ------------        -----------
TOTAL ASSETS                                    $    509,664        $    14,539
                                                ============        ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                             $        895        $         -
   Note payable                                      500,000                  -
                                                ------------        -----------
   Total Current Liabilities                         500,895                  -
                                                ------------        -----------

Stockholders' Equity:
   Preferred stock                                         -                  -
   Common stock                                      164,947             50,547
   (Deficit) accumulated during
    development stage                               (156,178)           (36,008)
                                                ------------        -----------
   TOTAL STOCKHOLDERS' EQUITY                          8,769             14,539
                                                ------------        -----------
   TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                       $    509,664        $    14,539
                                                ============        ===========



Note: The balance sheet at December 31, 1995, has been taken from the audited financial statements at that date and condensed.


The accompanying notes are an integral part of the financial statements.

                         SAGE RESOURCES, INC.
                     (A Development Stage Company)

                  CONDENSED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                                                          January
                                      Three Months     Three Months       6, 1989
                                         Ended             Ended     (Inception) to
                                        June 30,          June 30,        June 30,
                                          1996              1995            1996
                                     -------------    -------------   --------------
Revenue:
     Interest income                 $         -        $    152      $     6,598
                                     -----------        --------      -----------
Operating Expenses:
     Rent                                    250             750           20,750
     Consulting fees related
      party                              110,000               -          110,000
     Legal & accounting                      895             504           19,258
     Stock issued for
      consulting services                  4,240               -            4,240
     Other                                     -           2,014            8,528
                                     -----------       ---------     ------------
Total Operating Expense                  115,385           3,268          162,776
                                     -----------       ---------     ------------
Net (Loss)                          $   (115,385)      $  (3,116)     $  (156,178)
                                    ============       =========     ============
Net (Loss) per share                $       (.05)      $    (.05)     $      (.07)
                                    ============       =========     ============
Weighted average number of
  shares outstanding                   2,140,000          60,000        2,140,000
                                    ============       =========     ============



The accompanying notes are an integral part of the financial statements.

                         SAGE RESOURCES, INC.
                     (A Development Stage Company)

                  CONDENSED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                                                         January
                                      Six Months      Six Months         6, 1989
                                        Ended            Ended       (Inception) to
                                       June 30,         June 30,          June 30,
                                         1996              1995             1996
                                   ----------------  -------------   ---------------
Revenue:
     Interest income               $         126        $    317      $     6,598
                                   -------------      ----------      -----------
Operating Expenses:
     Rent                                  1,000           1,500           20,750
     Legal & accounting                    4,654           2,176           19,258
     Consulting fees related
      party                              110,000               -          110,000
     Stock issued for consult-
      ing services                         4,240               -            4,240
     Other                                   402           2,184            8,528
                                  --------------      ----------      -----------
Total Operating Expense                  120,296           5,860          162,776
                                  --------------      ----------      -----------
Net (Loss)                        $     (120,170)       $ (5,543)     $  (156,178)
                                  ==============      ==========      ===========
Net (Loss) per share              $         (.06)       $   (.09)     $      (.07)
                                  ==============      ==========      ===========
Weighted average number of
  shares outstanding                   2,140,000          60,000        2,140,000
                                  ==============      ==========      ===========



The accompanying notes are an integral part of the financial statements.

                           SAGE RESOURCES, INC.
                       (A Development Stage Company)

                    CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                                              January
                                         Three Months       Three Months       6, 1989
                                             Ended              Ended      (Inception) to
                                            June 30,           June 30,        June 30,
                                              1996               1995            1996
                                         -------------     --------------  ---------------
Operating Activities:
  Net (loss)                             $   (115,385)        $  (3,116)     $(156,178)
  Adjustments to reconcile net
   loss to net cash provided by
   (used in) operating activities:
  Amortization                                      -                 -            200
  (Increase) in subscription
   receivable                                    (160)                -           (160)
  Increase (decrease) in accounts
   payable and accrued rent                    (4,016)             (314)           895
                                         ------------          --------       --------
Net Cash (Used in) Operating
 Activities                                  (119,561)           (3,430)      (155,243)
                                         ------------          --------       --------
Investing Activities:
  Organization costs                                -                 -           (200)
                                         ------------          --------       --------
Net Cash (Used in)
 Investing Activities                               -                 -           (200)
                                         ------------         ---------       --------
Financing Activities:
  Proceeds from issuance of
   common stock                               114,400                 -        182,600
  Deferred offering costs                           -                 -        (17,653)
                                         ------------         ---------       --------
Net Cash Provided by
 Financing Activities                         114,400                 -        164,947
                                         ------------         ---------       --------

Increase (Decrease) in Cash                    (5,161)           (3,430)         9,504

Cash, Beginning of Period                      14,665            21,570              -
                                         ------------         ---------       --------

Cash, End of Period                   $         9,504         $  18,140       $  9,504
                                      ===============         =========       ========
Cash paid for income taxes            $             -         $       -       $      -
                                      ===============         =========       ========
Cash paid for interest expense        $             -         $       -       $      -
                                      ===============         =========       ========


The accompanying notes are an integral part of the financial statements.

                           SAGE RESOURCES, INC.
                       (A Development Stage Company)

                    CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                                              January
                                           Six Months         Six Months      6, 1989
                                             Ended               Ended    (Inception) to
                                            June 30,            June 30,      June 30,
                                              1996               1995            1996
                                         -------------      ------------   ---------------
Operating Activities:
  Net (loss)                             $  (120,170)        $  (5,543)       $(156,178)
  Adjustments to reconcile net
   loss to net cash provided by
   (used in) operating activities:
  Amortization                                     -                 -              200
  (Increase in subscription
   receivable                                   (160)                -             (160)
  Increase in accounts payable
   and accrued rent                              895               778              895
                                         -----------         ---------        ---------
Net Cash Provided by (Used
 in) Operating Activities                   (119,435)           (4,765)        (155,243)
                                         -----------         ---------        ---------
Investing Activities:
  Organization costs                               -                 -             (200)
                                         -----------         ---------         --------
Net Cash (Used in)
 Investing Activities                              -                 -             (200)
                                         -----------         ---------         --------
Financing Activities:
  Proceeds from issuance of
   common stock                              114,400                 -          182,600
  Deferred offering costs                          -                 -          (17,653)
                                         -----------         ---------         --------
Net Cash Provided by
 Financing Activities                        114,400                 -          164,947
                                         -----------        ----------         --------
Increase (Decrease) in Cash                   (5,035)           (4,765)           9,504

Cash, Beginning of Period                     14,539            22,905                -
                                         -----------        ----------         --------
Cash, End of Period                     $      9,504        $   18,140         $  9,504
                                        ============        ==========         ========
Cash paid for income taxes              $          -        $        -         $      -
                                        ============        ==========         ========
Cash paid for interest expense          $          -        $        -         $      -
                                        ============        ==========         ========


The accompanying notes are an integral part of the financial statements.

                       SAGE RESOURCES, INC.
                  (A Development Stage Company)

             NOTES TO CONDENSED FINANCIAL STATEMENTS

         December 31, 1995 and June 30, 1996 (Unaudited)


(1)  Condensed Financial Statements

     The condensed balance sheet as of June 30, 1996, the condensed statements of operations and the condensed statements of cash flows for the periods ended June 30, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995, Form 10-K. The results of operations for the three month periods ended June 30, 1996 and 1995, are not necessarily indicative of the operating results for the full years.

(2)  Change of Control and Related transactions

     Effective April 24, 1996 the controlling stockholder of the Company sold 17,000 shares of the Company's common stock entered 15,000 additional shares into a voting trust agreement which transferred control of the Company to Exchange Place Capital Partners. LLC, a Utah limited liability company (Exchange).

     The Company agreed to pay Exchange $110,000 for consulting services and granted an option to Exchange allowing Exchange the right to purchase 160,000 shares of the Company's common stock for $160.

                      SAGE RESOURCES, INC.
                  (A Development Stage Company)

        NOTES TO CONDENSED FINANCIAL STATEMENTS, CONTINUED

         December 31, 1995 and June 30, 1996 (Unaudited)


(1)  Condensed Financial Statements, Continued


     The Company issued 4,000,000 shares of its common stock for $110,000 in cash.

     The financial statements as of June 30, 1996 include the issuance of the 160,000 shares even though the Form S-8 Registration statement was not filed related to these shares until August, 1996. The difference between the $160 option price of the shares and the $4,400 value of the shares determined based upon the price per share paid for the 4,000,000 has been accounted for as an expense in the financial statements and shown as stock issued for consulting services. The $160 option price has been shown as stock subscriptions receivable.

     The Company borrowed $500,000 from Maroon Bells Capital Partners, Inc. (Maroon Bells) and loaned this amount to Com Tech International Corporation (Com Tech). The Company has also entered into a business combination agreement with Com Tech. The note payable to Maroon Bells bears interest at 10% per annum, is collateralized by an assignment of the Con\m Tech note receivable and if the Com Tech proposed business combination is consummated, then upon demand of Maroon Bells, the note and accrued interest will be converted into 250,000 shares of the Company's common stock. If the closing of the business combination with Com Tech does not occur then the note becomes due October 1, 1996. The note receivable from Com Tech bears interest at 10% per annum and if the closing of the business combination does not take place, the note will become due September 27, 1996. If the closing of the business combination occurs, the balance due on the note will be deducted from the holders $3,500,000 new equity financing requirement described in the business combination agreement. The Com Tech note receivable is collateralized by an assignment of title and interest in the Datamax joint Venture owned by Com Tech.

                              ITEM 2

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Sage Resources, Inc. (The Company) was formed on January 6, 1989, to evaluate, structure and complete a merger with, or acquisition of, other entities.

See the notes to the financial statements for a description of financial commitments and related transactions.

                    PART II. OTHER INFORMATION



Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities

          None.

Item 3.   Defaults upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          Form 8-K dated April 23, 1996 was filed regarding change of control of the Company.

          Form 8-K dated June 27, 1996 was filed regarding sale of 4,000,000 shares of the Company's common stock which resulted in change of control of the Company.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              SAGE RESOURCES, INC.




Date August 19, 1996       By: /s/ Jonathan Winters

                           Title: Director