Form 10QSB
period 1996-09-30
SAGE RESOURCES INC
filed 1996-11-20
CIK 857847

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                       -----------------------------------



                                   FORM 10-QSB


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996
                        Commission File Number 33-32341-D


                         WORLDPORT COMMUNICATIONS, INC.
        (Exact name of small business issuer as specified in its charter)

               Delaware                                 84-1127336
(State or other jurisdiction of                   (I.R.S. Employer ID Number)
 incorporation or organization)

 100 California St.  Suite 1400,   San Francisco, CA          94111
    (Address of principal executive offices)               (Zip Code)


         Issuer's telephone number, including area code: (415) 393-0724


   Sage Resources, Inc. 10 Exchange Place, Suite 309, Salt Lake City, UT 84111
         (Former name, former address and former fiscal year, if changed since last report.)


         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              [ X ] Yes    [   ] No

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.

         Indicated by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.

                              [   ] Yes    [   ] No


Applicable only to corporate issuers.

         As of September 30, 1996, Registrant had 4,060,000 shares common stock par value $.001 outstanding.

                         WORLDPORT COMMUNICATIONS, INC.
                          (A Development Stage Company)

                                      INDEX

                                                                            Page
                                                                          Number

Part I.  Financial Information

         Item I.  Financial Statements

                 Condensed Balance Sheets as of September 30,
                          1996 (Unaudited) and December 31, 1995               3

                 CondensedStatements  of   Operations,   Three  Months
                          Ended  September  30,  1996 and 1995 and for
                          the period from January 6, 1989  (Inception)
                          to September 30, 1996.
                          (Unaudited)                                          4

                 CondensedStatements of Operations,  Nine Months Ended
                          September  30,  1996  and  1995  and for the
                          period from January 6, 1989  (Inception)  to
                          September 30, 1996.
                          (Unaudited)                                          5

                 CondensedStatements  of  Cash  Flows,   Three  Months
                          Ended  September  30,  1996 and 1995 and for
                          the period from January 6, 1989  (Inception)
                          to September 30, 1996.
                          (Unaudited)                                          6

                 CondensedStatements of Cash Flows,  Nine Months Ended
                          September  30,  1996  and  1995  and for the
                          period from January 6, 1989  (Inception)  to
                          September 30, 1996.
                          (Unaudited)                                          7

                 Notes to Condensed Financial Statements                       8

         Item 2.  Management's Discussion and Analysis of
                             Financial Conditions and Results of
                             Operations                                       10

Part II.  Other Information                                                   11

                         WORLDPORT COMMUNICATIONS, INC.
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                                                     September 30,            December 31,
                                                                                           1996                   1995
Current Assets:
         Cash                                                                 $                643    $             14,539
         Subscription receivable (Note 1)                                                      160                       -
         Interest receivable (Note 1)                                                       12,500                       -
         Note receivable (Note 1)                                                          500,000                       -
                                                                              --------------------    --------------------

TOTAL ASSETS                                                                  $            513,303    $             14,539
                                                                              ====================    ====================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
         Accounts payable                                                     $                920    $                  -
         Interest payable (Note 1)                                                          12,500                       -
         Note payable (Note 1)                                                             500,000                       -
                                                                              --------------------    --------------------
         Total Current Liabilities                                                         513,420                       -
                                                                              --------------------    --------------------


Stockholders' Equity (Deficit):
         Preferred stock                                                                         -                       -
         Common stock (Note 1)                                                             164,947                  50,547
         (Deficit) accumulated during
          development stage                                                               (165,064)                (36,008)
                                                                              --------------------    --------------------

         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                 (117)                 14,539
                                                                              --------------------    --------------------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY (DEFICIT)                                     $            513,303    $             14,539
                                                                              ====================    ====================




Note: The balance sheet at December 31, 1995, has been taken from the audited financial statements at that date and condensed.


The accompanying notes are an integral part of the financial statements.

                         WORLDPORT COMMUNICATIONS, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                                  January
                                                              Three Months            Three Months                6, 1989
                                                                  Ended                   Ended              (Inception) to
                                                              September 30,           September 30,           September 30,
                                                                   1996                    1995                    1996

Revenue:
         Interest income                             $              12,639    $                148    $             19,237
                                                     ---------------------    --------------------    --------------------

Operating Expenses:
         Rent                                                            -                     750                  20,750
         Consulting fees related
          party                                                          -                       -                 110,000
         Legal & accounting                                          5,325                     185                  24,583
         Interest expense                                           12,500                       -                  12,500
         Stock issued for
          consulting services                                            -                       -                   4,240
         Other                                                       3,700                     125                  12,228
                                                     ---------------------    --------------------    --------------------
Total Operating Expense                                             21,525                   1,060                 184,301
                                                     ---------------------    --------------------    --------------------

Net (Loss)                                           $              (8,886)   $               (912)   $           (165,064)
                                                     =====================    ====================    ====================

Net (Loss) per share                                 $                 nil    $               (.02)   $               (.04)
                                                     =====================    ====================    ====================

Weighted average number of
  shares outstanding                                             4,220,000                  60,000               4,220,000
                                                     =====================    ====================    ====================




The accompanying notes are an integral part of the financial statements.

                         WORLDPORT COMMUNICATIONS, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                                  January
                                                               Nine Months             Nine Months                6, 1989
                                                                  Ended                   Ended              (Inception) to
                                                             September 30,           September 30,           September 30,
                                                                   1996                    1995                    1996

Revenue:
         Interest income                             $              12,765    $                465    $             19,237
                                                     ---------------------    --------------------    --------------------

Operating Expenses:
         Rent                                                        1,000                   2,250                  20,750
         Legal & accounting                                          9,979                   2,361                  24,583
         Interest expense                                           12,500                       -                  12,500
         Consulting fees related
          party                                                    110,000                       -                 110,000
         Stock issued for consult-
          ing services                                               4,240                       -                   4,240
         Other                                                       4,102                   2,309                  12,228
                                                     ---------------------    --------------------    --------------------
Total Operating Expense                                            141,821                   6,920                 184,301
                                                     ---------------------    --------------------    --------------------

Net (Loss)                                           $            (129,056)   $             (6,455)   $           (165,064)
                                                     =====================    ====================    ====================

Net (Loss) per share                                 $                (.06)   $               (.11)   $               (.04)
                                                     =====================    ====================    ====================

Weighted average number of
  shares outstanding                                             2,140,000                  60,000               4,220,000
                                                     =====================    ====================    ====================




The accompanying notes are an integral part of the financial statements.

                         WORLDPORT COMMUNICATIONS, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                          January
                                                                      Three Months            Three Months                6, 1989
                                                                          Ended                   Ended              (Inception) to
                                                                      September 30,           September 30,           September 30,
                                                                           1996                    1995                    1996

Operating Activities:
Net (loss)                                                  $             (8,886)   $               (912)   $           (165,064)
  Adjustments to reconcile net
   loss to net cash provided by
   (used in) operating activities:
  Amortization                                                                   -                       -                     200
  (Increase) in subscription
   receivable                                                                    -                       -                    (160)
  Increase in accounts payable,
   accrued rent and other                                                       25                   1,060                     920
                                                              --------------------    --------------------    --------------------

Net Cash Provided by (Used in)
 Operating Activities                                                       (8,861)                    148                (164,104)
                                                              --------------------    --------------------    --------------------

Investing Activities:
  Organization costs                                                             -                       -                    (200)
                                                              --------------------    --------------------    --------------------

Net Cash (Used in)
 Investing Activities                                                            -                       -                    (200)
                                                              --------------------    --------------------    --------------------

Financing Activities:
  Proceeds from issuance of
   common stock                                                                  -                       -                 182,600
  Deferred offering costs                                                        -                       -                 (17,653)
                                                              --------------------    --------------------    --------------------

Net Cash Provided by
 Financing Activities                                                            -                       -                 164,947
                                                              --------------------    --------------------    --------------------

Increase (Decrease) in Cash                                                 (8,861)                    148                     643

Cash, Beginning of Period                                                    9,504                  18,140                       -
                                                              --------------------    --------------------    --------------------

Cash, End of Period                                           $                643    $             18,288    $                643
                                                              ====================    ====================    ====================

Cash paid for income taxes                                    $                  -    $                  -    $                  -
                                                              ====================    ====================    ====================

Cash paid for interest expense                                $                  -    $                  -    $                  -
                                                              ====================    ====================    ====================


The accompanying notes are an integral part of the financial statements.

                         WORLDPORT COMMUNICATIONS, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                          January
                                                                       Nine Months             Nine Months                6, 1989
                                                                          Ended                   Ended              (Inception) to
                                                                     September 30,           September 30,           September 30,
                                                                           1996                    1995                    1996

Operating Activities:
  Net (loss)                                                  $           (129,056)   $             (6,455)   $           (165,064)
  Adjustments to reconcile net
   loss to net cash provided by
   (used in) operating activities:
  Amortization                                                                   -                       -                     200
  (Increase) in subscription
   receivable                                                                 (160)                      -                    (160)
  Increase in accounts payable,
   accrued rent and other                                                      920                   1,838                     920
                                                              --------------------    --------------------    --------------------

Net Cash (Used in) Operating
 Activities                                                               (128,296)                 (4,617)               (164,104)
                                                              --------------------    --------------------    --------------------

Investing Activities:
  Organization costs                                                             -                       -                    (200)
                                                              --------------------    --------------------    --------------------

Net Cash (Used in)
 Investing Activities                                                            -                       -                    (200)
                                                              --------------------    --------------------    --------------------

Financing Activities:
  Proceeds from issuance of
   common stock                                                            114,400                       -                 182,600
  Deferred offering costs                                                        -                       -                 (17,653)
                                                              --------------------    --------------------    --------------------

Net Cash Provided by
 Financing Activities                                                      114,400                       -                 164,947
                                                              --------------------    --------------------    --------------------

Increase (Decrease) in Cash                                                (13,896)                 (4,617)                    643

Cash, Beginning of Period                                                   14,539                  22,905                       -
                                                              --------------------    --------------------    --------------------

Cash, End of Period                                           $                643    $             18,288    $                643
                                                              ====================    ====================    ====================

Cash paid for income taxes                                    $                  -    $                  -    $                  -
                                                              ====================    ====================    ====================

Cash paid for interest expense                                $                  -    $                  -    $                  -
                                                              ====================    ====================    ====================


The accompanying notes are an integral part of the financial statements.

                         WORLDPORT COMMUNICATIONS, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

              December 31, 1995 and September 30, 1996 (Unaudited)

(1)      Condensed Financial Statements

         The condensed balance sheet of Worldport Communications, Inc. (formerly Sage Resources, Inc.) as of September 30, 1996, the condensed statements of operations and the condensed statements of cash flows for the periods ended September 30, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Sage Resources, Inc.'s December 31, 1995, Form 10-K. The results of operations for the three month periods ended September 30, 1996 and 1995, are not necessarily indicative of the operating results for the full years.

         The Company borrowed $500,000 from Maroon Bells Capital Partners, Inc. ("Maroon Bells"), a shareholder of the Company, and loaned this amount to Com Tech International Corporation ("Com Tech"). The note payable to Maroon Bells bears interest at 10% per annum, is collateralized by an assignment of the Com Tech note receivable and is due on December 1, 1996.

         The Com Tech note receivable was due October 26, 1996, bears interest at 10% per annum and is collateralized by an assignment of all rights, title and interest that Com Tech has pursuant to a joint venture agreement between Com Tech and Datamax de Mexico, S.A.de C.V. The note is in default and represents a material credit risk. Failure to collect all or part of this note and accrued interest could result in a loss of up to $512,500 plus collection expenses. The value, if any, of the collateral is unknown. The ultimate resolution of the matter and the related loss, if any, cannot presently be determined.

(2)      Change of Control and Related Transactions

         Effective April 24, 1996 the controlling stockholder of the Company sold 17,000 shares of its common stock and entered 15,000 additional shares into a voting trust agreement which transferred control of the Company to Exchange Place Capital Partners, LLC, a Utah limited liability company ("Exchange").

         The Company agreed to pay Exchange $110,000 for consulting services and granted an option to Exchange allowing Exchange the right to purchase 160,000 shares of Sage's common stock for $160.

         The financial statements as of September 30, 1996 include the issuance of the 160,000 shares. The difference between the $160 option price of the shares and the $4,400 value of the shares determined based upon the price per share paid for the 4,000,000 shares (issued June 27, 1996 described below) was accounted for as an expense in the financial statements of September 30, 1996 and shown as stock issued for consulting services. The $160 option price has been shown as stock subscriptions receivable at September 30, 1996 and was collected subsequent to September 30, 1996.

         Effective June 27, 1996, the Company issued 4,000,000 shares of its common stock for $110,000 in cash. Pursuant to this transaction, Maroon Bells and certain related parties received sixty-one percent (61%) of the issued and outstanding shares of the Company.

                                     ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The Company was formed on January 6, 1989, to evaluate, structure and complete a merger with, or acquisition of, other entities. In October 1996, the Company changed its domicile to Delaware and changed its name to Worldport Communications, Inc.


Plan of Operations

The Company is a development stage company that has not generated revenues other than interest income since inception. The Company does not have any current operations. The Company's strategy is to develop its business through strategic acquisitions of telecommunication services companies. Thus, Management anticipates that the Company will not earn any revenues until after the conclusion of a merger or acquisition, if any. Interest income for the three months ended September 30, 1996 was $12,639 compared to $148 for the same period in 1995. The increase was due to the interest from the Com Tech Note which has been accrued but has currently not yet been paid.

Liquidity and Capital Resources

The Company has limited working capital and is currently seeking additional equity financing through a private placement of its common stock to fund its acquisition of telecommunication services businesses. Failure to obtain sufficient capital could adversely affect the Company's acquisition strategy. Additionally, there can be no assurance that the Company will be able to obtain additional financing on reasonable terms, if at all.

On July 1, 1996 the Company borrowed $500,000 from Maroon Bells (the "Maroon Bells Note") and loaned this amount to Com Tech (the "Com Tech Note"). The Maroon Bells Note bears interest at 10% per annum, is collateralized by an assignment of the Com Tech Note and is due on December 1, 1996. On October 3, 1996, the Company was notified by Maroon Bells that it had assigned $80,000 principal amount of the Maroon Bells Note, to certain offshore entities (the "Assignees").

The Com Tech Note was due October 26, 1996, bears interest at 10% per annum and is collateralized by an assignment of all rights, title and interest that Com Tech has pursuant to a joint venture agreement between Com Tech and DataMax de Mexico, S.A.deC.V. The Com Tech Note is in default and represents a material credit risk. Failure to collect all or part of this Note and accrued interest could result in a loss of up to $512,500 plus collection expenses. The value, if any, of the collateral is unknown. The ultimate resolution of the matter and the related loss, if any, cannot presently be determined.

On July 15, 1996, the Company entered into certain consulting agreements with various consultants, who at the time were also shareholders of the Company, in which the consultants agreed to render certain consulting services in exchange for a total of 650,000 shares of common stock. Two of the consultants, Jonathan
Y. Hicks and Edward P. Mooney, were recently appointed to serve as officers and directors of the Company. It is anticipated that such shares will be issued in November 1996.

Subsequent Events

         Change of Domicile and Reincorporation Merger

On October 1, 1996, Sage changed its state of domicile from Colorado to Delaware through the merger of Sage into

WorldPort Communications, Inc., a wholly owned Delaware subsidiary ("WorldPort"), with WorldPort being the surviving corporation (the "Reincorporation Merger"). As part of the Reincorporation Merger, Sage changed its name to WorldPort to have a name which more fully describes Sage's activities in the international telecommunications industry. Upon completion of the Reincorporation Merger, each issued and outstanding share of Sage common stock was automatically converted into one share of WorldPort common stock. See Proxy Statement attached hereto as Exhibit 22.1.

         Election of Directors and Officers

On October 1, 1996, the shareholders of the Company elected Edward P. Mooney, Jonathan Y. Hicks and Daniel P. McGinnis as directors of the Company to serve until the next annual meeting of shareholders or until their respective successors are elected and qualified. This new Board of Directors then elected Edward P. Mooney as President of the Company and Jonathan Y. Hicks as Secretary/Treasurer of the Company. See Proxy Statement attached hereto as
Exhibit 22.1.


         Long-Term Incentive Plan

At October 1, 1996, the Company adopted the WorldPort Communications, Inc. Long-Term Incentive Plan (the "Incentive Plan") for employees and consultants of the Company. The Company will use the Incentive Plan as a means to promote the success and enhance the value of the Company through (i) linking the personal interests of its key employees and consultants to those of the shareholders,
(ii) providing  employees  with an incentive for  outstanding  performance,  and
(iii) providing the Company flexibility in its ability to attract and retain the services of its employees and contractors. The Incentive Plan authorizes grants of Incentive Stock Options, Non-qualified Stock Options, Stock Appreciation Rights, Restricted Stock, Performance Shares, and Dividend Equivalents. The Company has reserved 2,000,000 shares of WorldPort common stock for use as grants under the Incentive Plan. As of November 19, 1996, the Company has issued stock options to certain employees to acquire 75,000 shares of Common Stock at $.08 per share. See Proxy Statement attached hereto as Exhibit 22.1.


         Issuance of Stock

On  October  15,  1996,  the  Company   negotiated  a  cancellation  of  certain
indebtedness with the Assignees in exchange for the issuance of 1,000,000 shares of Company common stock, pursuant to Regulation S.

In November 1996, the Company commenced a private offering of up to 4,000,000 shares of common stock for $1.50 per share pursuant to an offering memorandum dated November 1, 1996. As of November 19, 1996, the Company has sold 473,333 shares for a total of $710,000.


         Financial Advisory Agreement

On October 31, 1996, the Company entered into an agreement with Dinton Trader S.A. ("Dinton Trader") under which Dinton Trader will provide certain financial advisory services to the Company in exchange for an advisory fee of $360,000 payable no later than June 30, 1997.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         On November 8, 1996, the Company filed a lawsuit against Com Tech International Corporation in the United States District Court in the Northern District of California (Case No. C-96-4055). The Company filed the lawsuit to collect $500,000 plus interest and attorney's fees for money that Com Tech borrowed from the Company that is now due, owing and unpaid.

Item 2.  Changes in Securities

                  None.

Item 3.  Defaults upon Senior Securities

                  None.

Item 4.  Submission of Matters to a Vote of Security Holders

         An annual and special meeting of the shareholders of the Company was held on September 30, 1996. Of the 4,060,000 issued and outstanding shares of the Company, 3,502,800 were represented at the meeting by proxy. One hundred percent (100%) of the shares represented at the meeting approved (1) the change of domicile and Reincorporation of the Company from Colorado to Delaware, (2) the adoption of the WorldPort Communications, Inc. Long Term Incentive Plan for employees and consultants of the Company, and (3) the election of Jonathan Y. Hicks, Edward P. Mooney, and Daniel P. McGinnis as the new board of directors.

Item 5.  Other Information

                  None.

Item 6.  Exhibits and Reports on Form 8-K

                  Exhibits
                  10.1             Financial   Advisory   Agreement  between the
                                   Registrant and Dinton Trader S.A. dated October 31, 1996.
                  10.2 Loan Agreement between Com Tech International Corporation and the Registrant dated June 27, 1996.
                  10.3 Assignment, Pledge & Security Agreement between Com Tech International Corporation and the Registrant dated June 27, 1996.
                  10.4 Convertible Secured Promissory Note between the Registrant and Maroon Bells Capital Partners, Inc. dated July 1, 1996.
                  10.5 Loan Agreement between the Registrant and Maroon Bells Capital Partners, Inc. datd July 1, 1996.
                  10.6 Assignment, Pledge & Security Agreement between the Registrant and Maroon Bells Capital Partners, Inc. dated July 1, 1996.
                  10.7             Secured    Promissory    Note   between   the
                                   Registrant and Com Tech International Corporation dated June 27, 1996.
                  22.1 Notice of Annual and Special Meeting of Shareholders and Proxy Statement dated September 18, 1996.

                  Reports on Form 8-K
                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         WORLDPORT COMMUNICATIONS, INC.




Date                     By             /s/ Edward P. Mooney
                                Edward P. Mooney

                         Title    President