Form 10QSB/A
period 1996-09-30
SAGE RESOURCES INC
filed 1996-11-21
CIK 857847

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                       -----------------------------------



                                   FORM 10-QSB/A


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

Item 5.  Other Information

                  None.

Item 6.  Exhibits and Reports on Form 8-K

                  Exhibits
                  10.1             Financial   Advisory   Agreement  between the
                                   Registrant and Dinton Trader S.A. dated October 31, 1996.
                  10.2 Loan Agreement between Com Tech International Corporation and the Registrant dated June 27, 1996.
                  10.3 Assignment, Pledge & Security Agreement between Com Tech International Corporation and the Registrant dated June 27, 1996.
                  10.4 Convertible Secured Promissory Note between the Registrant and Maroon Bells Capital Partners, Inc. dated July 1, 1996.
                  10.5 Loan Agreement between the Registrant and Maroon Bells Capital Partners, Inc. datd July 1, 1996.
                  10.6 Assignment, Pledge & Security Agreement between the Registrant and Maroon Bells Capital Partners, Inc. dated July 1, 1996.
                  10.7             Secured    Promissory    Note   between   the
                                   Registrant and Com Tech International Corporation dated June 27, 1996.
                  22.1 Notice of Annual and Special Meeting of Shareholders and Proxy Statement dated September 18, 1996.
                  27.1             Financial Data Schedule

                  Reports on Form 8-K
                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         WORLDPORT COMMUNICATIONS, INC.




Date November 21, 1996          By /s/ Edward P. Mooney
                                   Edward P. Mooney

                                Title  President