Form 10KSB
period 1996-12-31
WORLDPORT COMMUNICATIONS INC
filed 1997-04-15
CIK 857847

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

                Annual Report  Pursuant to Section 13 or 15(d) of the Securities
    [root] Exchange Act of 1934 [Fee required] For the fiscal year ended December 31, 1996
---------------
                                            or
                Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required]
---------------
                For the Transition Period from __________ to __________

                        Commission File Number 33-32341-D

                         WORLDPORT COMMUNICATIONS, INC.
           (Name of Small Business Issuer as Specified in its Charter)

                              Sage Resources, Inc.
                          (Previous name of Registrant)


                Delaware                                       84-1127336
     (State or other jurisdiction of                    (IRS Employer ID Number)
      incorporation of organization)

9601 Katy Freeway, Suite 200, Houston, Texas                     77024
 (Address of principal executive offices)                      (Zip Code)

Issuer's telephone number: (281) 615-3233
Securities registered pursuant to Section 12(b) of the Act:
                           None
Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock
                                       Name of each exchange on which registered
                                                            N/A

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(b) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES      [root]            NO

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ [root] ]

         The Issuer's revenues for its most recent fiscal year were $34,399, consisting of interest income.

         The Issuer is unable to calculate the aggregate market value of the common stock of the Registrant held by nonaffiliates because no market for the common stock has yet developed.

         As of December 31, 1996, 9,053,667 shares of common stock were outstanding.

         Documents incorporated by reference: None.

                                   Transitional Small Business Disclosure Format
                                                   (Check one):

                                               Yes _______ No __X___

                                     PART I

Item 1.           Description of Business

         General

         WorldPort Communications, Inc. (the "Company") is a publicly held Delaware corporation that is implementing a strategy to become an international telecommunications services provider through strategic acquisitions of telecommunications companies and assets. The Company, previously known as Sage Resources, Inc., was originally organized as a Colorado corporation on January 6, 1989, to evaluate, structure and complete a merger with, or acquisition of other entities. In October 1996, the Company changed its domicile to Delaware and changed its name to WorldPort Communications, Inc.

         Recent Developments

         In March 1997, the Company closed a private placement offering under Regulation D (the "Offering") of 3,333,333 shares of common stock at $0.75 per share pursuant to an offering memorandum dated November 1, 1996. The Company received $2,500,000 of proceeds from the Offering. The Offering granted the investors certain demand and incidental registration rights. The Company anticipates using the proceeds from the Offering for possible acquisitions and for general working capital purposes. Prior to December 31, 1996, $800,000 of the proceeds were loaned to Global Star International, Inc. ("GSI") pursuant to a letter of intent for the acquisition of GSI by the Company with an additional $100,000 loaned in January 1997 (the "GSI Note"). On March 3, 1997, final negotiations to acquire GSI were terminated and GSI repaid the loaned amount plus all accrued interest.

         On April 7, 1997 the Company agreed to terms on a one year employment agreement with Mr. W. Dean Spies to serve as the Company's Chief Financial Officer and Treasurer commencing on or before May 1, 1997. See "Employment Agreements." Concurrently, Mr. Jonathan Hicks resigned as the Company's Vice President and Treasurer.

         On April 8,1997, the Company entered into an employment agreement with Mr. John Dalton, the Company's new President and Chief Executive Officer. See "Employment Agreements." Concurrently with the hiring of Mr. Dalton, Mr. Edward Mooney resigned as the Company's President and Chief Executive Officer.

         On April 4, 1997 the Company entered into a Letter of Intent to acquire substantially all of the operating assets, liabilities and operations of Telenational Communications Ltd, a Nebraska limited partnership ("Telenational"). The purchased assets are expected to include a telecommunications switch and other network equipment, customer and vendor contracts, an FCC section 214 license, and other assets which the Company believes will be sufficient (a) to continue the ongoing business of Telenational and (b) to commence the Company's overall telecommunications operating strategy. Telenational provides domestic and international long distance services and is a switch-based reseller of interexchange carrier services. Telenational currently operates a telecommunications switch and operator services platform in Omaha, Nebraska.


         In connection with the Letter of Intent, the Company loaned to Telenational $650,000 pursuant to a promissory note secured by a pledge of 80% of the shares of the sole general partner of Telenational and a guaranty by the controlling shareholder of the general partner of Telenational for the full payment of the principal and interest of the promissory note as well as all costs and expenses of collection and enforcement, when and as the same shall become due and payable, pursuant to the terms of the promissory note (the

"Loan"). The Letter of Intent is subject to completion of an asset purchase agreement that will contain certain representations and warranties and customary closing conditions. There can be no assurance that the Company will be successful in acquiring the assets of Telenational.

         Description of Business

         The Company is currently in the development stage and has no significant assets except for the proceeds from the Offering discussed above, the GSI note, and a note receivable from Com Tech International Corporation ("Com Tech"). The Company anticipates using a significant portion of the proceeds of the Offering to acquire a telecommunications company or telecommunications assets with which to commence its overall telecommunications strategy.

         The Company seeks to identify potential acquisition targets with long-term growth potential and strategic positions in local, regional, or international telecommunication services markets. At the present time, other than the Telenational letter of intent, the Company has no specific agreements with respect to future acquisitions, but is continually investigating potential acquisition prospects. See "Recent Developments."

         Strategy for Acquisitions and Business Development

         The Company's  strategy is to become a  facilities-based  international telecommunications service provider through the acquisition of operating telecommunications companies or strategic telecommunications assets, or both, that will provide the Company with the capability to (a) carry long distance traffic between points in the United States, between points in the United States and points in foreign countries, and between international destinations and (b) offer high-growth, value-added telecommunications services such as pre-paid calling card services.

         The Company will primarily seek acquisition candidates that exhibit one or more of the following competitive advantages: (a) an established network infrastructure for voice and/or data transmissions including, but not limited to, telecommunications switches and fiberoptic or satellite routes for domestic and international telecommunications traffic; (b) carrier, reseller or marketing agreements that enable the Company to generate revenues by providing services over networks installed and operated by third parties; (c) an existing customer base consisting of: (i) other telecommunications carriers and companies, (ii) corporate or other high volume customers, and (iii) residential, small office/home office, mobile and other individual end-user customers; (d) valuable governmental licenses, concessions and operating agreements with foreign carriers and other agreements enabling the Company to co-locate its telecommunications equipment or to interconnect its circuits with other carriers; (e) billing systems and other customer service and support systems; and (f) experienced executive and operational management, particularly with proven experience in high growth international telecommunications markets and business segments.

         Once the Company has acquired or developed its initial telecommunications network capabilities, the Company's strategy is to rapidly grow its business through both internal business development and acquisitions. Specifically, the Company will seek to (a) rapidly expand its sales through the recruitment and management of marketing agents able to originate significant traffic volumes for transport over the Company's network; (b) acquire or deploy switches and dedicated circuits between points where it has high traffic volumes in order to maintain the highest level of service quality while maximizing its margins; and (c) acquire additional telecommunications businesses that can add significant customer bases, positive cash flow, and complementary network infrastructure.

         Through one or more acquisitions, and through internal business development, the Company seeks to position itself to pursue business opportunities in niche markets in the United States and in international markets where deregulation and privatization are creating opportunities for early competitive market entry.

         Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then-shareholders.

         Management anticipates that the Company will have to seek additional financing in order to fully implement its acquisition and development strategy. See "Strategy for Acquisitions and Business Development."

         The Market Opportunity

         According to TeleGeography, a noted industry research organization, the international long distance market grew from 15.6 billion minutes per year in 1985 to 53.3 billion minutes per year in 1994, representing a 15% compound annual growth rate. The Company estimates that this international long distance market currently represents over $50 billion in annual revenues. Initially, through acquisitions, and later through internal business development, the Company will likely focus its strategy on developing a presence in the U.S., the United Kingdom, Western Europe, and Mexico, which regions combine to generate nearly 75% of all international long distance traffic.

         Competition

         The Company is seeking to enter the U.S. and international telecommunications industry through one or more acquisitions of operating companies providing telecommunications services such as domestic and international long distance services. When and if the Company acquires an operating telecommunications company or telecommunications equipment and other assets required to provide long distance services to customers, it will likely compete with numerous companies, most of which may have assets and resources greater than those of the Company.

         The telecommunications industry is highly competitive and market participants compete primarily on the basis of price. The U.S. long distance industry, for example, has relatively insignificant barriers to entry for resellers, numerous entities competing for the same customers and a high average end-user attrition rate, as customers frequently change long distance carriers. Increasingly, however, other factors such as network transmission quality and responsiveness to the service and financial needs of customers are becoming important aspects of competitiveness among carriers such as the Company. The Company will seek to identify acquisition targets whose size, strategy and market position enable them to be extremely flexible and responsive to customer needs. The Company believes that flexibility and responsiveness may enable the Company to pursue niche market opportunities and new customer relationships that require timely provisioning of services and uniquely-structured business relationships.

         Employees

         The Company presently has the following five employees: John Dalton, its President and Chief Executive Officer, W. Dean Spies, its Chief Financial Officer and Treasurer, two administrative personnel, and Jonathan Y.
Hicks, who continues to serve as the Company's Corporate Secretary.

Item 2.           Description of Property

The Company maintains its offices at 9601 Katy Freeway, Suite 200, Houston, Texas 77024, pursuant to a three-year lease agreement dated April 9, 1997. The Company's lease payment for the office space, which includes basic utilities, is initially $2,000 per month, increasing to $3,906 per month after six months.

Item 3.           Legal Proceedings

         On November 8, 1996, the Company filed a lawsuit against Com Tech in the United States District Court in the Northern District of California (Case No. C-96-4055). The Company filed the lawsuit to collect $500,000 plus interest and attorney's fees for amounts that Com Tech borrowed from the Company that is now due, owing and unpaid (the "Com Tech Note"). On February 11, 1997, the Company filed and served a motion for summary judgment requesting the court to enter summary judgment in the Company's favor, and against Com Tech, on the grounds that the Company loaned Com Tech $500,000, the maturity date of the loan has passed, and the principal and interest, together with attorney's fees and costs in pursuing this action, are now due and owing.

Item 4.           Submission of Matters to a Vote of Security Holders

         An annual and special meeting of the shareholders of the Company was held on September 30, 1996. At the meeting, the shareholders approved (a) the change of domicile and reincorporation of the Company from Colorado to Delaware,
(b) the adoption of the WorldPort Communications, Inc. Long Term Incentive Plan for employees and consultants of the Company, and (c) the election of Jonathan
Y.  Hicks,  Edward  P.  Mooney,  and  Daniel  P.  McGinnis  as the new  Board of
Directors.

         Effective February 10, 1997, Mr. McGinnis resigned from the Board of Directors and Mr. Phillip S. Magiera was appointed to the Board of Directors to serve as an interim Director until the next annual meeting or until his successor is elected and qualified.

                                     PART II

Item 5.           Market  for  Company's  Common  Equity and Related Stockholder
                  Matters

         (a) Market Information. To date, no market for the Company's common stock has developed.

         (b) Holders. The number of holders of record of the Company's common stock as of March 25, 1997 was 50. This does not include shareholders who hold stock in nominee or street name. As of March 25, 1997, 10,883,333 shares of the Company's common stock were issued and outstanding.

         (c) Dividend Policy. The Company has not declared or paid cash dividends on its common stock. The Company currently intends to retain any future earnings to finance the growth and development of its business and therefore does not anticipate paying cash dividends in the foreseeable future. Any future determination to pay cash dividends will be made by the Board of Directors in light of the Company's earnings, financial position, capital requirements and such other factors as the Board of Directors deems relevant.

Item 6.           Management's Discussion and Analysis or Plan of Operations.

         Plan of Operations

         The Company is a development stage company that has not generated revenues other than interest income since inception. The Company's current operations consist entirely of identifying, analyzing and negotiating with suitable acquisition candidates in the U.S. and international telecommunications industry. The Company's strategy is to develop its business through strategic acquisitions of telecommunication services companies. Thus, Management anticipates that the Company will not earn any revenues until after the conclusion of a merger or acquisition, if any. Interest income for the year ended December 31, 1996 was $34,399 compared to $611 for the same period in 1995. The increase was due to the interest from (a) the Com Tech Note which has been accrued but currently not yet been paid, and (b) the GSI Note which was paid in full subsequent to year end.

         Liquidity and Capital Resources

         In connection with the Offering described above, as of year end, the Company had received $2,387,750 in exchange for 3,183,667 shares of common stock. See "Recent Developments." At year end, the Company had approximately $1,500,000 in working capital, not including funds loaned to GSI. Failure to obtain additional sufficient capital in the future could adversely affect the Company's overall acquisition strategy. Additionally, there can be no assurance that the Company will be able to obtain additional financing on reasonable terms, if at all.

         On July 1, 1996 the Company borrowed $500,000 from Maroon Bells Capital Partners, Inc. (the "Maroon Bells Note") and loaned this amount to Com Tech. The Maroon Bells Note bore interest at 10% per annum, was collateralized by an assignment of the Com Tech Note and was due on April 1, 1997. On October 3, 1996, the Company was notified by Maroon Bells that it had assigned $80,000 principal amount of the Maroon Bells Note, to certain nonaffiliated entities (the "Assignees"). In March 1997, the Maroon Bells Note was cancelled in exchange for issuance of stock and certain indemnifications. See "Management's Discussion and Analysis or Plan of Operations--Subsequent Events."

         On October 15, 1996, the Company negotiated a conversion of the $80,000 of assigned debt in exchange for the issuance of 1,000,000 shares of Company common stock to the Assignees pursuant to Regulations S.

         The Com Tech Note was due October 26, 1996, bears interest at 10% per annum and is collateralized by an assignment of all rights, title and interest that Com Tech has pursuant to a joint venture agreement between Com Tech and DataMax de Mexico, S.A. de C.V. The Com Tech Note is currently in default and represents a material credit risk. However, Maroon Bells has agreed to indemnify the Company for losses incurred in connection with the Com Tech Note. See "Certain Relationships and Related Transactions." Failure to collect all or part of the Com Tech Note and accrued interest could result in a loss of up to $500,000 plus interest and collection expenses. The value of the collateral has not been fully determined. The ultimate resolution of the matter and the related loss, if any, cannot presently be determined. See "Legal Proceedings."

         On July 15, 1996, the Company entered into certain consulting agreements with various consultants, some of whom at the time were also shareholders of the Company, in which the consultants agreed to render certain consulting services in exchange for a total of 650,000 shares of common stock. On October 1, 1996, two of the consultants, Jonathan Y. Hicks and Edward P. Mooney, were appointed to serve as officers and directors of the Company. On February 8, 1997, the Company filed a Form S-8 registration statement registering for resale 650,000 shares of common stock pursuant to the consulting agreements.

         On October 31, 1996, the Company entered into an agreement with Dinton Trader S.A. ("Dinton Trader") under which Dinton Trader will provide certain financial advisory services to the Company in exchange for an advisory fee of $360,000 payable no later than June 30, 1997.

         Subsequent Events

         On March 13, 1997, the Company closed the Offering of 3,333,333 shares of common stock at $0.75 per share pursuant to an offering memorandum dated November 1, 1996. The Company received $2,500,000 of proceeds from the Offering, all of which was received prior to year end, except for $112,250 which was received on March 13, 1997. The Offering granted the investors certain demand and incidental registration rights. See "Recent Developments."

         On March 7, 1997, Maroon Bells agreed to cancel $420,000 of principal plus accrued interest on certain debt and to indemnify the Company with regards to the Com Tech Note in exchange for 1,680,000 shares of Company common stock. See "Certain Relationships and Related Transactions."

         Factors That May Affect Future Results

         There are a number of factors that may affect the future results of the Company, including, but not limited to, (a) difficulties in identifying and acquiring profitable businesses, (b) the Company lacking any significant operations or assets; (c) the lack of a public market for the Company's stock; and (d) the Company's need to raise significant future financing. In addition, the telecommunications industry is subject to national and worldwide economic and political influences such as recession and political instability.

         This annual report contains both historical facts and forward-looking statements. Any forward-looking statements involve risks and uncertainties, including, but not limited to, those mentioned above. Moreover, future revenue and margin trends cannot be reliably predicted.

Item 7.           Financial Statements

         Please see pages F-1 through F-15.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         There  have  been  no   disagreements   between  the  Company  and  its
independent accountants on any matter of accounting principles or practices or financial statement disclosure.


                                    PART III

Item 9.           Directors, Executive Officers, and Control Persons

         The Directors and Officers of the Company are as follows:


       NAME               AGE       POSITION                    TENURE

John Dalton               49      President and    April 8, 1997 to Present
                                      Chief
                                    Executive
                                     Officer
Jonathan Y. Hicks         30         Director      September 30, 1996 to Present
Phillip S. Magiera        41         Director      February 10, 1997 to Present
Edward P. Mooney          37         Director      September 30, 1996 to Present
W. Dean Spies             30          Chief        April 7, 1997 to Present
                                    Financial
                                   Officer and
                                    Treasurer

         John Dalton - Mr. Dalton agreed to join the Company as its President and Chief Executive Officer, effective April 8, 1997. From 1990 through the present, Mr. Dalton has served as President of the Wallace Wade Company, a telecommunications marketing consulting firm which produced and implemented marketing strategies for clients ranging from small companies to large corporate clients. In this position, Mr. Dalton consulted on telecommunications network solutions involving virtual private networks, international telecommunications services, and data transmission. Mr. Dalton is the former chief executive officer and a former director of GSI.

         Jonathan Y. Hicks - Since October 1996, Mr. Hicks has served as the Vice President, Secretery, Treasurer, and Director of the Company; however, as of April 7, 1997, Mr. Hicks serves only as Secretery and Director of the Company. Since 1994, Mr. Hicks has served as an Associate Director of Maroon Bells Capital Partners, Inc. ("Maroon Bells"), an international merchant bank which concentrates on the financing of emerging telecommunications and technology businesses. At Maroon Bells, Mr. Hicks specializes in strategic analysis, business planning and corporate valuation, with a focus on emerging businesses in the United States and Latin America. In 1993, Mr. Hicks served as a market analyst at ARDIS, a wireless data operator now wholly owned by Motorola. Mr. Hicks joined Maroon Bells after completing a Masters of Management at Northwestern's J.L. Kellogg Graduate School of Management (1992 - 1994). Between 1988 and 1992, Mr. Hicks was involved in international trade through positions with Sea-Land Service, Inc., an international transportation operator, and Tradefin, S.A., an Argentine trading company. Mr. Hicks received his bachelors degree from Georgetown University in 1988.

         Phillip S. Magiera - Since 1996, Mr. Magiera has been a Principal of Maroon Bells. Mr. Mageria is the founder and former president of the Applied Telecommunications Technologies I-IV Funds which have invested over $100 million of debt and equity in over thirty-five (35) emerging telecommunications service providers and manufacturers in industries such as cellular service and Internet access. Prior to founding the Applied Telecommunications Technologies Fund, Mr. Magiera was Vice President of Fidelity Ventures, Inc., a wholly owned venture capital subsidiary of Fidelity Investments.

         Edward P. Mooney - Since 1993, Mr. Mooney has served as an Associate Director of Maroon Bells. For Maroon Bells, Mr. Mooney specializes in strategic planning, corporate valuations, corporate governance, and financial analysis. From October 1996 to April 7, 1997, Mr. Mooney served as the President, Chief Executive Officer, and Director of the Company. However, as of April 8, 1997, Mr. Mooney serves only as a Director of the Company. From 1989 until 1992, Mr. Mooney served as Director of Research for American Business Ventures, Inc., a business development and management consulting firm that was responsible for the creation, development, financing and executive management of publicly-traded and privately-held companies. From 1984 to 1989, Mr. Mooney was a research assistant for A.B. Laffer Associates, an economic research and consulting firm which advises investment funds, banks and other financial institutions with regard to asset allocation, portfolio strategies and public policy trends. Mr. Mooney holds a Bachelor of Arts degree in Geography from San Francisco State University and a Master of Arts degree in Education from California State University, Long Beach.

         W. Dean Spies - Mr. Spies agreed to join the Company as its Chief Financial Officer and Treasurer, effective April 7, 1997. From 1995 until joining the Company, Mr. Spies served as Manager of Financial Reporting for American REF-FUEL Company, where he was responsible for a wide range of accounting and financial controls, reporting and audits. Prior to 1995, Mr. Spies served over six years with Arthur Andersen L.L.P. in Houston, Texas, most recently as a Manager. His areas of responsibility included valuation analysis, financial and business modeling, and all aspects of public company financial reporting, including SEC filings and related regulatory compliance. Mr. Spies graduated in 1989 from Baylor University Summa Cum Laude with a Bachelor of Business Administration degree in Accounting and Finance and is a Certified Public Accountant.

Item 10. Executive Compensation

         Executive Compensation

         Edward P. Mooney and Jonathan Y. Hicks each received $1,250 per month from the Company for management services rendered to the Company until April 7, 1997. Beginning April 7, 1997, Mr. Hicks will receive an annual salary of $15,000, Mr. Spies will receive an annual salary of $82,000, and Mr. John Dalton will receive an annual salary of $156,000. Effective April 7, 1997, Mr. Mooney resigned as President and Chief Executive Officer, but will continue to serve as a Director of the Company.

         Board of Director Meetings and Committees

         The Board of Directors held seven (7) meetings during 1996, including any and all written actions in lieu of a meeting. All directors attended all of the meetings of the Board.

         On March 27, 1997, the Company's Board of Directors established an Audit Committee and a Compensation Committee. The function of the Audit Committee is to review the results and scope of the audit and other services provided by the Company's independent auditors, review and evaluate the Company's internal audit and control functions and monitor transactions between the Company and its employees, officers and directors. The function of the Compensation Committee is to administer the Company's equity incentive plans and designate compensation levels for officers and directors of the Company.

         Compensation Committee Interlocks and Insider Participation

         The members of the Compensation Committee of the Company's Board of Directors are Messrs. Mooney and Magiera. Mr. Magiera is a non-employee director. Until April 8, 1997, Mr. Mooney was the President and Chief Executive Officer, whose compensation was $15,000 per year. Beginning April 8, 1997, Mr. Mooney will serve on the Compensation Committee of the Company's Board of Directors as a non-employee director.

         On March 27, 1997, the Board of Directors granted each director 50,000 stock options and 15,000 stock options for each board committee upon which the director served, all of which shares have an exercise price of $0.75 per share.

         Summary Compensation Table

         The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the last three years to the Company by its Chief Executive Officer and to each of the Company's other executive officers whose annual salary, bonus and other compensation exceeded $100,000 in 1996.


                                                       Annual Compensation                 Long-Term Compensation
                                                       -------------------                 ----------------------
                                                                                              Awards            Payouts
                                                                                              ------            -------
                                                                           Other
                                                                          Annual      Restricted
                                                                          Compen-        stock      Options/     LTIP
                                                                          sation       Award(s)       SARs      Payouts
     Name and Principal Position      Year    Salary ($)    Bonus ($)     ($)(1)         ($)          (#)        ($)
     ---------------------------      ----    ----------    ---------     ------      ----------    --------    --------
Edward P. Mooney
   President and CEO                  1996     $ 2,500      $ 2,500       $   ---       $   ---    25,000       $   ---

-------------------
(1)Mr. Mooney commenced his employment with the Company as of October 7, 1996 and was replaced as President and Chief Executive Officer on April 8, 1997 by Mr. John Dalton. See "Employment Agreements" and "Certain Relationships and Related Transactions."


         Compensation of Directors

         During the 1996 fiscal year, directors who were also Company employees received no additional or special remuneration for serving as directors other than out-of-pocket expenses, if any, for each meeting of the Board of Directors. Beginning March 27, 1997, all directors of the Company, including non-employee directors and employee directors, will receive stock options.

         Employment Agreements

         Until April 7, 1997,  the Company had employment agreements with Edward
P. Mooney and Jonathan Y. Hicks, which were effective as of October 7, 1996. Pursuant to these agreements, the Company paid $1,250 per month to Mr. Mooney and to Mr. Hicks for management services, beginning November 1, 1996. The Company paid Mr. Mooney and Mr. Hicks an initial bonus of $2,500 each upon execution of the employment agreements. Effective April 7, 1997, Mr. Mooney resigned as President and Chief Executive Officer of the Company. Mr. Hicks' employment agreement is still effective with an annual salary of $15,000.

         On April 7, 1997 the Company agreed to terms on a one-year employment agreement with Mr. W. Dean Spies to serve as the Company's Chief Financial Officer and Treasurer commencing on or before May 1, 1997. Mr. Spies will earn a base salary of $82,000 per year and will be eligible to earn incentive bonuses during the next 12 months of up to $20,500 based on criteria to be established by the Board of Directors. In addition, pursuant to Mr. Spies' employment agreement, Mr. Spies was granted options to purchase 120,000 shares of common stock based on the following vesting schedule: 40,000 options vested as of April 7, 1997 at an exercise price of $0.75 per share; 40,000 options vested as of April 7, 1998 at an exercise price of $1.00 per share; and 40,000 options vested as of April 7, 1999 at an exercise price of $1.50 per share. Mr. Spies is the nephew of Mr. Dalton, the Chief Executive Officer of the Company.

         On April 8, 1997, the Company entered into a three-year employment agreement with Mr. John Dalton whereby Mr. Dalton has agreed to serve as the Company's President and Chief Executive Officer. Mr. Dalton will earn a base salary of $156,000 per year, and will be eligible to earn performance incentive bonuses up to $100,000 during the next 12 months based on certain business development and growth criteria. In addition, Mr. Dalton was granted options to purchase common stock of the company at an exercise price of $2.00 per share, based on the following vesting schedule: 100,000 options vested after one year of service to the Company and 100,000 options vested after two years of service to the Company.

         The Company has no other employment agreements.

         Long-Term Incentive Plan

         On October 1, 1996, the Company adopted the WorldPort Communications, Inc. Long-Term Incentive Plan (the "Incentive Plan") for employees and consultants of the Company. The Company will use the Incentive Plan as a means to promote the success and enhance the value of the Company through (a) linking the personal interests of its key employees and consultants to those of the shareholders, (b) providing employees with an incentive for outstanding performance, and (c) providing the Company flexibility in its ability to attract and retain the services of its employees and contractors. The Incentive Plan authorizes grants of Incentive Stock Options, Non-qualified Stock Options, Stock Appreciation Rights, Restricted Stock, Performance Shares, and Dividend Equivalents. The Company has reserved 2,000,000 shares of the Company's common stock for use as grants under the Incentive Plan. As of March 25, 1997, the
Company had issued stock options under the Incentive Plan to acquire 50,000 shares of common stock.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, all individuals known to beneficially own 5% or more of the Company's common stock, and all officers and directors of the registrant, with the amount and percentage of stock beneficially owned, as of March 25, 1997.

                                                       Amount and
          Name and Address                           Nature of Bene-    Percent
         of Beneficial Owner                         ficial Ownership  of Class
Maroon Bells Capital Partners, Inc.                     2,280,000       20.59%
United Overseas Bank                                    1,670,000       15.34%
Theodore H. Swindells1                                    766,666        7.04%
DuLac Consultants, Ltd.                                   700,000        6.43%
BNP International Financial Services                      667,000        6.13%
Paul A. Moore1                                            500,000        4.59%
Phillip S. Magiera1                                       300,000        2.76%
Jonathan Y. Hicks2                                         50,000        0.46%
Edward P. Mooney3                                          50,000        0.46%

Officers and Directors as
a Group 1,2,3                                             400,000        3.66%




--------
         1Excludes 2,280,000 shares held by Maroon Bells Capital Partners, Inc., of which Messrs. Swindells, Moore, and Magiera disclaim beneficial ownership. Messrs. Swindells, Moore, and Magiera are the sole principals of Maroon Bells Capital Partners, Inc.
         2Includes 25,000 shares which are subject to an option to purchase such shares from the Company at $0.08 per share.
         3Includes 25,000 shares which are subject to an option to purchase such shares from the Company at $0.08 per share.

Item 12. Certain Relationships and Related Transactions

         All of the Company's directors and Jonathan Y. Hicks are either employees or affiliates of Maroon Bells. The Company and Maroon Bells have been parties to the transactions identified below.

         Stock Purchase Agreement

         On June 26, 1996, Maroon Bells, its principals, and certain non-affiliated investors entered into a stock purchase agreement to purchase newly-issued shares of the Company's common stock representing approximately 98.5% of the outstanding shares of the Company as of the date of the Agreement for $110,000 in cash. Prior to the stock purchase agreement, the Company had no operations and little or no assets or liabilities. Effective upon this change of control, the Company adopted a business strategy to enter the international telecommunications services industry. Subsequent to its initial investment in the Company, Maroon Bells allocated substantial amounts of its own internal corporate resources to the development and implementation of the Company's overall operating strategy, including legal, travel and other expenses and the contribution to the Company of certain business development opportunities for which Maroon Bells received no additional compensation from the Company.

         Office Space

         From October 1, 1996 until April 10, 1997, the Company maintained its offices in space provided at no charge to the Company by Maroon Bells, pursuant to a month-to-month agreement, at 100 California Street, Suite 1400, San Francisco, California 94111. The Company paid no rental or lease payments for the office space, basic telephone expenses, supplies or utilities.

         Consulting Agreements

         In July, 1996, the Company entered into consulting agreements with Paul Moore, Theodore Swindells, Phillip Magiera, Edward Mooney and Jonathan Hicks (the "Consultants"). Messrs. Moore, Swindells and Magiera are principals of Maroon Bells and Messrs. Hicks and Mooney are employees of Maroon Bells. Pursuant to the consulting agreements, a total of 650,000 shares of the Company's common stock were earned by the Consultants for services rendered to the Company. On February 8, 1997, the Company filed a form S-8 registration statement with the Securities and Exchange Commission (Registration No. 333-21549) to register these 650,000 shares.

         Maroon Bells Capital Partners, Inc.'s Loan to the Company

         On July 1, 1997, Maroon Bells loaned to the Company $500,000 pursuant to the Maroon Bells Loan. The Maroon Bells Loan was collateralized by the Com Tech Note. On October 15, 1996, $80,000 of the Maroon Bells Loan, which had been assigned to two non-affiliated offshore entities, was converted into shares of the Company's common stock, resulting in the issuance of 1,000,000 shares of the Company's common stock. The remaining $420,000 principal amount due to Maroon Bells was due and payable on November 1, 1996. Maroon Bells subsequently agreed to an extension of the maturity date of the Maroon Bells Loan until April 1, 1997. As consideration for such an extension, the Company agreed to pay to Maroon Bells all accrued interest under the Maroon Bells Loan as of January 16, 1997.

         On March 7, 1997, Maroon Bells and the Company entered into a Stock Issuance and Indemnification Agreement whereby Maroon Bells agreed to (a) cancel the $420,000 outstanding principal and all accrued, but unpaid, interest as of that date in exchange for 1,680,000 shares (the "Indemnification Shares") of the Company's common stock, (b) indemnify the Company for an amount up to $460,000 (payable either in (i) cash, (ii) the Indemnification Shares, (iii) by return of other Company shares (based on $0.25 per share), or (iv) a combination thereof, in the event that the Company is unsuccessful in securing repayment from the Com Tech Loan, and (c) divide equally with the Company any proceeds, assets or other consideration in excess of $540,000 received by the Company as a result of the enforcement of the Com Tech Loan. Maroon Bells also agreed to refrain from transferring or selling the Indemnification Shares until such time as the disposition of the Com Tech Loan is determined.

         Management

         Edward P. Mooney, the Company's former Chief Executive Officer and President, is an employee of Maroon Bells. Jonathan Y. Hicks, the Company's former Vice President and Treasurer and current Secretary is an employee of Maroon Bells. Mr. Mooney and Mr. Hicks continue to serve as directors of the Company.

         On October 10, 1996, Mr. Mooney and Mr. Hicks were each granted options to purchase 25,000 shares of the Company's common stock at an exercise price of $0.08 per share. On February 10, 1997, Phillip S. Magiera joined the Board of Directors of the Company to fill a vacancy created by the resignation of Daniel McGinnis. Mr. Magiera is a principal of Maroon Bells.

         Advisory Agreements

         On March 7, 1997,  the Company and Maroon  Bells  entered into a twelve
(12) month agreement (the "Advisory Agreement") wherein Maroon Bells agreed to provide certain services to the Company in exchange for (a) a monthly retainer of $10,000 per month (accrued but not yet payable until such time as the Company successfully raises cumulative proceeds of $5,000,000 in equity or debt financing) and (b) certain success fees payable when and if Maroon Bells successfully assists the Company in certain transactions including, but not limited to, mergers and acquisitions. As part of the Advisory Agreement, the Company agreed to reimburse Maroon Bells for certain travel and out-of-pocket expenses incurred by Maroon Bells on behalf of the Company.

         Familial Relationships

         Mr. Spies, the Company's Chief Financial Officer and Treasurer, is the nephew of Mr. Dalton, the Company's President and Chief Executive Officer.


                                     PART IV

Item 13. Exhibits and Reports on Form 8-K


         (a)      Exhibits


  Exhibit No.                              Description                                 Location
  -----------                              -----------                                 --------
      3.1        Certificate of Incorporation for WorldPort Communications,            1
                 Inc.,  previously filed with Form 10-QSB for the fiscal quarter ended September 30, 1996, and incorporated herein by reference.
      3.2        Bylaws of WorldPort Communications, Inc., previously                  1
                 filed with Form 10-QSB for the fiscal quarter ended
                 September 30, 1996, and incorporated herein by reference.
      10.1       Financial Advisory Agreement between the Registrant and               1
                 Dinton Trader S.A. dated October 31, 1996, previously filed with Form 10-QSB for the fiscal quarter ended September
                 30, 1996, and incorporated herein by reference.


  Exhibit No.                              Description                                 Location
  -----------                              -----------                                 --------
      10.2       Loan Agreement between Com Tech International                         1
                 Corporation and the Registrant dated June 27, 1996,  previously filed with Form 10-QSB for the fiscal  quarter ended  September
                 30, 1996, and incorporated herein by reference.
      10.3       Assignment, Pledge & Security Agreement between Com                   1
                 Tech International Corporation and the Registrant dated June
                 27, 1996, previously filed with Form 10-QSB for the fiscal quarter ended September 30, 1996, and incorporated herein
                 by reference.
      10.4       Convertible Secured Promissory Note between the                       1
                 Registrant and Maroon Bells Capital Partners, Inc. dated
                 July 1, 1996, previously filed with Form 10-QSB for the
                 fiscal quarter ended September 30, 1996, and incorporated
                 herein by reference.
      10.5       Loan Agreement between the Registrant and Maroon Bells                1
                 Capital Partners, Inc. dated July 1, 1996,  previously filed with Form 10-QSB for the fiscal quarter ended September
                 30, 1996, and incorporated herein by reference.
      10.6       Assignment, Pledge & Security Agreement between the                   1
                 Registrant and Maroon Bells Capital Partners, Inc. dated
                 July 1, 1996, previously filed with Form 10-QSB for the
                 fiscal quarter ended September 30, 1996, and incorporated
                 herein by reference.
      10.7       Secured Promissory Note between the Registrant and Com                1
                 Tech International Corporation dated June 27, 1996,
                 previously filed with Form 10-QSB for the fiscal quarter
                 ended September 30, 1996, and incorporated herein by
                 reference.
      10.8       Maroon Bells Capital Partners, Inc. Advisory Agreement for            1
                 WorldPort Communications, Inc. dated March 7, 1997.
      10.9       Stock Issuance and Indemnification Agreement by and                   1
                 between Maroon Bells Capital Partners, Inc. and WorldPort
                 Communications, Inc. dated March 7, 1997.
     10.10       Pledge Agreement, Secured Promissory Note, and Guaranty               1
                 between Edmund Blankenau and the Registrant dated April
                 4, 1997.
     10.11       Letter Agreement by and between W. Dean Spies and the                 1
                 Registrant dated April 7, 1997.


  Exhibit No.                              Description                                 Location
  -----------                              -----------                                 --------
     10.12       Employment Agreement by and between John Dalton and                   1
                 the Registrant dated April 8, 1997.
      22.1       Notice of Annual and Special Meeting of Shareholders and              1
                 Proxy Statement dated September 18, 1996, previously filed with Form 10-QSB for the fiscal quarter ended September
                 30, 1996, and incorporated herein by reference.
      23.1       Consent of Schumacher & Associates, Inc., Independent                 1
                 Certified Public Accountant.
       27        Financial Data Schedule                                               1

         (b) No Current Reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated this 15th day of April, 1997

                                       WORLDPORT COMMUNICATIONS, INC.


                                       By  /s/John Dalton
                                           -------------------------------------
                                           John Dalton
                                           President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


    Signature                       Capacity                         Date
    ---------                       --------                         ----

/s/John Dalton
----------------------    President, Chief Executive Officer     April 15, 1997
John Dalton               (Principal Executive Officer)


/s/Edward P. Mooney
----------------------    Director                               April 15, 1997
Edward P. Mooney


/s/Jonathan Y. Hicks
----------------------    Director and Secretary                 April 15, 1997
Jonathan Y. Hicks


/s/Phillip S. Magiera
----------------------    Director                               April 14, 1997
Phillip S. Magiera


/s/W. Dean Spies
----------------------    Chief Financial Officer and            April 15, 1997
W. Dean Spies             Treasurer (Principal Financial
                          Officer and Principal Accounting
                          Officer).

                         WORLDPORT COMMUNICATIONS, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS
                                      with
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



                           December 31, 1996 and 1995





                                                                            Page

Financial Statements:

         Report of Independent Certified Public
          Accountants                                                        F-2

         Balance Sheet                                                       F-3

         Statements of Operations                                            F-4

         Statement of Stockholders' Equity                                   F-5

         Statements of Cash Flows                                            F-7

         Notes to Financial Statements                                       F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
WorldPort Communications, Inc. (A Development Stage Company)
San Francisco, California

We have audited the accompanying balance sheet of WorldPort Communications, Inc. (A Development Stage Company) as of December 31, 1996, and the related statements of operations, stockholders' equity and cash flows for the two years then ended and from inception to December 31, 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WorldPort Communications, Inc. (A Development Stage Company) as of December 31, 1996 and the results of its operations, changes in its stockholders' equity and its cash flows for the two years then ended December 31, 1996 and 1995, and from inception to December 31, 1996 in conformity with generally accepted accounting principles.



                                    Schumacher & Associates, Inc.
                                    Certified Public Accountants
                                    12835 E. Arapahoe Road, Tower II, Suite 110
                                    Englewood, CO 80112


March 27, 1997

                         WORLDPORT COMMUNICATIONS, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                December 31, 1996

                                     ASSETS

Current Assets:
  Cash                                                                            $1,552,829
  Note receivable (Notes 2 and 6)                                                    800,000
  Other                                                                                6,329
                                                                                  ----------
      Total Current Assets                                                         2,359,158

Other Assets:
  Note receivable, including accrued
   interest (Note 6)                                                                 527,806
  Deferred offering costs (Note 9)                                                     2,068
                                                                                  ----------
      Total Assets                                                                $2,889,032

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                                $   75,936
  Accrued interest payable (Note 2)                                                   23,706
  Other                                                                                  100
                                                                                  ----------
      Total Current Liabilities                                                       99,742

Note payable (Notes 2 and 6)                                                         420,000
                                                                                  ----------
      Total Liabilities                                                              519,742
                                                                                  ----------

Stockholders' Equity (Note 10):
  Preferred stock, $.0001 par value,
      10,000,000 shares authorized,
      none issued and outstanding                                                          -
  Common Stock, $.0001 par value,
   65,000,000 shares authorized,
   9,053,667 shares issued and
   outstanding                                                                           905
  Additional paid-in capital                                                       2,664,291
  Deficit accumulated during
    development stage                                                               (295,906)

Total Stockholders' Equity                                                         2,369,290

Total Liabilities and Stockholders'
 Equity                                                                           $2,889,032

    The accompanying notes are an integral part of the financial statements.

                         WORLDPORT COMMUNICATIONS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                             January 6,
                                                                                               1989
                                                             Year             Year          (Inception)
                                                             ended            ended             to
                                                           December         December          December
                                                           31, 1996         31, 1995          31 ,1996

Revenue:
      Interest income                                    $   34,399      $       611        $   40,871
                                                         ----------      -----------        ----------

Operating Expenses:
      Consulting fees, related party                        110,000                -           110,000
      Stock issued for consulting fees                       36,740                -            36,740
      Legal and accounting                                  105,461            2,540           120,065
      Interest                                               23,706                -            23,706
      Salaries                                               10,000                -            10,000
      Rent (Note 2)                                           1,000            3,000            20,750
      Travel                                                      -            1,832             3,292
      Other                                                   7,390              271            12,224
                                                         ----------      -----------        ----------
Total Operating Expenses                                    294,297            7,643           336,777
                                                         ----------      -----------        ----------

Net (Loss)                                               $ (259,898)      $   (7,032)       $ (295,906)
                                                         ==========       ==========        ==========

Per Share                                                $     (.11)      $     (.12)       $     (.86)
                                                         ==========       ==========        ==========

Weighted Average Shares Outstanding                       2,358,334           60,000           344,003
                                                         ==========       ==========        ==========







    The accompanying notes are an integral part of the financial statements.

                         WORLDPORT COMMUNICATIONS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                              Deficit
                                                                                            Accumulated
                                                     Common Stock           Additional        During
                                             -------------------------        Paid-in        Development
                                              Shares           Amount         Capital          Stage               Total
                                             --------         --------     -------------   -------------      -------------

Balances at inception January 6, 1989                -        $      -      $        -      $         -        $         -

Issuance of stock to officers and
 directors January, 1989 (note 3)
 for cash ($.005 per share)                     40,000             200               -                -                200

Issuance of stock April, 1989
 for cash ($1.00 per share)                      8,000           8,000               -                -              8,000

Net loss for period ended
 December 31, 1989                                   -               -               -           (1,551)            (1,551)
                                             ---------        --------      ----------       ----------         ----------
Balance at December 31, 1989                    48,000           8,200               -           (1,551)             6,649

Issuance of stock in public
 offering, net of expenses
 of $17,653                                     12,000          42,347               -                -             42,347

Net (loss) for year ended
 December 31, 1990                                   -               -               -           (4,398)            (4,398)
                                             ---------       ---------     -----------      -----------         ----------
Balance at December 31, 1990                    60,000          50,547               -           (5,949)            44,598

Net (loss) for year ended
 December 31, 1991                                   -               -               -           (4,670)            (4,670)
                                             ---------       ---------     -----------      -----------         ----------
Balance at December 31, 1991                    60,000          50,547               -          (10,619)            39,928

Net (loss) for year ended
 December 31, 1992                                   -               -               -           (5,281)            (5,281)
                                             ---------       ---------     -----------      -----------         ----------
Balance at December 31, 1992                    60,000          50,547               -          (15,900)            34,647

Net (loss) for year ended
 December 31, 1993                                   -               -               -           (5,644)            (5,644)
                                             ---------       ---------     -----------      -----------         ----------
Balance at December 31, 1993                    60,000          50,547               -          (21,544)            29,003

Net (Loss) for year ended
 December 31, 1994                                   -               -               -           (7,432)            (7,432)
                                            ----------     -----------   -------------      -----------         ----------
Balance at December 31, 1994                    60,000          50,547               -          (28,976)            21,571

Net (Loss) for year ended
 December 31, 1995                                   -               -               -           (7,032)            (7,032)
                                            ----------     -----------   -------------      -----------         ----------
Balance at December 31, 1995                    60,000          50,547               -          (36,008)            14,539

Reorganization, October 1, 1996                      -         (50,541)         50,541                -                  -

Issuance of stock June, 1996
 for cash ($.0275 per share)                 4,000,000             400         109,600                -            110,000

Issuance of stock July, 1996
 for services ($.0275 per share)               160,000              16           4,384                -              4,400

Issuance of stock July, 1996
 for services ($.05 per share)                 650,000              65          32,435                -             32,500

Issuance of stock October, 1996
 for cash ($.08 per share)                   1,000,000             100          79,900                -             80,000


                         WORLDPORT COMMUNICATIONS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                             Deficit
                                                                                           Accumulated
                                                   Common Stock            Additional         During
                                             -------------------------       Paid-in       Development
                                               Shares         Amount         Capital          Stage               Total
                                             ---------     -----------    ------------     ------------         ----------


Issuance of stock November, 1996
 for cash ($.75 per share)                     446,667              45         334,955                -            335,000

Issuance of stock December, 1996
 for cash ($.75 per share)                   2,737,000             273       2,052,476                -          2,052,749

Net (Loss) for year ended
 December 31, 1996                                   -               -               -         (259,898)          (259,898)
                                            ----------     -----------   -------------      -----------         ----------
Balance at December 31, 1996                 9,053,667     $       905   $   2,664,291      $  (295,906)        $2,369,290
                                            ==========     ===========   =============      ===========         ==========








    The accompanying notes are an integral part of the financial statements.

                         WORLDPORT COMMUNICATIONS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                            January 6,
                                                                                              1989
                                                                                           (Inception)
                                                          Year ended       Year ended          to
                                                            December         December        December
                                                           31, 1996         31, 1995         31, 1996
                                                          ----------       ----------       ---------


Cash flows from operating activities:
 Net (Loss)                                               $ (259,898)       $  (7,032)     $ (295,906)
 Adjustments to reconcile net (loss) to net
  cash used by operating activities:
   Amortization                                                    -                -             200
   Changes in liabilities:
    (Increase) in accrued interest receivable                (34,135)               -         (34,135)
    Increase (decrease) in accounts payable
     and accrued expenses                                     97,674           (1,334)         97,674
                                                          ----------       ----------      ----------
Net Cash (Used in) Operating Activities                     (196,359)          (8,366)       (232,167)
                                                          ----------       ----------      ----------

Cash flows from investing activities:
 Investment in notes receivable                           (1,300,000)               -      (1,300,000)
 Organization costs                                                                 -            (200)
                                                          ----------       ----------      ----------
Net Cash (Used in) Investing Activities                   (1,300,000)                      (1,300,200)
                                                          ----------       ----------      ----------

Cash flows from financing activities:
 Proceeds from note payable                                  500,000                -         500,000
 Proceeds from issuance of common stock                    2,534,649                -       2,602,849
 Deferred offering costs                                           -                -         (17,653)
                                                          ----------       ----------      ----------
Net Cash Provided by Financing Activities                  3,034,649                        3,085,196
                                                          ----------       ----------      ----------

Net increase (decrease) in cash
 and cash equivalents                                      1,538,290           (8,366)      1,552,829

Cash at Beginning of Period                                   14,539           22,905               -
                                                          ----------       ----------      ----------

Cash at End of Period                                     $1,552,829       $   14,539      $1,552,829
                                                          ==========       ==========      ==========

Interest Paid                                             $        -       $        -      $        -
                                                          ==========       ==========      ==========

Income Taxes Paid                                         $        -       $        -      $        -
                                                          ==========       ==========      ==========

    The accompanying notes are an integral part of the financial statements.

                         WORLDPORT COMMUNICATIONS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of significant accounting policies of WorldPort Communications, Inc. (formerly Sage Resources, Inc.) (Worldport or the Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         Organization

         The Company is a publicly held Delaware corporation that is implementing a strategy to become an international telecommunications service provider through strategic acquisitions of telecommunications companies and assets. The Company, previously known as Sage Resources, Inc., was originally organized as a Colorado corporation on January 6, 1989, to evaluate, structure and complete a merger with, or acquisition of other entities. In October 1996, the Company changed its domicile to Delaware and changed its name to WorldPort Communications, Inc. The Company's current strategy is to develop its business through strategic acquisitions of telecommunication services companies.

         The Company is currently in development stage. As such, there are a number of factors that may affect the future results of the Company, including, but not limited to (a) difficulties in identifying and acquiring profitable businesses, (b) the Company lacking any significant operations or assets, (c) the lack of a public market for the Company's stock, and (d) the Company's need to raise significant future financing. In addition, the telecommunications industry is subject to national and worldwide economic and political influences such as recession and political instability.

         Organizational Costs

         Organizational costs are being amortized on a straight-line basis over five years.

                         WORLDPORT COMMUNICATIONS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
         CONTINUED

         Deferred Offering Costs

         The Company has incurred offering costs in connection with an offering memorandum (Note 9). Upon successful completion of the offering, these costs will be charged as a reduction of the offering proceeds.

         Cash and Cash Equivalents

         For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

         Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Fair Value of Financial Instruments

         The carrying amount approximates fair value of cash and short-term financial instruments (all of which are held for nontrading purposes). The Company has no long-term financial instruments.

         Concentrations of Credit Risks

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents and trade accounts receivables. At December 31, 1996, the Company had $1,552,829 of its cash and cash equivalents in financial institutions, all but $100,000 of which were in excess of amounts insured by agencies of the U.S. Government. All secured notes receivable are from companies where the Company had entered into letters of intent for acquisition which are involved in the telecommunication industry.

                         WORLDPORT COMMUNICATIONS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

2.       RELATED PARTY TRANSACTIONS

         All of the Company's officers and directors are either employees or affiliates of Maroon Bells Capital Partners, Inc. (Maroon Bells).
         WorldPort and Maroon Bells have been parties to the following transactions and/or agreements:

         Stock Purchase Agreement. On June 25, 1996, Maroon Bells entered into a stock purchase agreement to purchase 4,000,000 shares of WorldPort common stock for an aggregate purchase price of $110,000.

         Maroon Bells Loan to WorldPort. On July 1, 1996 Maroon Bells loaned to WorldPort $500,000 pursuant to a promissory note (the Maroon Bells
         Note). The Maroon Bells Note was collateralized by a promissory note between WorldPort and Com Tech International Corp. (the Com Tech Note). On October 3, 1996, the Company was notified by Maroon Bells that it had assigned $80,000 principal amount of the Maroon Bells Note, to certain non affiliated entities (the Assignees).

         On October  15,  1996,  $80,000  of the  Maroon  Bells Note held by the
         Assignees  was  converted  into  shares  of  WorldPort   common  stock,
         resulting in the issuance of 1,000,000 shares of WorldPort common stock.

         The remaining $420,000 principal amount due to Maroon Bells was due and payable November 1, 1996. Beginning on October 31, 1996 Maroon Bells agreed to extensions of the maturity date of the Maroon Bells Note, including an agreement between Maroon Bells and WorldPort on January 16, 1997 whereby Maroon Bells agreed to extend the maturity date of the Maroon Bells Note until April 1, 1997. As consideration for such an extension, WorldPort agreed to pay to Maroon Bells all accrued interest under the Maroon Bells Note as of January, 1997.

         On March 7, 1997 Maroon Bells and WorldPort entered into a Stock Issuance and Indemnification Agreement whereby (a) Maroon Bells agreed to cancel the $420,000 outstanding principal and all accrued but unpaid interest as of that date in exchange for 1,680,000 shares (the "Indemnification Shares") of WorldPort common stock, (b) Maroon Bells agreed to indemnify WorldPort for an amount up to $460,000 in cash, the Indemnification Shares or other WorldPort shares (based on $.25 per share), or a combination thereof, in the event that WorldPort is unsuccessful in securing repayment from the Com

                         WORLDPORT COMMUNICATIONS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

2.       RELATED PARTY TRANSACTIONS, CONTINUED

         Tech Note, and (c) Maroon Bells and WorldPort agreed to divide equally any proceeds, assets or other consideration received by WorldPort as a result of the Com Tech Note in excess of $540,000. Maroon Bells agreed to refrain from transferring or selling the Indemnification Shares until such time as the disposition of the Com Tech Note is determined.

         Management Agreements. Mr. Edward Mooney (the Company's Chief Executive Officer, President and Director) and Mr. Jonathan Hicks (the Company's Vice President, Secretary and Treasurer) are employees of Maroon Bells and each also hold employment agreements with WorldPort whereby they are each paid $1,250 per month for providing management services to WorldPort. These agreements expire on October 1, 1997. Mr. Mooney and Mr. Hicks were each granted options to purchase 25,000 shares of WorldPort common stock during 1996 at an exercise price of $.08 per share. Management believes that the fair value of the shares did not exceed $.08 per share on the date of the grant. In 1997, Mr. Phillip Magiera joined the Board of Directors to fill a vacancy created by the resignation of Mr. Daniel McGinnis. Mr. Magiera is a principal of Maroon Bells.

         Offices. From October 1, 1996 until April 10, 1997 the Company has utilized as its corporate headquarters the offices of Maroon Bells. During this period, Maroon Bells has not assessed WorldPort any rental or lease charges for office space, telephone expenses, supplies or utilities. Prior to October 1, 1996, the Company maintained its offices in space provided by the Company's former president pursuant to an oral agreement for $250 per month including basic telephone and receptionist services commencing June 1, 1989. For the years ended December 31, 1996 and 1995, rent of $1,000 and $3,000 respectively was paid to the former president.

         Consulting Agreements. In July, 1996 WorldPort entered into consulting agreements with Paul Moore, Theodore Swindells, Phillip Magiera, Edward Mooney and Jonathan Hicks (the "Consultants"). Messrs. Moore, Swindells and Magiera are principals of Maroon Bells, and Messrs. Mooney and Hicks are employees of Maroon Bells. Pursuant to the consulting agreements, a total of 650,000 shares of WorldPort common stock were earned by the Consultants for services rendered to the Company. On February 8, 1997 WorldPort filed a form S-8 registration statement for these 650,000 shares. These shares were valued at $.05 per share based upon other stock transactions at the time the services were rendered.

                         WORLDPORT COMMUNICATIONS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

2.       RELATED PARTY TRANSACTIONS, CONTINUED

         Advisory Agreement. On March 7, 1997 WorldPort and Maroon Bells entered into a 12-month Advisory Agreement wherein Maroon Bells agreed to provide certain services to the Company in exchange for (a) a monthly retainer of $10,000 per month (commencing when and if WorldPort is successful in raising cumulative proceeds of $5,000,000 in equity or debt financing) and (b) certain success fees payable when and if Maroon Bells successfully assists WorldPort in certain transactions including, but not limited to, mergers and acquisitions. As part of the Advisory Agreement, WorldPort agreed to reimburse Maroon Bells for certain travel and out-of-pocket expenses incurred by Maroon Bells on behalf of WorldPort.

3.       STOCKHOLDER'S EQUITY

         Preferred Stock

         The Company authorized 10,000,000 shares of $.0001 par value preferred stock. No preferred stock is issued or outstanding.

         Common Stock

         In January of 1989, the Company sold 40,000 Units to its former officers and directors for $200. Each Unit consisted of one share of no par value restricted common stock, one Class A Warrant and one Class B Warrant. The Class A and Class B Warrants were included in the public offering (Note 4).

         Long-Term Incentive Plan

         The Company adopted an incentive stock option plan for Company employees and consultants. The Company has reserved 2,000,000 common shares for issuance pursuant to the plan. As of December 31, 1996, there were 50,000 outstanding options under the Plan at an exercise price of $.08 per share.

         Other

         Additionally, prior to year end, the Company issued 25,000 additional stock options which had been previously authorized pursuant to a grant by the Board of Directors. In March 1997, the Company authorized a total of 210,000 stock options for directors with an exercise price of $.75 per share.

                         WORLDPORT COMMUNICATIONS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

4.       PUBLIC OFFERING

         In October of 1990, the Company completed a public offering of 12,000 Units at $5.00 per Unit through an officer and director.

                  Gross proceeds from offering                         $ 60,000
                  Offering costs paid directly,
                    e.g. legal, accounting, etc.                        (17,653)
                  Net stockholders' equity from
                    the offering                                       $ 42,347
                                                                       ========

         Each Unit consisted of one share of the Company's common stock and one Class C Warrant to purchase one share of common stock at $100 per share through the period ending April 24, 1997. The common stock and Class C Warrants included in the Units became separately transferable immediately after the closing of the public offering.

         Included in this offering were 40,000 Class A Common Stock Purchase Warrants and 40,000 Class B Common Stock Purchase Warrants (the A & B Warrants) offered by certain warrant holders of the Company (Note 3). If the founding shareholders (present holders of the A and B Warrants) were to sell the A & B Warrants, the Company would not receive any of the proceeds from the sale.

         One Class A Warrant entitles the holder to purchase one share of the Company's common stock at $25 per share through the period ending April 24, 1997. One Class B Warrant entitles the holder to purchase one share of the Company's common stock at $50 per share through the period ending April 24, 1997. The A & B Warrants were sold at a price determined by the public demand therefore, not to exceed $5 per warrant. The selling warrant holders did not pay any of the offering expenses.

         The Company may redeem the Class C Warrants at any time, at $.01 per Warrant upon 30 days written notice to the Warrantholders.

5.       INCOME TAXES

         As of December 31, 1996, net operating loss carryforwards of approximately $296,000 are available to reduce future taxable income, expiring in 2004 through 2010. Deferred tax assets of approximately $86,485 (an increase of $79,185 from December 31, 1995) have not been recognized for the tax benefits of the net operating loss carryforwards due to the uncertainty of their realization. The Company has provided a

                         WORLDPORT COMMUNICATIONS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


5.       INCOME TAXES, CONTINUED

         valuation  allowance for the entire $296,000.   Recent changes in stock
         ownership of the Company could result in limitations on the Company's ability to utilize the net operating loss carryforward.

6.       NOTES RECEIVABLE

         At December 31, 1996, notes receivable consisted of the following:

                  Com Tech International Corporation,
                  interest at 12.0%, due
                  October 27, 1996, collateralized
                  by borrowers right, title and
                  interest in Datamax de Mexico,
                  S.A. de C.V. including accrued
                  interest of $27,806                                 $  527,806

                  Global Star International, Inc. ("GSI"),
                  interest at 10.0%, secured by pledge
                  of 100% of the stock of GSI                            800,000
                                                                      ----------
                                                                      $1,327,806

         The Com Tech Note and accrued interest has been classified as non-current in the accompanying financial statements. As described in
         Note 2, on March 7, 1997, the Company entered into a Stock Issuance and Indemnification Agreement with Maroon Bells, whereby Maroon Bells agreed to indemnify the Company for an amount up to $460,000 in cash or the Company's $.0001 par value common stock, or a combination of both, in event that the Company is unsuccessful in securing repayment from the Com Tech Note.

         The Global Star International, Inc. note receivable was repaid in full on March 6, 1997.

7.       ADVISORY AGREEMENT

         On October 31, 1996, the Company entered into an advisory agreement with Dinton Trader S.A. (Dinton Trader). The agreement provides among other things, that Dinton Trader will assist the Company in the identification of potential merger or acquisition candidates, and assist in the development and implementation of a corporate financial strategy. The Company agreed to pay Dinton Trader an advisory fee of $360,000 for services provided, when and if such services are completed

                         WORLDPORT COMMUNICATIONS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

7.       ADVISORY AGREEMENT, CONTINUED

         in a manner satisfactory to the Company, payable no later than June 30, 1997. On January 14, 1997, the Company paid Dinton Trader $150,000.

8.       CHANGE IN CONTROL

         On June 26, 1996, the Company  entered into a stock purchase  agreement with Maroon Bells and certain other investors to purchase 4,000,000 shares of the Company's common stock, approximately 98% of the outstanding common stock of the Company after issuance.

9.       SUBSEQUENT EVENT

         In March 1997, the Company closed the offering (the Offering) of 3,333,333 shares of common stock at $ .75 per share pursuant to an offering memorandum dated November 1, 1996. The Company received total proceeds of $2,500,000 from the offering, of which $2,387,750 (3,183,667 shares) had been raised as of December 31, 1996.

10.      COMMON STOCK SUBSCRIBED

         At December 31, 1996, the Company was obligated to issue 3,833,667 shares of its common stock for services rendered in 1996 and for common stock subscribed in connection with the Offering. These shares are shown as outstanding in the accompanying financial statements.