Form 10KSB/A
period 1996-12-31
WORLDPORT COMMUNICATIONS INC
filed 1997-05-08
CIK 857847

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A

                                   (Mark One)

                   Ammended     Annual Report Pursuant to Section 13 or 15(d) of
    [root] the Securities Exchange Act of 1934 [Fee required] For the fiscal year ended December 31, 1996
---------------

                                            or
                Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required]
---------------
                For the Transition Period from __________ to __________

                        Commission File Number 33-32341-D

                         WORLDPORT COMMUNICATIONS, INC.
           (Name of Small Business Issuer as Specified in its Charter)

                              Sage Resources, Inc.
                          (Previous name of Registrant)


                Delaware                                       84-1127336
     (State or other jurisdiction of                    (IRS Employer ID Number)
      incorporation of organization)

9601 Katy Freeway, Suite 200, Houston, Texas                     77024
 (Address of principal executive offices)                      (Zip Code)

Issuer's telephone number:    (713) 461-4999
Securities registered pursuant to Section 12(b) of the Act:
                           None
Securities registered pursuant to Section 12(g) of the Act:

                           None

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

         YES      [root]            NO

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB/A     or any amendment to this    Form 10-KSB/A.     [ [root] ]

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

         Maroon Bells Capital Partners, Inc.'s Loan to the Company

         On July 1, 1996, Maroon Bells loaned to the Company $500,000 pursuant to the Maroon Bells Loan. The Maroon Bells Loan was collateralized by the Com Tech Note. On October 15, 1996, $80,000 of the Maroon Bells Loan, which had been assigned to two non-affiliated offshore entities, was converted into shares of the Company's common stock, resulting in the issuance of 1,000,000 shares of the Company's common stock. The remaining $420,000 principal amount due to Maroon Bells was due and payable on November 1, 1996. Maroon Bells subsequently agreed to an extension of the maturity date of the Maroon Bells Loan until April 1, 1997. As consideration for such an extension, the Company agreed to pay to Maroon Bells all accrued interest under the Maroon Bells Loan as of January 16, 1997.

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

         Dated this 8th day of May, 1997

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


    Signature                       Capacity                         Date
    ---------                       --------                         ----

/s/John Dalton
----------------------    President, Chief Executive Officer     May 8, 1997
John Dalton               (Principal Executive Officer)


/s/Edward P. Mooney
----------------------    Director                               May 8, 1997
Edward P. Mooney


/s/Jonathan Y. Hicks
----------------------    Director and Secretary                 May 8, 1997
Jonathan Y. Hicks


/s/Phillip S. Magiera
----------------------    Director                               May 8, 1997
Phillip S. Magiera


/s/W. Dean Spies
----------------------    Chief Financial Officer and            May 8, 1997
W. Dean Spies             Treasurer (Principal Financial
                          Officer and Principal Accounting
                          Officer).