Form 10QSB
period 1997-03-31
WORLDPORT COMMUNICATIONS INC
filed 1997-05-15
CIK 857847

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       -----------------------------------

                                   FORM 10-QSB

         [X]      QUARTERLY   REPORT   UNDER   SECTION   13   OR  15(d)  OF  THE
                  SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.

         [ ]      TRANSITION   REPORT   UNDER   SECTION   13  OR  15(d)  OF  THE
                  SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ______________.


                        Commission File Number 33-32341-D


                         WORLDPORT COMMUNICATIONS, INC.
        (Exact name of small business issuer as specified in its charter)

             Delaware                                   84-1127336
 (State or other jurisdiction of                 (I.R.S. Employer ID Number)
  incorporation or organization)

9601 Katy Freeway, Suite 200, Houston, Texas                       77024
-------------------------------------------------      -------------------------
   (Address of principal executive offices)                      (Zip Code)


                    Issuer's telephone number: (713) 461-4999


                                      None
              (Former name, former address and former fiscal year,
                         if changed since last report.)


         Check whether the issuer (1) filed all reports  required to be filed by
         Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                        [ X ] Yes    [   ] No

         Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                                        [   ] Yes    [   ] No

         Applicable only to corporate issuers

         As of April 25, 1997, the Registrant had 10,883,333 shares Common Stock par value $.001 outstanding.

         Transitional Small Business Disclosure Format
         (Check one):

         [   ] Yes    [ X ] No

                         WORLDPORT COMMUNICATIONS, INC.
                          (A Development Stage Company)

                                      INDEX

                                                                                                                     Page
                                                                                                                     Number

Part I.           Financial Information

         Item I.           Financial Statements

                           Condensed Balance Sheets as of March 31,
                             1997 (Unaudited) and December 31, 1996                                                       3

                           Condensed  Statements  of  Operations,  for the Three
                             Months  Ended  March 31,  1997 and 1996 and for the
                             period from  January 6, 1989  (Inception)  to March
                             31, 1997
                             (Unaudited)                                                                                  4

                           Condensed  Statements  of Cash  Flows,  for the Three
                             Months  Ended  March 31,  1997 and 1996 and for the
                             period from  January 6, 1989  (Inception)  to March
                             31, 1997
                             (Unaudited)                                                                                  5

                           Notes to Condensed Financial Statements                                                        6


         Item 2.           Management's Discussion and Analysis of
                             Financial Conditions and Results of
                             Operations                                                                                  10


Part II.  Other Information                                                                                              14

                         WORLDPORT COMMUNICATIONS, INC.
                          (A Development-Stage Company)

                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                                  (Unaudited)
                                                                                    March 31,            December 31,
                                                                                      1997                  1996
Current Assets:
      Cash                                                                        $ 2,157,427            $ 1,552,829
      Note receivable                                                                 500,000                800,000
      Accrued interest                                                                 42,805                  6,329
                                                                                  -----------            -----------
    Total Current Assets                                                            2,700,232              2,359,158

Other Assets:
      Note receivable, including accrued
       interest                                                                             -                527,806
      Other                                                                             5,130                  2,068
                                                                                   ----------              ---------


       Total Assets                                                               $ 2,705,362            $ 2,889,032
                                                                                  ===========            ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
      Accounts payable                                                            $    91,627            $    75,936
      Accounts payable, related party                                                  76,556                      -
      Accrued interest payable                                                              -                 23,706
      Other                                                                                 -                    100
                                                                                  -----------            -----------
       Total Current Liabilities                                                      168,183                 99,742

Note payable                                                                                -                420,000
                                                                                  -----------            -----------

       Total Liabilities                                                              168,183                519,742
                                                                                  -----------            -----------

Stockholders' Equity:
      Preferred stock, $.0001 par value,
       10,000,000 shares authorized
       none issued and outstanding                                                          -                      -

      Common Stock,  $.0001 par value,  65,000,000 shares authorized  10,883,333 shares at March 31, 1997 and 9,053,667 shares at December 31,
       1996, issued and outstanding                                                     1,088                    905

      Additional paid-in capital                                                    3,094,291              2,664,291

      Deficit accumulated during
       development stage                                                             (558,200)              (295,906)
                                                                                  -----------            -----------

Total Stockholders' Equity                                                          2,537,179              2,369,290
                                                                                  -----------            -----------

Total Liabilities and Stockholders'
 Equity                                                                           $ 2,705,362            $ 2,889,032
                                                                                  ===========            ===========

Note: The balance sheet at December 31, 1996, has been taken from the audited financial statements at that date and condensed.

     The accompanying notes are an integral part of the financial statements.

                         WORLDPORT COMMUNICATIONS, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                        January
                                                            Three Months         Three Months          6, 1989
                                                              Ended                Ended             (Inception) to
                                                              March 31,            March 31,             March 31,
                                                              1997                  1996                 1997

Revenue:
         Interest income                                      $    29,959        $       126           $    70,830
                                                              -----------        -----------           -----------

Operating Expenses:
         Consulting fees, related party                            30,000                  -               140,000
         Stock issued for consulting fees                               -                  -                36,740
         Consulting fees                                           55,100                  -                55,100
         Legal and accounting                                      99,748              3,759               219,813
         Interest                                                   3,283                  -                26,989
         Salaries                                                   7,500                  -                17,500
         Rent                                                           -                750                20,750
         Travel                                                    86,645                  -                89,937
         Other                                                      9,977                402                22,201
                                                              -----------         ----------           -----------
           Total Operating Expenses                               292,253              4,911               629,030
                                                              -----------         ----------           -----------

Net (Loss)                                                    $  (262,294)        $   (4,785)          $  (558,200)
                                                              -----------         ----------           -----------

Net (Loss) Per Share                                         $      (0.03)       $     (0.08)         $      (0.84)
                                                             ============        ===========          ============

Weighted Average Number of Shares
 Outstanding                                                    9,580,608             60,000               663,955
                                                              ===========         ==========           ===========







    The accompanying notes are an integral part of the financial statements.

                         WORLDPORT COMMUNICATIONS, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                         January 6,
                                                                 Three Months        Three Months         1989
                                                                    Ended              Ended          (Inception) to
                                                                    March 31,          March 31,          March 31,
                                                                     1997                1996               1997
                                                                 ------------        -----------        --------

Cash flows from operating activities:
 Net (loss)                                                       $  (262,294)       $    (4,785)       $  (558,200)
 Adjustments to assets and reconcile net (loss)
  to net cash used by operating activities:
   Amortization                                                             -                  -                200
   Changes in assets and liabilities:
    (Increase) in accrued interest
         receivable                                                    (8,670)                 -            (42,805)
    Increase in other assets                                           (5,130)                 -             (5,130)
    Increase in accounts payable, related
         party                                                         76,556                  -             76,556
    Increase (decrease) in accounts and
         interest payable and other                                    (8,114)              4,911             89,560
                                                                 -------------         ----------       ------------
Net Cash Provided by (Used in)
  Operating Activities                                               (207,652)               126           (439,819)
                                                                  -----------        -----------        -----------

Cash flows from investing activities:
 Investment in notes receivable                                      (100,000)                 -         (1,400,000)
 Collection of note receivable                                        900,000                  -            900,000
 Organization costs                                                         -                  -               (200)
                                                                  -----------        -----------        -----------
Net Cash Provided by (Used in)
  Investing Activities                                                800,000                  -           (500,200)
                                                                  -----------        -----------        -----------

Cash flows from financing activities:
 Proceeds from note payable                                                 -                  -            500,000
 Proceeds from issuance of common
  stock, net of offering expenses                                      12,250                  -          2,597,446
                                                                   ----------        -----------        -----------
Net Cash Provided by Financing
  Activities                                                           12,250                  -          3,097,446
                                                                   ----------        -----------        -----------

Net increase in cash and cash
 equivalents                                                          604,598                126          2,157,427

Cash at Beginning of Period                                         1,552,829             14,539                  -
                                                                  -----------        -----------        -----------

Cash at End of Period                                             $ 2,157,427        $    14,665        $ 2,157,427
                                                                  ===========        ===========        ===========

Interest Paid                                                     $    26,989        $         -        $    26,989
                                                                  ===========        ===========        ===========

Income Taxes Paid                                                 $         -        $         -        $         -
                                                                  ===========        ===========        ===========

Supplemental schedule of noncash investing and financing activities:

  Cancellation of note payable for
   1,680,000 shares of Common Stock                               $   420,000        $         -        $   420,000
                                                                  -----------        -----------        -----------

    The accompanying notes are an integral part of the financial statements.

                         WORLDPORT COMMUNICATIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                          December 31, 1996 (Unaudited)


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         WorldPort Communications, Inc. ("WorldPort" or the "Company") is a publicly-held United States corporation incorporated in the state of Delaware seeking to become a worldwide provider of enhanced international telecommunication services to business customers, individuals, long distance carriers and other emerging telecommunications service providers.

         The accompanying condensed financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-QSB pursuant to such rules and regulations; however, management believes that the disclosures herein are adequate to make the information presented not misleading. The financial statements and notes included in this Form 10-QSB should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

         In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1997, and the results of operations and cash flows for the three months ended March 31, 1997 and 1996 and inception-to-date. The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the operating results for the full years.

         In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128 replaces Accounting Principles Board Opinion 15, Earnings Per Share, and simplifies the computation of earnings (loss) per share ("EPS") by replacing the presentation of primary EPS with basic EPS, which is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. SFAS No. 128 also requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures, and a reconciliation of the numerator and denominator used in the basic EPS computation to the diluted EPS computation's numerator and denominator. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. Restatement of all prior period EPS data is required.

         Management of the Company believes that the adoption of SFAS No. 128 during the Company's fiscal year 1998 will not have a material effect on previously reported EPS.

(2)      PENDING ACQUISITIONS

         TNC Acquisition

         On April 23, 1997, the Company entered into an Asset Purchase Agreement to acquire substantially all of the telecommunications assets and operations of Telenational Communications, Ltd. ("TNC") in exchange for
         (i)  3,750,000  shares  of the  Company's  Common  Stock  and  (ii) the assumption by the Company of certain indebtedness of TNC up to a maximum of $4.5 million. The purchased assets include a telecommunications switch and other network equipment, customer and vendor contracts, an FCC section 214 common carrier license, an operator services center and other assets sufficient to continue the ongoing business of TNC. The transfer or assignment of certain contracts and licenses are subject to regulatory and other approvals, which the Company believes that it and TNC will receive. The final purchase price is subject to adjustment if (i) liabilities in excess of $4.5 million are assumed, (ii) the Company is required to invoke certain indemnifications by TNC, (iii) there are certain expense overruns, or (iv) there are certain rejected contracts. The closing of the Asset Purchase Agreement is subject to (i) the Company's receipt and acceptance of TNC's audited Financial Statements for 1996, (ii) the grant by the Federal Communications Commission of a Joint Application by Final Order for the transfer of the 214 license and (iii) miscellaneous standard closing conditions. The Company expects to hold the assets and operations acquired from TNC in a wholly-owned Delaware subsidiary. Pursuant to the terms of a letter of intent and secured promissory notes repayable upon demand, as of May 1, 1997, the Company has loaned $900,000 to TNC to provide TNC with working capital in anticipation of the closing of the Asset Purchase Agreement.

         On April 29,  1997,  the  Company  and TNC  entered  into a  Management
         Service Agreement (the "MSA"), wherein the Company provides to TNC day-to-day executive management services. The term of the MSA is from April 29, 1997 until the closing of the TNC Asset Purchase Agreement, unless sooner terminated by the Company. Pursuant to the provisions of the Management Services Agreement, the Company provides to TNC day-to-day executive management services. WorldPort has the power, authority, and duties ascribed to the position of the General Partner of TNC functioning as a chief executive officer, including authority to control and direct TNC's use and disposition of operating cash and borrowed funds and TNC's general business operations. In addition, WorldPort must (i) keep the General Partner of TNC generally informed of its activities, (ii) not engage the services of any other professional, the cost of which exceeds $10,000, without prior approval from such General Partner, and (iii) not materially change the direction or operations of TNC's business without prior approval from such General Partner. The MSA also provides certain indemnifications to WorldPort as well as a covenant not to sue or assert any claim or action against the Company arising from the services provided by the Company pursuant to the MSA.

         WWC Acquisition

         Effective April 20, 1997, the Company entered into an Agreement and Plan of Merger to acquire The Wallace Wade Company ("WWC"), a privately-owned Texas corporation pursuant to the Agreement and Plan of Merger into a wholly-owned subsidiary of the Company (the "WWC Acquisition"). Mr. John Dalton, the Company's President and Chief Executive Officer, is the sole shareholder of WWC. In connection with the WWC Acquisition, the Company will issue to Mr. Dalton (i) 1,400,000 shares of the Company's Common Stock, of which 900,000 shares will be held pursuant to an escrow agreement subject to certain adjustments to the purchase price based on the Company entering into business agreements currently being negotiated by WWC and 500,000 shares will be held pursuant to the escrow agreement pending delivery to the Company of certain audited Financial Statements of WWC, (ii) $75,000 cash and
         (iii) a Promissory  Note in the amount of $175,000  payable as follows:

         $50,000 ninety days after the closing of the WWC Acquisition and $62,500 at the end of each of the 7th and 12th months following the closing of the WWC Acquisition.

(3)      NOVEMBER 1996 PRIVATE PLACEMENT OFFERING

         On March 13, 1997, the Company closed a Private Placement Offering (the "Offering") of 3,333,333 shares of Common Stock at $0.75 per share pursuant to an Offering Memorandum dated November 1, 1996. In connection with the Offering, the Company paid Dinton Trader S.A. ("Dinton Trader") $100,000 for service rendered in connection with the Offering pursuant to the Financial Advisory Agreement dated October 31, 1996 between Dinton Trader and the Company.

(4)      COMMITMENTS AND CONTINGENCIES

         Employment Agreements

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

         On April 8, 1997, the Company entered into a three-year employment agreement with Mr. John Dalton to serve as the Company's President and Chief Executive Officer. Mr. Dalton will earn a base salary of $156,000 per year, and will be eligible to earn performance incentive bonuses up to $100,000 during the next 12 months based on certain business development and growth criteria. In addition, Mr. Dalton was granted options to purchase Common Stock of the Company at an exercise price of $2.00 per share, based on the following vesting schedule: 100,000 options vested after one year of service to the Company and 100,000 options vested after two years of service to the Company.

         Leases

         On April 15, 1997, the Company entered into a three year lease for its administrative offices with lease payments beginning at $2,000 per month increasing to $3,916 per month after six months with additional annual escalations on April 1 through the term of the lease.

(5)      SUBSEQUENT EVENTS

         Com Tech Settlement Agreement

         Effective April 14, 1997, the Company and Com Tech International Corporation ("Com Tech") entered into an agreement to settle any and all claims that have been or could have been asserted in the lawsuit entitled WorldPort Communications, Inc., formerly known as Sage Resources, Inc., a Delaware corporation, plaintiff v. Com Tech International Corporation, a Washington corporation, defendant, Case No. C96-4055SBA (the "Settlement Agreement"). Pursuant to the Settlement Agreement, Com Tech agreed to pay the Company all amounts due under a $500,000 promissory note (the "Com Tech Note"). As of May 1, 1997, Com Tech has paid the Company $199,472.23, which represents

         $150,000 of principal and $49,473.23 of accrued interest through May 10, 1997. Com Tech also agreed to make six payments to the Company, on or before the 10th day of each month, beginning June 10, 1997 through November 1997. Each of the payments shall consist of (i) $58,333.33 of principal, (ii) accrued interest on the outstanding balance at twelve percent (12%) per annum, and (iii) $6,089.03, which represents one-sixth of the total costs of litigation and other expenses owing.

         May 1997 Private Placement Offering

         The Company has initiated a Private Placement Offering for up to 1,666,667 shares of the Company's Series A Preferred Stock for $3.00 per share pursuant to an Offering Memorandum dated May 8, 1997. No shares have been issued nor have any proceeds yet been received in connection with this offering. There can be no assurance that the Company will be successful in completing this offering or that it will raise any capital pursuant to this offering.

                                     ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS

WorldPort is a publicly-held United States corporation incorporated in the state of Delaware seeking to become a worldwide provider of enhanced international telecommunications services to business customers, individuals, long distance carriers and other emerging telecommunications service providers.

The Management's Discussion and Analysis of Financial Conditions and Results of Operations ("MD&A") contains many "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, among others (i) results of operations (including expected changes in the Company's revenues and strategy); (ii) the contemplated closing of the Asset Purchase Agreement to acquire substantially all of the telecommunications assets and operations of TNC; (iii) the May 8, 1997 Private Placement of 1,666,667 shares of Series A Preferred Stock; (iv) the contemplated closing of the acquisition of WWC pursuant to the Agreement and Plan of Merger into a wholly-owned subsidiary of the Company; and (v) the profitability, if any, of the income-producing commission-based contract with an international long distance service provider that WWC currently holds with a certain long-distance service provider.

These forward looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) the changes in external competitive market factors; (ii) changes in the Company's internal budgeting process which might impact trends in the Company's results of operations; (iii) anticipated working capital or other cash requirements; (iv) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market; (v) various competitive factors that may prevent the Company from competing successfully in the market place; (vi) the Company's lack of liquidity; (vii) the lack of a public market for the Company's Series A Preferred Stock or for the Common Stock into which it is convertible; (viii) the Company's lack of operating history;
(ix) ability to close the TNC or the WWC transactions; and (x) the Company's ability to attract and retain key personnel with the skills and expertise necessary to manage its growth. In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Form 10-QSB will in fact occur.

Results of Operations

The Company is a development stage company that has not generated revenues other than interest income since inception. The Company's strategy is to develop its business through strategic acquisitions of telecommunication services companies, such as TNC and WWC. Currently, however, the Company does not have any operations. Management anticipates that the Company will not earn any revenues until after the conclusion of a merger or acquisition, if any. Interest income for the three months ended March 31, 1997 was $29,959 compared to $126 for the same period in 1996. The increase was due to the interest from (i) the note receivable from Global Star International, Inc. (the "GSI Note") which was paid in full on March 6, 1997 and (ii) the Com Tech Note which has been accrued, but not fully paid. As of May 1, 1997, Com Tech has paid the Company $199,472.23 on the Com Tech Note. See "Liquidity and Capital Resources."

Liquidity and Capital Resources

The Company has limited working capital. Expansion of the Company will require substantial continuing capital investment. Although the Company has been able to arrange debt facilities or equity financing to date, there can be no assurance that sufficient debt financing or equity will continue to be available in the future or that it will be available on terms acceptable to the Company. Substantial additional debt or equity financing may be needed for the Company to achieve its short-term and long-term business objectives. Failure to obtain sufficient capital could materially affect the Company's acquisition and operating strategies. The Company expects that future financing will include equity placements, however, no assurance can be given that the Company will be able to obtain additional financing on reasonable terms, if at all.

On July 1, 1996, the Company borrowed from Maroon Bells Capital Partners, Inc. ("Maroon Bells") $500,000 and loaned this amount (the "Maroon Bells Note") to Com Tech. The Maroon Bells Note bore interest at 10% per annum, was collateralized by an assignment of the Com Tech Note and was due on April 1, 1997. On October 3, 1996, the Company was notified by Maroon Bells that it had assigned $80,000 principal amount of the Maroon Bells Note, to certain non-affiliated entities (the "Assignees"). On October 15, 1996, the Company negotiated a conversion of the $80,000 of assigned debt in exchange for the issuance of 1,000,000 shares of Company Common Stock to the Assignees pursuant to Regulation S. On March 7, 1997 Maroon Bells and the Company entered into a Stock Issuance and Indemnification Agreement whereby (i) Maroon Bells agreed to cancel the $420,000 outstanding principal and all accrued but unpaid interest as of that date in exchange for 1,680,000 shares (the "Indemnification Shares") of the Company's Common Stock, (ii) Maroon Bells agreed to indemnify the Company for an amount up to $460,000 in cash, the Indemnification Shares or other Company shares (based on $.25 per share), or a combination thereof, in the event that the Company is unsuccessful in securing repayment of the Com Tech Note, and
(iii) Maroon Bells and the Company agreed to divide equally any proceeds, assets or other consideration received by the Company as a result of the Com Tech Note in excess of $540,000. Maroon Bells agreed to refrain from transferring or selling the Indemnification Shares until such time as the disposition of the Com Tech Note was determined.

Effective April 14, 1997, the Company and Com Tech entered into the Settlement Agreement with respect to the Com Tech Note. Pursuant to the Settlement Agreement, Com Tech agreed to pay the Company all amounts due under the Com Tech Note. As of May 1, 1997, Com Tech has paid the Company $199,472.23, which represents $150,000 of principal and $49,473.23 accrued interest through May 10, 1997. Com Tech also agreed to make six payments to the Company, on or before the 10th day of each month, beginning June 10, 1997 through November 1997. Each of the payments shall consist of (i) $58,333.33 of principal, (ii) accrued interest on the outstanding balance at twelve percent (12%) per annum, and (iii) $6,089.03, which represents one-sixth of the total costs of litigation and other expenses owing.

On March 7, 1997, the Company and Maroon Bells entered into a twelve (12) month agreement (the "Advisory Agreement") wherein Maroon Bells agreed to provide certain services to the Company in exchange for (a) a monthly retainer of $10,000 per month (accrued but not payable until such time as the Company successfully raises cumulative proceeds of $5,000,000 in equity or debt financing) and (b) certain success fees payable when and if Maroon Bells successfully assists the Company in certain transactions including, but not limited to, mergers and acquisitions. As part of the Advisory Agreement, the Company agreed to reimburse Maroon Bells for certain travel and out-of-pocket expenses incurred by Maroon Bells on behalf of the Company.

On March 13, 1997, the Company closed a Private Placement Offering under Regulation D (the "Offering") of 3,333,333 shares of Common Stock at $0.75 per share pursuant to an Offering Memorandum dated November 1, 1996. The Company received gross proceeds from the Offering totaling $2,500,000. The Offering granted the investors certain demand and incidental registration rights. The Company will use the proceeds from the Offering for acquisitions, including WWC and TNC, and for general working capital purposes. The Company received $2,500,000 proceeds from the Offering, all of which was received prior to December 31, 1996, except for $112,250 which was received by March 13, 1997.

On May 8, 1997, the Company initiated a Private Placement Offering for up to $5,000,000 under Regulation D (the "May 8, 1997 Private Placement") of 1,666,667 shares of Series A Preferred Stock at $3.00 per share pursuant to an Offering Memorandum dated May 8, 1997. Holders of Series A Preferred Stock will be entitled to receive annual cumulative dividends of $.24 per share, payable in cash or in shares of Common Stock of WorldPort, at WorldPort's option, as and when such dividends are declared by the Company's board of directors. No public market exists for the Company's Series A Preferred Stock or for the Common Stock into which it is convertible and none is expected to develop as a result of the May 8, 1997 Private Placement. The offer and sale of the Series A Preferred Stock is not being registered under the Securities Act of 1933, as amended, under U.S. or state securities laws or under the securities laws of any other jurisdictions, and the Company's Series A Preferred Stock or the Common Stock into which it is convertible may not be resold or otherwise transferred unless it is subsequently registered or an exemption from applicable registration requirements is available. There can be no assurance that the Company will be successful in completing the May 8, 1997 Private Placement or that it will raise any capital pursuant to the May 8, 1997 Private Placement.

Subsequent Events

Employment Agreements

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

On April 8, 1997, the Company entered into a three-year employment agreement with Mr. John Dalton to serve as the Company's President and Chief Executive Officer. Mr. Dalton will earn a base salary of $156,000 per year, and will be eligible to earn performance incentive bonuses up to $100,000 during the next 12 months based on certain business development and growth criteria. In addition, Mr. Dalton was granted options to purchase Common Stock of the Company at an exercise price of $2.00 per share, based on the following vesting schedule:
100,000 options vested after one year of service to the Company and 100,000 options vested after two years of service to the Company.

In connection with the hiring of the Company's new executive management team, Mr. Edward Mooney resigned as President and Chief Executive Officer of the Company effective April 7, 1997.

Leases

The Company maintains its offices at 9601 Katy Freeway, Suite 200, Houston, Texas 77024, pursuant to a three-year lease agreement dated April 15, 1997. The Company's lease payment for the office space, which includes basic utilities, is initially $2,000 per month, increasing to $3,916 per month after six months with additional annual escalations on April 1 through the term of the lease.

TNC Acquisition

On April 23, 1997, the Company entered into an Asset Purchase Agreement to acquire substantially all of the telecommunications assets and operations of TNC in exchange for (i) 3,750,000 shares of the Company's Common Stock and (ii) the assumption by the Company of certain indebtedness of TNC up to a maximum of $4.5 million. The purchased assets include a telecommunications switch and other network equipment, customer and vendor contracts, an FCC section 214 common carrier license, an operator services center and other assets sufficient to continue the ongoing business of TNC. The transfer or assignment of certain contracts and licenses are subject to regulatory and other approvals, which the Company believes that it and TNC will receive. The final purchase price is subject to adjustment if (i) liabilities in excess of $4.5 million are assumed,
(ii) the Company is required to invoke certain indemnifications by TNC, (iii) there are certain expense overruns, or (iv) there are certain rejected contracts. The closing of the Asset Purchase Agreement is subject to (i) the Company's receipt and acceptance of TNC's audited Financial Statements for 1996,
(ii) the grant by the Federal Communications Commission of a Joint Application by Final Order for the transfer of the 214 license and (iii) miscellaneous standard closing conditions. The Company expects to hold the assets and operations acquired from TNC in a wholly-owned Delaware subsidiary. Pursuant to the terms of a letter of intent and secured promissory notes repayable upon demand, the Company has loaned $900,000 to TNC to provide TNC with working capital in anticipation of the closing of the Asset Purchase Agreement.

TNC is a Nebraska limited partnership founded in 1989 to provide domestic and international telecommunications services. TNC operates telecommunications switches and an operator services platform in Omaha, Nebraska from which it provides enhanced services, such as global calling cards and international prepaid debit cards to customers primarily in the United States, Western Europe and Latin America. TNC has approximately 50 employees, including 30 operators that provide customers worldwide with assistance in completing calls to the U.S. and international destinations through its automated operator services and its live operators. TNC provides customer support in English and in other languages such as Spanish, French, German, Portuguese and Mandarin. TNC's U.S. switching and operator services center enables customers in foreign countries to take advantage of least cost routing and transmission quality for calls made between foreign countries. TNC's services are currently marketed in over 20 countries through various distribution channels. The majority of TNC's revenues are generated from international customers including business and individual customers and, in some cases, from wholesale customers and major corporate clients.

WWC Acquisition

Effective April 20, 1997, the Company entered into an Agreement and Plan of Merger to acquire WWC into a wholly-owned subsidiary of the Company (the "WWC Acquisition"). WWC is a telecommunications marketing consulting firm which produces and implements marketing strategies for clients ranging from small companies to large corporate clients. WWC currently holds one income-producing commission-based contract with an international long distance service provider. As of the effective date of the WWC Acquisition, WWC was in negotiations with a large telecommunications network operator. WWC is also in negotiations to establish a distribution channel for international calling cards and prepaid debit cards.

Mr. John Dalton, the Company's President and Chief Executive Officer, is the sole shareholder of WWC. In connection with the WWC transaction, the Company will issue to Mr. Dalton (i) 1,400,000 shares of the Company's Common Stock, of which 900,000 shares will be held pursuant to an escrow agreement subject to certain adjustments to the purchase price based on the Company entering into business agreements currently being negotiated by WWC and 500,000 shares will be held pursuant to the escrow agreement pending delivery to the Company of certain audited Financial Statements of WWC, (ii) $75,000 cash and (iii) a Promissory
Note in the amount of $175,000 payable as follows: $50,000 ninety days after the closing of the Agreement and Plan of Merger and $62,500 at the end of each of the 7th and 12th months after the closing of the Agreement and Plan of Merger.

There can be no assurance that the WWC Acquisition will be consummated nor can there be any assurance that the contemplated contracts and business development opportunities currently being negotiated by WWC will be consummated by either WWC or the Company.

Management Services Agreement

On April 29,  1997,  the  Company  and TNC entered  into a  Management  Services
Agreement, wherein the Company will provide to TNC day-to-day executive management services. The term of the Management Services Agreement is from April 29, 1997 until the closing of the TNC Asset Purchase Agreement, unless sooner terminated by the Company. The Management Services Agreement provides certain indemnifications to WorldPort as well as a covenant not to sue or assert any claim or action against the Company arising from the services provided by the Company pursuant to the Management Services Agreement.

Private Placement

On May 8, 1997, the Company initiated a Private Placement Offering for up to $5,000,000 under Regulation D of 1,666,667 shares of Series A Preferred Stock at $3.00 per share pursuant to an Offering Memorandum dated May 8, 1997. See "Liquidity and Capital Resources".

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

         On April 14, 1997, the Company and Com Tech entered into the Settlement Agreement. Pursuant to the Settlement Agreement, Com Tech agreed to pay the Company all amounts due under the Com Tech Note. See "Liquidity and Capital Resources".

Item 6.  Exhibits and Reports on Form 8-K

                  Exhibits
                  2.1    Agreement and Plan of Merger by and among  the Company,
                         WorldPort Acquisitions, Inc., The Wallace Wade Company,
                         and John W. Dalton, dated April 20, 1997.
                  2.2    Asset Purchase Agreement by and between the Company and
                         Telenational  Communications Limited Partnership, dated
                         April 23, 1997.
                  10.1   Lease  by  and  between  the  Company  and Mission Life
                         Insurance Company, dated April 15, 1997.
                  10.2   Settlement Agreement by and between Com Tech
                         International   Corporation   and  WorldPort
                         Communications, Inc., dated April 14, 1997.
                  10.3   Management Services Agreement by  and between WorldPort
                         Communications,  Inc.  and  Telenational Communications
                         Limited Partnership, dated April 29, 1997.
                  10.4   Employment  Agreement  by and between W. Dean Spies and
                         the Company effective April 7, 1997.
                  27     Financial Data Schedule


                  Reports on Form 8-K
                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        WORLDPORT COMMUNICATIONS, INC.




Date May 15, 1997                       By         /s/ Dean Spies
     ------------                          ----------------------
                                                 W. Dean Spies
                                                 Chief Financial Officer