Form 10QSB
period 1997-06-30
WORLDPORT COMMUNICATIONS INC
filed 1997-08-20
CIK 857847

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -----------------------------------

                                   FORM 10-QSB

      [ X ] QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d) OF  THE  SECURITIES
            EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997.

      [   ] TRANSITION  REPORT  UNDER  SECTION  13  OR 15(d)  OF THE  SECURITIES
            EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO
            ______________.

      Commission File Number  33-32341-D
                              ----------

                         WORLDPORT COMMUNICATIONS, INC.
      ---------------------------------------------------------------------
      (Exact name of small business registrant as specified in its charter)


                    Delaware                                 84-1127336
        ---------------------------------          -----------------------------
          (State or other jurisdiction             (I. R. S. Employer ID Number)
        of incorporation or organization)

  9601 Katy Freeway, Suite 200, Houston, Texas                 77024
  --------------------------------------------                 -----
    (Address of principal executive offices)                 (Zip Code)

                    Issuer's telephone number: (713) 461-4999

                                      None
                                      ----
         (Former name, former address and former fiscal year, if changed since last report.)

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

                                   [   ] Yes    [   ] No

Applicable only to corporate issuers

As of August 14, 1997, the Registrant had 16,033,333 shares of Common Stock par value $0.0001 outstanding.

Transitional Small Business Disclosure Format (Check one):

[   ] Yes    [ X ] No

                           WORLDPORT COMMUNICATIONS, INC.

                                 TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements


             Condensed Consolidated Balance Sheets as of
             June 30, 1997 and  December  31, 1996 . . . . . . . . . . . . .  3

             Condensed Consolidated Statements of Operations
             for the Three and Six Months Ended June 30,
             1997  and  1996 . . . . . . . . . . . . . . . . . . . . . . . .  4

             Condensed Consolidated Statements of Cash Flows
             For the Six Months  Ended June 30,  1997 and 1996 . . . . . . .  5

             Notes to Condensed  Consolidated Financial Statements . . . . .  6

    Item 2.  Management's Discussion and Analysis of
             Financial  Condition  and Results of Operations . . . . . . . . 12


PART II - OTHER INFORMATION

    Item 1.  Legal  Proceedings  . . . . . . . . . . . . . . . . . . . . . . 16

    Item 6.  Exhibits  and Reports on Form 8-K . . . . . . . . . . . . . . . 17


SIGNATURE                                                                    18

                           PART I - FINANCIAL INFORMATON


ITEM 1.  FINANCIAL STATEMENTS

                  WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                       ASSETS

                                                            June 30,     December 31,
                                                              1997           1996
                                                         -------------  -------------
                                                           (Unaudited)
CURRENT ASSETS:
     Cash                                                $    404,695    $ 1,552,829
     Accounts receivable                                      652,257              -
     Note receivable, including accrued interest              293,611        806,329
     Prepaid expenses  and other current assets               199,402              -
                                                         -------------  -------------
                    Total current assets                    1,549,965      2,359,158

PROPERTY AND EQUIPMENT, net of accumulated depreciation
  and amortization                                          1,175,952              -

OTHER ASSETS
     Goodwill, net of accumulated amortization              5,726,081              -
     Note receivable, including accrued interest                    -        527,806
     Other                                                     74,290          2,068
                                                         -------------  -------------

                    TOTAL ASSETS                          $ 8,526,288    $ 2,889,032
                                                         =============  =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Short-term debt                                     $    800,000    $         -
     Current portion of capital lease obligations             144,076              -
     Accounts payable and accrued expenses                  2,186,115         99,742
     Other current liabilities                                111,728              -
                                                         -------------  -------------
          Total current liabilities                         3,241,919         99,742

NOTE PAYABLE                                                        -        420,000

LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES,
     net of current portion                                   309,916              -

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $0.0001 par value, 10,000,000 shares
        authorized, no shares outstanding                           -              -
     Common stock, $0.0001 par value, 65,000,000 shares
        authorized, 14,633,333 and 9,053,667 shares issued
        and outstanding, respectively                           1,463            905
     Additional paid-in capital                             5,906,416      2,664,291
     Retained deficit                                        (933,426)      (295,906)
                                                         -------------  -------------
          Total stockholders' equity                        4,974,453      2,369,290
                                                         -------------  -------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 8,526,288    $ 2,889,032
                                                         =============  =============


   The accompanying notes are an integral part of these financial statements.

                  WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)




                                      Three Months Ended       Six Months Ended
                                             June 30                June 30
                                     --------------------    -------------------
                                       1997         1996       1997        1996
                                     --------     -------    --------   ---------
REVENUES                             $ 188,549  $       -    $ 188,549  $       -

COST OF SERVICES                       194,412          -      194,412          -
                                     ---------  ---------    ---------  ---------
     Gross margin                       (5,863)         -       (5,863)         -

OPERATING EXPENSES:
     Selling, general and
        administrative expenses        363,679    115,385      652,648    120,296
     Depreciation and amortization      29,770          -       29,770          -
                                     ---------  ---------    ---------  ---------
     Operating loss                   (399,312)  (115,385)    (688,281)  (120,296)
                                     ---------  ---------    ---------  ---------

OTHER INCOME (EXPENSE)
     Interest income                    29,827          -       59,786        126

     Interest (expense)                 (5,741)         -       (9,025)         -
                                     ---------  ---------    ---------  ---------
                                        24,086          -       50,761          -
                                     ---------  ---------    ---------  ---------

LOSS BEFORE PROVISION
     FOR INCOME TAXES                 (375,226)  (115,385)    (637,520)  (120,170)

PROVISION FOR INCOME TAXES                   -          -            -          -
                                     ---------  ---------    ---------  ---------
NET LOSS                             $(375,226) $(115,385)   $(637,520) $(120,170)
                                     =========  =========    =========  =========
NET LOSS PER SHARE                   $   (0.03) $   (0.49)   $   (0.06) $   (0.81)
                                     =========  =========    =========  =========
WEIGHTED AVERAGE
     SHARES OUTSTANDING             11,185,532    235,824   10,377,763    148,398
                                    ==========  =========   ==========  =========



     The accompanying notes are an integral part of these financial statements.

                  WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)


                                                                          Six Months Ended
                                                                               June 30
                                                                      --------------------------
                                                                         1997            1996
                                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $ (637,520)     $(120,170)

Adjustments to reconcile net loss to net cash
     used by operating activities -
          Depreciation and amortization                                   29,770              -
          (Increase) decrease in accounts receivable                     (21,577)          (160)
          (Increase) decrease in accrued interest receivable              32,191              -
          (Increase) decrease in prepaid expenses and other assets       (84,480)             -
           Increase (decrease) in accounts payable and accrued
               expenses and other liabilities                             21,797            895
                                                                      -----------    -----------
                    Net cash used by operating activities               (659,819)      (119,435)

CASH FLOWS FROM INVESTING ACTIVITIES:
          Advances related to acquisitions                            (1,178,000)             -
          Issuance of notes receivable                                  (100,000)             -
          Collection of notes receivable                               1,108,333              -
          Capital expenditures                                           (68,620)             -
                                                                      -----------    -----------
                    Net cash used by investing activities               (238,287)             -

CASH FLOWS FROM FINANCING ACTIVITIES:
          Principal payments on short-term debt                         (262,278)             -
          Proceeds from issuance of common stock,
              net of offering expenses                                    12,250        114,400
                                                                      -----------    ----------
                    Net cash provided (used) by financing activities    (250,028)       114,400
                                                                      -----------    -----------

NET DECREASE IN CASH                                                  (1,148,134)        (5,035)

CASH, beginning of the period                                          1,552,829         14,539
                                                                      -----------    -----------

CASH, end of the period                                               $  404,695     $    9,504
                                                                      ===========    ===========

CASH PAID DURING THE PERIOD FOR INTEREST                              $   26,989     $        -
                                                                      ===========    ===========

CASH PAID DURING THE PERIOD FOR TAXES                                 $        -     $        -
                                                                      ===========    ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

          Cancellation of note payable for 1,680,000 shares
              of common stock                                         $  420,000     $        -
                                                                      ===========    ===========


   The accompanying notes are an integral part of these financial statements.

               WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation
      ---------------------
      WorldPort Communications, Inc. and its subsidiaries, ("WorldPort" or the "Company"), a Delaware corporation, is a facilities-based network provider of enhanced international and domestic telecommunication services. The Company operates telecommunications switches and an operator services platform in Omaha, Nebraska from which it provides enhanced services, such as global calling cards and international prepaid debit cards to individuals, small businesses and large corporate customers primarily in the United States, Western Europe and Latin America.

      The accompanying condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-QSB pursuant to such rules and regulations; however, management believes that the disclosures herein are adequate to make the information presented not misleading. The financial statements and notes thereto included in this Form 10-QSB should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1996.

      In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1997, and the results of operations for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996. The results of operations for the three and six months ended June 30, 1997 and 1996 are not necessarily indicative of the operating results for the full years.

      Prior to the closing of the acquisitions of Telenational Communications Limited Partnership ("TNC") (see Note 2) and The Wallace Wade Company ("WWC") (see Note 8), the Company was a development stage enterprise and devoted substantially all of its efforts to identifying and acquiring businesses, developing a public market for its stock and raising capital. With the closing of the acquisitions of TNC and WWC, the Company now has operating assets and continuing operations. Accordingly, the financial statement presentation and disclosures required for development stage enterprises have been omitted.

      Principles of Consolidation
      ---------------------------
      The accompanying condensed consolidated financial statements include the accounts of WorldPort and its wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

      Property and Equipment
      ----------------------
      Property and equipment are carried at cost. Expenditures for additions, improvements and renewals which add significant value to the asset or extend the life of the asset are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. The Company provides for depreciation of property and equipment using the straight-line method based on the estimated useful lives of the assets ranging from three to 15 years.

      Goodwill
      --------
      The excess purchase price over fair value of net assets acquired ("goodwill") is amortized using the straight-line method over 10 years.

      The Company periodically evaluates the recoverability of goodwill and measures the amount of impairment, if any, by assessing current and future levels of income and cash flows as well as other factors, such as business trends and prospects and market and economic conditions.

      Revenue Recognition
      -------------------
      The Company recognizes revenue from its telecommunications services as such services are provided to its customers.

      Risk Factors
      ------------
      The Company is subject to various risks in connection with the operation of its business including, among other things, changes in external competitive market factors, changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market, the Company's lack of liquidity and operating history and anticipated working capital or other cash requirements including the Company's current working capital deficit and dependence upon additional capital investment.

      Funding of the Company's working capital deficit, current and future operating losses and expansion of the Company will require substantial continuing capital investment. The Company's strategy is to fund these cash requirements through debt facilities or additional equity financing. Although the Company has been able to arrange debt facilities or equity financing to date, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to the Company. Failure to obtain sufficient capital could materially affect the Company's acquisition and operating strategies. The Company expects that future financing will include equity placements; however, no assurance can be given that the Company will be able to obtain additional financing on reasonable terms, if at all (see Note 6).

      Pending Accounting Pronouncement
      --------------------------------
      In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128 replaces Accounting Principles Board Opinion 15, Earnings Per Share, and simplifies the computation of earnings (loss) per share ("EPS") by replacing the presentation of primary EPS with basic EPS, which is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. SFAS No. 128 also requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures, and a reconciliation of the numerator and denominator used in the basic EPS computation to the diluted EPS computation's numerator and denominator. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. Restatement of all prior period EPS data is required. Management of the Company believes that the adoption of SFAS No. 128 will not have a material effect on previously reported EPS.

      Certain Reclassifications
      -------------------------
      Certain reclassifications have been made to amounts previously reported to conform to current year presentation.

(2)   TNC ACQUISITION
      ---------------
      On June 20, 1997, the Company completed the acquisition of substantially all of the telecommunications assets and operations of TNC (the "TNC Acquisition") pursuant to that certain Asset Purchase Agreement dated April 23, 1997 (as amended by Amendment No. 1 to the Asset Purchase
      Agreement   dated  June  20,  1997,   collectively   the  "Asset  Purchase
      Agreement"). The results of operations of TNC are included in the financial statements of the Company from the date of acquisition, June 20, 1997.

      The assets and operations of TNC were purchased in exchange for (i) 3,750,000 shares of the Company's Common Stock (of which 1,000,000 shares are being held pursuant to an escrow agreement for a period of 18 months following the closing subject to certain purchase price adjustments described below) and (ii) the assumption by the Company of certain indebtedness of TNC up to a maximum of $4.6 million. The purchased assets include telecommunications switches and other network equipment, customer and vendor contracts, an FCC section 214 common carrier license, an operator services center and other assets sufficient to continue the ongoing business of TNC. The FCC section 214 common carrier license gives the Company the authority to resell both international switched and private line services of authorized carriers. The final purchase price is subject to adjustment if (i) liabilities in excess of $4.6 million are assumed, (ii) the Company is required to invoke certain indemnifications by TNC, (iii) there are certain expense overruns, or (iv) there are certain rejected contracts. In addition, certain creditors of TNC have the option to convert all or a portion of their debt into shares of the Company's Common Stock. In connection with the TNC Acquisition, the Company incurred approximately $254,000 of transaction costs which were capitalized as part of the purchase price. Of this amount, $150,000 is payable to Maroon Bells Capital Partners ("MBCP") as a mergers and acquisitions success fee ("M&A Success Fee") (see Note 7).

      The TNC Acquisition was accounted for using the purchase method of accounting and is subject to certain purchase price adjustments as discussed above. The allocation of purchase price to the assets acquired and liabilities assumed in the transaction has been initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available.

      The fair value of assets acquired and liabilities assumed in connection with the TNC Acquisition is summarized as follows (in thousands):

             Current assets                                      $   804
             Property and equipment                                1,121
             Goodwill                                              5,742
                                                                   -----
             Assets acquired, net of cash                          7,667

             Less: Assumed liabilities and transaction costs       4,854
                   Common Stock issued                             2,813
                                                                   -----
             Cash paid                                           $     -
                                                                   =====
                                       8

      Prior to the closing of the TNC Acquisition, the Company loaned $1,178,000 to TNC to provide TNC with working capital. This amount was assumed in connection with the acquisition.

      Set forth below are unaudited pro forma combined results of operations of the Company and TNC for the six months ended June 30, 1997 and 1996. The unaudited pro forma data is presented on the basis that the TNC Acquisition took place at the beginning of each of the fiscal periods ended June 30, 1997 and 1996 (in thousands, except per share amounts):

                                                              1997     1996
                                                              ----     ----
             Revenues                                       $ 3,766  $ 5,703
                                                            =======  =======

             Net loss from continuing operations            $(2,785) $(1,272)
                                                            =======  =======

             Net loss per share from continuing operations  $ (0.21) $ (0.26)
                                                            =======  =======

      Pro forma  adjustments  included in the amounts above primarily relate to:
      (i) adjustment for pro forma goodwill amortization expense using a 10-year estimated life and (ii) adjustment for non-recurring management fees paid to the General Partner of TNC.

      The summarized pro forma information is based on estimates, available information and certain assumptions and may be revised as additional information becomes available. The pro forma financial information does not purport to represent what the Company's results of operations would have been if the TNC Acquisition had occurred on the date assumed or to be representative of the results of operations for any future period. Neither the expected benefits or cost reductions anticipated by the Company nor the future corporate overhead costs of the Company have been reflected in the above pro forma information.

(3)   PROPERTY AND EQUIPMENT
      ----------------------
      Major categories of property and equipment at June 30, 1997 are summarized below:

             Switch and peripheral equipment                     $  763,135
             Computer equipment and software                        146,096
             Leasehold improvements                                 252,055
             Furniture and fixtures                                  28,486
                                                                 ----------
                                                                  1,189,772
             Less:  Accumulated depreciation and amortization       (13,820)
                                                                 ----------
                                                                 $1,175,952
                                                                 ==========

(4)   DEBT AND CAPITAL LEASE OBLIGATIONS
      ----------------------------------
      Debt
      ----
      The Company's debt at June 30, 1997 consists of the following:

             Value Partners, Ltd.                   $  500,000
             Various demand notes                      300,000
                                                    ----------
                                                    $  800,000
                                                    ==========
                                       9

      In connection with the TNC Acquisition, the Company assumed a secured promissory note payable to Value Partners, Ltd. The note is payable in installments of $100,000 per month plus accrued interest at a rate of 14% per annum beginning September 1, 1997. The note is secured by all of the assets acquired by the Company in connection with the TNC Acquisition.

      The Company also assumed $300,000 of unsecured notes payable to certain individuals in connection with the TNC Acquisition. These notes are payable on demand and bear interest at rates ranging from 12% - 15%. Holders of certain of these notes have the option to convert them into shares of the Company's Common Stock (see Note 2).

      Capital Lease Obligations
      -------------------------
      In connection with the TNC Acquisition, the Company assumed certain capital lease obligations. The carrying value of the assets under capital lease is as follows:

             Property and equipment                 $ 440,737
             Less:  Accumulated amortization           (3,930)
                                                   -----------
             Net leased property and equipment      $ 436,807
                                                   ===========

      At June 30, 1997, minimum lease payments under this capital lease are as follows:

             1997                                           $  97,356
             1998                                             194,711
             1999                                             194,711
             2000                                              57,194
                                                            ----------
                                                              543,972
             Less:  Amount representing interest               89,980
                                                            ----------
                  Present value of minimum lease payments     453,992
             Less:  Current maturities                        144,076
                                                            ----------
                  Long-term capital lease obligation        $ 309,916
                                                            ==========


(5)   COMMITMENTS AND CONTINGENCIES
      -----------------------------
      From time to time, the Company is involved in various lawsuits or claims arising from the normal course of business. In the opinion of management, none of these lawsuits or claims will have a material adverse effect on the financial statements or results of operations of the Company.

(6)   SERIES A PREFERRED STOCK OFFERING
      ---------------------------------
      On May 8, 1997, the Company initiated a Private Placement Offering of the Company's Series A Preferred Stock for $3.00 per share pursuant to an Offering Memorandum (the "Series A Preferred Stock Offering"). On July 25, 1997, the offering price was reduced to $2.25 per share. There can be no assurance that the Company will be successful in completing this offering.

(7)   RELATED PARTY TRANSACTIONS
      --------------------------
      Pursuant to an Advisory Agreement between MBCP and the Company dated March 7, 1997, MBCP earns an M&A Success Fee in connection with all acquisitions identified by MBCP which are consummated by the Company. The fee includes a base plus an additional amount based on a percentage of the value of the transaction. In connection with the TNC Acquisition, MBCP earned an M&A Success Fee of approximately $275,000. In consideration of the Company's development stage, MBCP has agreed to reduce its M&A Success Fee related to the TNC Acquisition to $150,000.

      MBCP is a shareholder of the Company and certain members of the Company's Board of Directors are principals or employees of MBCP.

(8)   SUBSEQUENT EVENTS
      -----------------
      WWC Acquisition
      ---------------
      On July 3, 1997, the Company, through its wholly-owned subsidiary WorldPort Acquisitions, Inc., ("WAI") completed a merger of WWC into WAI pursuant to that certain Agreement and Plan of Merger dated April 20, 1997 (the "WWC Acquisition"). WWC was a telecommunications marketing consulting firm which produced and implemented marketing strategies for clients ranging from small companies to large corporate clients. Mr. John Dalton, the Company's President and Chief Executive Officer, was the sole shareholder of WWC.

      In connection with the WWC Acquisition, the Company delivered to Mr. Dalton (i) 1,400,000 shares of the Company's Common Stock, of which 500,000 shares are being held pursuant to an escrow agreement pending delivery to the Company of certain audited Financial Statements of WWC and 900,000 shares are being held pursuant to the escrow agreement subject to certain adjustments to the purchase price based on the Company entering into business agreements that WWC had negotiated; (ii) $75,000 cash, of which $37,500 was advanced to Mr. Dalton on June 6, 1997 with the remaining $37,500 being deferred at Mr. Dalton's election until September 15, 1997; and (iii) a Promissory Note in the amount of $175,000 payable as follows: one payment of $50,000 payable on October 1, 1997, and two payments of $62,500 payable on February 1, 1998 and July 1, 1998.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains many "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, among others (i) results of operations (including expected changes in the Company's revenues and strategy) and (ii) the Series A Preferred Stock Offering.

These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) the changes in external competitive market factors; (ii) changes in the Company's internal budgeting process which might impact trends in the Company's results of operations; (iii) anticipated working capital or other cash requirements; (iv) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market; (v) various competitive factors that may prevent the Company from competing successfully in the market place; (vi) the Company's lack of liquidity; (vii) the lack of a public market for the Company's Series A Preferred Stock; (viii) the Company's lack of operating history; and (ix) the Company's ability to attract and retain key personnel with the skills and expertise necessary to manage its growth. In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Form 10-QSB will in fact occur.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included under Item 1 of this Form 10-QSB. In addition, reference should be made to the Financial Statements and Notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1996.

General
-------
WorldPort is a facilities-based network provider of enhanced international and domestic telecommunication services. The Company operates telecommunications switches and an operator services platform in Omaha, Nebraska from which it provides enhanced services, such as global calling cards and international prepaid debit cards to individuals, small businesses and large corporate customers primarily in the United States, Western Europe and Latin America. The Company's strategy is to expand its business through both internal business development and the strategic acquisitions of telecommunication services companies, such as TNC and WWC. See "TNC Acquisition" and "Subsequent Events".

Results of Operations
---------------------
Prior to its acquisition of the assets and on-going operations of TNC, the Company was a development stage company that had not generated revenues other than interest income since inception. During the three and six months ended June 30, 1997, the Company incurred losses of $(375,226) and $(637,520), respectively, compared to $(115,385) and $(120,170) during the same periods in 1996. Included in the losses incurred during the three and six months ended June 30, 1997 are the operating results of TNC subsequent to the closing of the TNC Acquisition. Prior to the TNC Acquisition, TNC had experienced a history of operating losses and cash flow deficiencies. The Company is currently in the process of evaluating the assets, operations, vendor and customer relationships of TNC in order to refocus the sales and marketing of the Company's products to coincide with new distribution and carrier agreements currently under negotiation by the Company. While the Company is now implementing certain revenue enhancement and cost reduction initiatives, the Company anticipates that it will continue to incur operating losses and cash flow deficiencies for the foreseeable future. See "Liquidity and Capital Resources".

Revenues
--------
Revenues for the three and six months ended June 30, 1997, were $188,549 compared to $0 for the three and six month ended June 30, 1996. The increase in revenues was solely due to the inclusion of the operating results of TNC subsequent to the closing of the TNC Acquisition on June 20, 1997.

Gross Margin
------------
Gross margin for the three and six months ended June 30, 1997, was $(5,863) compared to $0 for the three and six months ended June 30, 1996. The decrease in gross margin was solely due to the inclusion of the operating results of TNC subsequent to the closing of the TNC Acquisition on June 20, 1997.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative expenses increased to $363,679 from $115,385 and to $652,648 from $120,296 for the three and six months ended June 30, 1997 and 1996, respectively. The increase was due to (i) increased business development and acquisition activity, (ii) the establishment and staffing of the Company's corporate offices and (iii) the inclusion of the selling, general and administrative expenses of TNC subsequent to the closing of the TNC Acquisition on June 20, 1997.

Interest Income (Expense)
-------------------------
Interest income increased to $29,827 from $0 and to $59,786 from $126 for the three and six months ended June 30, 1997 and 1996, respectively. The increase was due to the interest from (i) a note receivable from Global Star International, Inc. (the "GSI Note") which was paid in full on March 6, 1997,
(ii) the note receivable from Com Tech International Corporation ("Com Tech") and (iii) the note receivable from TNC prior to the Company's acquisition of TNC. See "Liquidity and Capital Resources".

Pro Forma Results (See Note 2 to the Condensed Consolidated Financial
Statements)
---------------------------------------------------------------------

Pro forma revenues for the six months ended June 30, 1997 were approximately $3,766,000 compared to approximately $5,703,000 for the six months ended June 30, 1996. The decrease in revenues was due primarily to the restructuring of a contract effective January 1, 1997, with a distributor who is a significant customer of TNC. Prior to January 1, 1997, the contract was structured as a retail contract whereby TNC billed the distributor on a retail basis and paid a commission to the distributor based on the retail billings. Effective January 1, 1997, the contract was changed to a wholesale contract whereby TNC bills the distributor on a wholesale basis and pays no commissions to the distributor.

Through its renegotiation of the distribution agreement, the Company has terminated the exclusive distribution provisions of the prior agreement and gained the ability to directly market its calling cards and pre-paid phone cards in the market served by the distributor. This contract renegotiation is consistent with the Company's strategy to develop new distribution agreements consistent with new carrier agreements under development by the Company worldwide.

Pro forma loss from continuing operations for the six months ended June 30, 1997 was approximately $(2,785,000) compared to approximately $(1,272,000) for the six months ended June 30, 1996. The increase in loss from continuing operations was due primarily to (i) increased network costs associated with changes in TNC's vendor contracts (ii) the write-off of a receivable from a significant customer and (iii) increased selling, general and administrative costs associated with the closing of the TNC Acquisition and the subsequent implementation of new operating and administrative procedures, as well as the Company's increased business development and acquisition activity and the establishment and staffing of the Company's corporate offices. These increases were partially offset by decreased commission expenses associated with the restructuring of the contract discussed above.

Liquidity and Capital Resources
-------------------------------
The Company has a working capital deficit of $1,691,954 as of June 30, 1997, compared to a working capital surplus of $2,259,416 at December 31, 1996. The working capital deficit is due to the assumption of liabilities in conjunction with the TNC Acquisition, the majority of which were trade payables and short-term debt obligations. Trade receivables increased to $652,257 at June 30, 1997, from $0 at December 31, 1996 due to the TNC Acquisition.


Operations used $659,819 during the six months ended June 30, 1997, compared to $119,435 for the six months ended June 30, 1996. Investing activities used

$238,287 during the six months ended June 30, 1997, compared to $0 for the six months ended June 30, 1996. Investing activities consisted primarily of collection of the GSI Note and a portion of the Com Tech Note offset by cash advances to TNC to fund working capital prior to the closing of the TNC Acquisition. Financing activities used $250,028 during the six months ended June 30, 1997, while generating $114,400 for the six months ended June 30, 1996. Financing activities for the six months ended June 30, 1997, consisted primarily of payments on short-term debt obligations assumed in connection with the TNC Acquisition. Financing activities for the six months ended June 30, 1996 consisted of proceeds from the issuance of Common Stock.

In addition to trade payables and vendor obligations assumed in connection with the TNC Acquisition, the Company assumed a secured promissory note payable to Value Partners, Ltd. which is payable in installments of $100,000 per month plus accrued interest at a rate of 14% per annum beginning September 1, 1997. The note is secured by all of the assets acquired by the Company in connection with the TNC Acquisition. The Company also assumed $300,000 of unsecured notes payable to certain individuals. These notes are payable on demand and bear interest at rates ranging from 12% - 15%. Holders of certain of these notes have the option to convert them into shares of the Company's Common Stock.

Funding of the working capital deficit, current and future operating losses and expansion of the Company will require substantial continuing capital investment. The Company's strategy is to fund these cash requirements through debt facilities or additional equity financing. Although the Company has been able to arrange debt facilities or equity financing to date, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to the Company. Substantial additional debt or equity financing may be needed for the Company to achieve its short-term and long-term business objectives. Failure to obtain sufficient capital could materially affect the Company's acquisition and operating strategies. The Company expects that future financing will include equity placements; however, no assurance can be given that the Company will be able to obtain additional financing on reasonable terms, if at all. See "Series A Preferred Stock Offering" and "Subsequent Events".

Effective April 14, 1997, the Company and Com Tech entered into an agreement to settle any and all claims that have been or could have been asserted in the lawsuit entitled WorldPort Communications, Inc., formerly known as Sage Resources, Inc., a Delaware corporation, plaintiff v. Com Tech International Corporation, a Washington corporation, defendant, Case No. C96-4055SBA (the "Settlement Agreement"). Pursuant to the Settlement Agreement, Com Tech agreed to pay the Company all amounts due under a $500,000 promissory note (the "Com Tech Note"). Com Tech agreed to pay $150,000 plus accrued interest on May 1, 1997. Com Tech also agreed to make six payments to the Company, on or before the 10th day of each month, beginning June 10, 1997 through November 1997. Each payment consists of (i) $58,333.33 of principal, (ii) accrued interest on the outstanding balance at twelve percent (12%) per annum, and (iii) $6,089.03, which represents one-sixth of the total costs of litigation and other expenses owing. As of August 14, 1997, Com Tech has paid the Company $401,489, which represents $325,000 of principal and $76,489 of accrued interest and reimbursement of litigation expenses and is current on its obligations under the Settlement Agreement.

On May 8, 1997, the Company initiated a Private Placement Offering for up to $5,000,000 under Regulation D of 1,666,667 shares of Series A Preferred Stock at $3.00 per share pursuant to an Offering Memorandum dated May 8, 1997 (the "Series A Preferred Stock Offering"). Holders of Series A Preferred Stock will be entitled to receive annual cumulative dividends of 8%, payable in cash or in shares of Common Stock of the Company, at the Company's option, as and when such dividends are declared by the Company's Board of Directors. No public market exists for the Company's Series A Preferred Stock and none is expected to develop as a result of the Series A Preferred Stock Offering. The offer and sale of the Series A Preferred Stock is not being registered under the Securities Act of 1933, as amended, under U.S. or state securities laws or under the securities laws of any other jurisdictions, and the Company's Series A Preferred Stock or the Common Stock into which it is convertible may not be resold or otherwise transferred unless it is subsequently registered or an exemption from applicable registration requirements is available.

On July 25, 1997, the offering price was reduced to $2.25 per share. There can be no assurance that the Company will be successful in completing the Series A Preferred Stock Offering.

TNC Acquisition
---------------
On June 20, 1997, the Company completed the acquisition of substantially all of the telecommunications assets and operations of TNC in exchange for (i) 3,750,000 shares of the Company's Common Stock (of which 1,000,000 shares are being held pursuant to an escrow agreement for a period of 18 months following the closing subject to certain purchase price adjustments described below) and
(ii) the assumption by the Company of certain indebtedness of TNC up to a maximum of $4.6 million. The purchased assets include telecommunications switches and other network equipment, customer and vendor contracts, an FCC section 214 common carrier license, an operator services center and other assets sufficient to continue the ongoing business of TNC. The FCC section 214 common carrier license gives the Company the authority to resell both international switched and private line services of authorized carriers. The final purchase price is subject to adjustment if (i) liabilities in excess of $4.6 million are assumed, (ii) the Company is required to invoke certain indemnifications by TNC,
(iii) there are certain expense overruns, or (iv) there are certain rejected contracts. In addition, certain creditors of TNC have the option to convert all or a portion of their debt into shares of the Company's Common Stock. Prior to closing the TNC Acquisition, the Company loaned $1,178,000 to TNC to provide TNC with working capital. This amount was assumed by the Company in connection with the acquisition. See "Liquidity and Capital Resources".

On April 29, 1997, the Company and TNC entered into a Management Services Agreement, wherein the Company provided to TNC day-to-day executive management services. The Management Services Agreement provides certain indemnifications to WorldPort as well as a covenant not to sue or assert any claim or action against the Company arising from the services provided by the Company pursuant to the Management Services Agreement. The Management Services Agreement terminated with the closing of the TNC Acquisition on June 20, 1997.

The acquired telecommunications switches and operator services platform in Omaha, Nebraska provide enhanced services, such as global calling cards and international prepaid debit cards to individuals, small businesses and large corporate customers primarily in the United States, Western Europe and Latin America. Through the acquired operator services center, the Company provides multilingual customer support. The U.S. switching and operator services center enables customers in foreign countries to take advantage of lower cost routing and higher transmission quality for international calls. The Company's services are currently marketed through various distribution channels in the United States, Western Europe and Latin America.

In conjunction with the TNC Acquisition, the Company entered into a two-year employment agreement with Mr. Bruce Burton to serve as the Company's Executive Vice President and Chief Operating Officer. Mr. Burton was the President and Chief Operating Officer of TNC. The Company also entered into an eighteen (18) month consulting agreement with Mr. Edmund Blankenau, the chief executive officer of the General Partner of TNC. Pursuant to his consulting agreement, Mr. Blankenau will earn a consulting fee of $7,000 per month during the term of his agreement as well as being entitled to earn additional incentive compensation for completed acquisitions and new business opportunities based on certain established criteria.

On July 28, 1997, the Company and Mr. Burton agreed to terminate his employment agreement and negotiate a consulting agreement acceptable to Mr. Burton and the Company. The terms of the consulting agreement have not yet been finalized between the Company and Mr. Burton.

On July 1, 1997, the Company entered into a four-year lease with a partnership of which Mr. Blankenau is a partner, for its operating center in Omaha, Nebraska. The Company's lease payment for the operating center, which includes basic utilities, is $8,992 per month for the first three months subject to quarterly operating expense adjustments beginning on October 1, 1997 through the term of the lease.

Related Party Transactions

Pursuant to an Advisory Agreement between MBCP and the Company dated March 7, 1997, MBCP earns an M&A Success Fee in connection with all acquisitions identified by MBCP which are consummated by the Company. The fee includes a base plus an additional amount based on a percentage of the value of the transaction. In connection with the TNC Acquisition, MBCP earned an M&A Success Fee of approximately $275,000. In consideration of the Company's development stage, MBCP has agreed to reduce its M&A Success Fee related to the TNC Acquisition to $150,000.

Subsequent Events

WWC Acquisition
---------------
On July 3, 1997, the Company, through its wholly-owned subsidiary WAI, completed a merger of WWC into WAI. WWC was a telecommunications marketing consulting firm which produced and implemented marketing strategies for clients ranging from small companies to large corporate clients. Mr. John Dalton, the Company's President and Chief Executive Officer, was the sole shareholder of WWC.

In connection with the WWC Acquisition, the Company delivered to Mr. Dalton (i) 1,400,000 shares of the Company's Common Stock, of which 500,000 shares are being held pursuant to an escrow agreement pending delivery to the Company of certain audited Financial Statements of WWC and 900,000 shares are being held pursuant to the escrow agreement subject to certain adjustments to the purchase price based on the Company entering into business agreements that WWC had negotiated; (ii) $75,000 cash, of which $37,500 was advanced to Mr. Dalton on June 6, 1997 with the remaining $37,500 being deferred at Mr. Dalton's election until September 15, 1997; and (iii) a Promissory Note in the amount of $175,000 payable as follows: one payment of $50,000 payable on October 1, 1997, and two payments of $62,500 payable on February 1, 1998 and July 1, 1998.

Board of Directors
------------------
In conjunction with the closing of the WWC Acquisition, Mr. Dalton agreed to join the Board of Directors of the Company. In addition to Mr. Dalton, Mr. Peter A. Howley has agreed to join the Board of Directors of the Company. Mr. Howley is an experienced executive in the telecommunications industry having served as the Chief Executive Officer of Centex Telemanagement, Inc. from 1985 until 1994. Mr. Howley currently serves on the boards of other telecommunications companies and was previously a member of the NASDAQ Corporate Advisory Board and the American Business Conference.

On August 7, 1997, Messrs. Dalton and Howley were appointed to the Board of Directors of the Company.



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

From time to time, the Company is involved in various lawsuits or claims arising from the normal course of business. In the opinion of management, none of these lawsuits or claims will have a material adverse effect on the financial statements or results of operations of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------
             Exhibit No.                     Description
             -----------

                10.1 First Amended Loan Modification Agreement by and between the Company, Telenational
                            Communications,       Inc.,      Telenational
                            Communications Limited Partnership and Value Partners, Ltd. dated June 20, 1997.

                10.2 Second Amended and Restated Senior Secured Promissory Note by and between the Company, Telenational Communications, Inc. and Value Partners, Ltd. Dated June 20, 1997.

                10.3 First Amended Pledge and Security Agreement by and between Telenational Communications, Inc. and Value Partners, Ltd. dated June 20, 1997.

                10.4 Notice and Certification of No Oral Agreements by and between the Company,
                            Telenational      Communications,       Inc.,
                            Telenational      Communications      Limited
                            Partnership and Value Partners, Ltd. dated June 20, 1997.

                10.5 Consulting Agreement by and between Edmund Blankenau and the Company dated June 20, 1997.

                10.6 Employment Agreement by and between Bruce Burton and the Company dated June 20, 1997.

                10.7        Lease    by    and    between    Telenational
                            Communications,   Inc.  and  7300   Woolworth
                            Partnership dated July 1, 1997.

                 27         Financial Data Schedule



Reports on Form 8-K
-------------------
Form 8-K filed with the Securities and Exchange Commission on July 7, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   WORLDPORT COMMUNICATIONS, INC.
                                   ------------------------------



Date:  August 19, 1997            By: /s/ W.Dean Spies
                                     ----------------------------
                                      W. Dean Spies
                                      Chief Financial Officer and Treasurer