Form 10QSB
period 1997-09-30
WORLDPORT COMMUNICATIONS INC
filed 1997-11-19
CIK 857847

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       -----------------------------------

                                   FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.

         [ ]  TRANSITION   REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
              SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ______________.

         Commission File Number  33-32341-D


                         WORLDPORT COMMUNICATIONS, INC.
                       ----------------------------------
      (Exact name of small business registrant as specified in its charter)


             Delaware                                       84-1127336
---------------------------------                  -----------------------------
  (State or other jurisdiction                     (I. R. S. Employer ID Number)
of incorporation or organization)

9601 Katy Freeway, Suite 200, Houston, Texas                  77024
--------------------------------------------                ----------
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

                              [X] Yes      [ ] No

Applicable only to corporate issuers

As of November 18, 1997, the Registrant had 16,033,333 shares of Common Stock par value $0.0001 and 493,889 shares of Preferred Stock par value $0.0001 outstanding.

Transitional Small Business Disclosure Format (Check one):

[ ] Yes    [X] No

                         WORLDPORT COMMUNICATIONS, INC.
                                TABLE OF CONTENTS


                                                                            Page

PART I - FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Condensed Consolidated Balance Sheets as of
                    September  30, 1997 and  December  31, 1996 . . . . . . .  3

                    Condensed Consolidated Statements of Operations
                    for the Three and Nine Months Ended September 30,
                    1997  and  1996 . . . . . . . . . . . . . . . . . . . . .  4

                    Condensed Consolidated Statements of Cash Flows
                    For the Nine Months Ended  September  30, 1997 and 1996 .  5

                    Notes to Condensed  Consolidated Financial Statements . .  6

         Item 2.    Management's Discussion and Analysis of
                    Financial  Condition  and Results of  Operations  . . .   12


PART II - OTHER INFORMATION

         Item 1.    Legal  Proceedings  . . . . . . . . . . . . . . . . . .   18

         Item 6.    Exhibits  and Reports on Form 8-K . . . . . . . . . . .   18


SIGNATURE                                                                     21

                                               PART I - FINANCIAL INFORMATON

ITEM 1.  FINANCIAL STATEMENTS

                                      WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          ASSETS

                                                                                     September 30,         December 31,

                                                                                         1997                 1996
                                                                                         -----                ----
                                                                                      (Unaudited)
CURRENT ASSETS:
     Cash                                                                               $      48,377           $ 1,552,829
     Accounts receivable, net of allowance for doubtful accounts of $24,500                   627,700                     -
     Note receivable, including accrued interest                                              117,444               806,329
     Prepaid expenses  and other current assets                                               272,243                     -
                                                                                          -----------           -----------

                    Total current assets                                                    1,065,764             2,359,158

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation and amortization                                                          1,110,478                     -

OTHER ASSETS
     Goodwill and other intangible assets, net of accumulated amortization                  6,911,104                     -
     Note receivable, including accrued interest                                                    -               527,806
     Other                                                                                    143,118                 2,068
                                                                                          -----------           -----------

                    TOTAL ASSETS                                                          $ 9,230,464           $ 2,889,032
                                                                                          ===========           ===========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Short-term debt                                                                       $  500,000             $       -
     Short-term debt - related parties                                                        400,000                     -
     Current portion of capital lease obligations                                             148,810                     -
     Accounts payable and accrued expenses                                                  2,624,086                99,742
     Other current liabilities                                                                 59,280                     -
                                                                                          -----------           -----------

                    Total current liabilities                                               3,732,176                99,742

NOTE PAYABLE                                                                                        -               420,000

LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES,
     net of current portion                                                                   270,890                     -

OTHER LONG-TERM LIABILITIES                                                                    76,360

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $0.0001 par value, 10,000,000 shares
        authorized, 163,889 and no shares outstanding, respectively                                16                     -
     Common stock, $0.0001 par value, 65,000,000 shares authorized,
        16,033,333 and 9,053,667 shares issued and outstanding respectively                     1,603                   905
     Additional paid-in capital                                                             7,325,011             2,664,291
     Retained deficit                                                                     (2,175,592)             (295,906)
                                                                                          -----------           -----------

                    Total stockholders' equity                                              5,151,038             2,369,290
                                                                                          -----------           -----------


                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 9,230,464           $ 2,889,032
                                                                                          ===========           ===========

The accompanying notes are an integral part of these consolidated financial statements.


                                      WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (Unaudited)




                                                                Three Months Ended                  Nine Months Ended
                                                                  September 30                        September 30
                                                          -----------------------------     -------------------------------
                                                               1997              1996             1997              1996
                                                              ------            ------           ------            ------

REVENUES                                                  $  1,506,238     $          -     $  1,694,787       $          -

COST OF SERVICES                                             1,346,865                -        1,541,277                  -
                                                          ------------     ------------     ------------       ------------

     Gross margin                                              159,373                -          153,510                  -

OPERATING EXPENSES:
     Selling, general and
        administrative expenses                              1,062,150           21,525        1,714,798           141,821
     Depreciation and amortization                             283,033                -          312,803                 -
                                                          ------------     ------------     ------------       -----------

     Operating loss                                         (1,185,810)         (21,525)      (1,874,091)         (141,821)
                                                          ------------     ------------     ------------       -----------


OTHER INCOME (EXPENSE)
     Interest income                                             5,833           12,639           65,619            12,765
     Interest (expense)                                        (62,187)               -          (71,212)                -
                                                          ------------     ------------     ------------       -----------

                                                               (56,354)          12,639           (5,593)           12,765
                                                          ------------     ------------     ------------       -----------
LOSS BEFORE PROVISION
     FOR INCOME TAXES                                       (1,242,164)          (8,886)      (1,879,684)         (129,056)

PROVISION FOR INCOME TAXES                                           -                -                 -                -
                                                         -------------    -------------     ------------     -------------

NET LOSS                                                 $  (1,242,164)   $      (8,886)    $ (1,879,684)    $    (129,056)
                                                         =============    =============     ============     =============

NET LOSS PER SHARE                                       $       (0.08)   $           -     $      (0.15)    $       (0.08)
                                                         =============    =============     ============     =============
WEIGHTED AVERAGE
     SHARES OUTSTANDING                                     15,987,682        4,220,000       12,304,915         1,520,513
                                                         =============    =============     ============     =============



The accompanying notes are an integral part of these consolidated financial statements.


                                      WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)

                                                                                                 Nine Months Ended
                                                                                                   September 30
                                                                                        --------------------------------
                                                                                          1997                    1996
                                                                                         ------                  ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                              $    (1,879,684)      $     (129,056)
Adjustments to reconcile net loss to net cash
     used by operating activities -
          Depreciation and amortization                                                       312,803                    -
          (Increase) decrease in accounts receivable                                              234                 (160)
          Decrease in accrued interest receivable                                              33,357                    -
          Increase in prepaid expenses and other assets                                      (217,709)                   -
          Increase in accounts payable and accrued
               expenses and other liabilities                                                  61,492                  920
                                                                                      ---------------        -------------

                    Net cash used by operating activities                                  (1,689,507)            (128,296)

CASH FLOWS FROM INVESTING ACTIVITIES:
          Advances related to acquisitions                                                 (1,178,000)                    -
          Cash paid in connection with acquisitions, net of cash acquired                     (36,941)                    -
          Issuance of notes receivable                                                       (100,000)                    -
          Collection of notes receivable                                                    1,283,333                     -
          Capital expenditures                                                                (92,767)                    -
                                                                                      ---------------        --------------

                    Net cash used by investing activities                                    (124,375)                    -

CASH FLOWS FROM FINANCING ACTIVITIES:
          Principal payments on short-term debt                                              (262,278)                    -
          Payments on obligations under capital lease                                         (34,292)                    -
          Proceeds from issuance of notes payable - related parties                           225,000                     -
          Proceeds from issuance of preferred stock                                           368,750                     -
          Proceeds from issuance of common stock, net of offering expenses                     12,250               114,400
                                                                                      ---------------        --------------

                    Net cash provided by financing activities                                 309,430               114,400
                                                                                      ---------------        --------------

NET DECREASE IN CASH                                                                       (1,504,452)              (13,896)

CASH, beginning of the period                                                               1,552,829                14,539
                                                                                      ---------------        --------------

CASH, end of the period                                                               $        48,377        $          643
                                                                                      ===============        ==============

CASH PAID DURING THE PERIOD FOR INTEREST                                              $        47,136        $            -
                                                                                      ===============        ==============

CASH PAID DURING THE PERIOD FOR TAXES                                                 $             -        $            -
                                                                                      ===============        ==============

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

          Cancellation of note payable for 1,680,000 shares of common stock           $       420,000        $            -
                                                                                      ===============        ==============

          Issuance of short-term debt to related party in connection
             with acquisition                                                         $       175,000        $            -
                                                                                      ===============        ==============


The accompanying notes are an integral part of these consolidated financial statements.

                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         Basis of Presentation
         ---------------------

         WorldPort Communications, Inc. and its subsidiaries, ("WorldPort" or the "Company"), a Delaware corporation, is a facilities-based network provider of international and domestic long distance services. The Company's strategy is to provide international voice and data services to long distance carriers, corporations, businesses, marketers and distributors of international long distance services, and to other alternative telecommunications services providers primarily in the United States, Western Europe and Latin America. From its switching center in Omaha, Nebraska, the Company provides services such as international least cost routing, global calling card and enhanced services and operator services.

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

         In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1997, and the results of operations for the three and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996. The results of operations for the three and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the operating results for the full years.

         Prior to the closing of the acquisitions of Telenational Communications Limited Partnership ("TNC") and The Wallace Wade Company ("WWC") (see
         Note 2), the Company was a development stage enterprise and devoted substantially all of its efforts to identifying and acquiring businesses, developing a public market for its stock and raising capital. With the closing of the acquisitions of TNC and WWC, the Company now has operating assets and continuing operations.
         Accordingly, the financial statement presentation and disclosures required for development stage enterprises have been omitted.

         Goodwill and Other Intangible Assets
         ------------------------------------

         The excess purchase price over fair value of net assets acquired ("goodwill") is amortized using the straight-line method over 10 years.

         Other intangible assets, predominantly contracts, are amortized using the straight-line method over 5 years.

         The Company periodically evaluates the recoverability of its goodwill and other intangible assets and measures the amount of impairment, if any, by assessing current and future levels of income and cash flows as well as other factors, such as business trends and prospects and market and economic conditions.

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

         Liquidity
         ---------

         Funding of the Company's working capital deficit, current and future operating losses and expansion of the Company will require substantial continuing capital investment. The Company's strategy is to fund these cash requirements through debt facilities or additional equity financing. Although the Company has been able to arrange debt facilities or equity financing to date, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to the Company. Failure to obtain sufficient capital could materially affect the Company's acquisition and operating strategies. The Company expects that future financing will include equity placements; however, no assurance can be given that the Company will be able to obtain additional financing on reasonable terms, if at all (see Note 5). The Company has currently made none of its scheduled payments on its debt obligation to Value Partners, Ltd. (see Note 3).

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

         Certain Reclassifications
         -------------------------

         Certain reclassifications have been made to amounts previously reported to conform to current period presentation.

(2)      ACQUISITIONS
         ------------

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

         During the period subsequent to the closing of the TNC Acquisition, the Company and TNC have held several negotiations regarding the specific liabilities of TNC to be assumed by the Company. As a result of those negotiations, certain current liabilities which were initially proposed by TNC to be assumed by the Company were not assumed. Additionally certain other current liabilities which were initially proposed by TNC not to be assumed by the Company were assumed. While these negotiations resulted in changes with respect to specific liabilities of TNC assumed by the Company, the aggregate liabilities of TNC assumed by the Company remained $4.6 million (see Note 3).

         WWC Acquisitions
         ----------------

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

         In connection with the WWC Acquisition, the Company delivered to Mr. Dalton (i) 1,400,000 shares of the Company's Common Stock, of which 200,000 shares are being held pursuant to an escrow agreement subject to certain adjustments to the purchase price based on the Company entering into business agreements that WWC had negotiated; (ii) $75,000 cash, of which $37,500 was advanced to Mr. Dalton on June 6, 1997 and $15,000 was paid on October 10, 1997 with the remaining $22,500 being deferred by Mr. Dalton until December 31, 1997 ; and (iii) a Promissory Note (the "WWC Note") in the amount of $175,000 payable as follows: one payment of $50,000 payable on October 1, 1997, and two payments of
         $62,500 payable on February 1, 1998 and July 1, 1998. The $50,000 payment which was due on October 1, 1997 has been deferred by Mr. Dalton until December 31, 1997.

         The WWC Acquisition was accounted for using the purchase method of accounting and is subject to certain purchase price adjustments as discussed above. The allocation of purchase price to the assets acquired and liabilities assumed in the transaction has been initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available.

         The fair value of assets acquired and liabilities assumed in connection with the WWC Acquisition is summarized as follows (in thousands):

            Current assets                                            $     6
            Property and equipment                                          3
            Goodwill and other intangible assets                        1,315
                                                                        -----

            Assets acquired, net of cash                                1,324

            Less:   WWC Note                                              175
                        Deferred cash payment                              37
                        Assumed liabilities and transaction costs          24
                        Common Stock issued                             1,050
                                                                        -----

            Cash paid                                                 $    38
                                                                      =======

         Set forth below are unaudited pro forma combined results of operations of the Company, TNC and WWC for the nine months ended September 30, 1997 and the year ended December 31, 1996. The unaudited pro forma data is presented on the basis that the TNC Acquisition and the WWC Acquisition took place at the beginning of the fiscal period ended September 30, 1997 and the year ended December 31, 1996 (in thousands, except per share amounts):

                                                                September 30,    December 31,

                                                                    1997             1996
                                                                    -----            ----

            Revenues                                              $  5,273        $  12,548
                                                                  ========        =========

            Net loss from continuing operations                   $ (4,131)       $  (2,629)
                                                                  ========        =========

            Net loss per share from continuing operations         $  (0.26)       $   (0.35)
                                                                  ========        =========

         Pro forma adjustments included in the amounts above primarily relate to: (i) adjustment for pro forma goodwill amortization expense using a 10-year estimated life; (ii) adjustment for pro forma contract amortization expense using a 5-year life; (iii) adjustment for non-recurring management fees payable to the General Partner of TNC and
         (iv) adjustment for acquisition costs incurred and expensed by TNC in connection with the TNC Acquisition.

         The summarized pro forma information is based on estimates, available information and certain assumptions and may be revised as additional information becomes available. The pro forma financial information does not purport to represent what the Company's results of operations would have been if the TNC Acquisition and the WWC Acquisition had occurred on the dates assumed or to be representative of the results of operations for any future period. Neither the expected benefits or cost reductions anticipated by the Company nor the future corporate overhead costs of the Company have been reflected in the above pro forma information.

(3)      DEBT AND CAPITAL LEASE OBLIGATIONS
         ----------------------------------

         Debt
         ----

         The Company's debt at September 30, 1997 consists of a secured promissory note payable to Value Partners, Ltd., which was assumed in connection with the TNC Acquisition. The note is payable in installments of $100,000 per month plus accrued interest at a rate of 14% per annum beginning September 1, 1997. The note is secured by all of the assets acquired by the Company in connection with the TNC Acquisition. As of November 18, 1997, the Company has made none of the scheduled payments on this note. The note provides that an event of default thereunder occurs when the Company fails to pay the principal of or interest on the note as and when due, which failure continues for a period of twenty days. The note also provides that if an event of default exists, then the note shall immediately become due and payable together with interest accrued thereon, without demand or notice.

         As  discussed  in  Note  2,  subsequent  to  the  closing  of  the  TNC
         Acquisition, the Company and TNC have negotiated the specific liabilities of TNC to be assumed by the Company. It was originally contemplated by TNC that the Company would assume $300,000 of unsecured notes payable to certain individuals in connection with the TNC Acquisition. As a result of the subsequent analysis by TNC and the Company, it was determined that these demand notes would not be assumed by the Company. Rather, it was determined that the Company assumed an additional $300,000 of trade payables in connection with the TNC Acquisition.

         Debt - Related Parties
         ----------------------

         The Company's debt - related parties at September 30, 1997 consists of the following:

                    Bridge Notes                            $    225,000
                    WWC Note (See Note 2)                        175,000
                                                            ------------
                                                            $    400,000
                                                            ============

         In September 1997, the Company entered into an arrangement with Maroon Bells Capital Partners, Inc. ("MBCP") whereby MBCP would arrange for the Company to borrow from MBCP and certain other unaffiliated entities pursuant to certain promissory notes (the "Bridge Notes"). The Bridge Notes bear interest at 10% per annum, mature on December 31, 1997 and are convertible into equity in the Company on terms to be negotiated in good faith.

(4)      COMMITMENTS AND CONTINGENCIES
         -----------------------------

         From time to time, the Company is involved in various lawsuits or claims arising from the normal course of business. In the opinion of management, none of these lawsuits or claims will have a material adverse effect on the financial statements or results of operations of the Company.

(5)      SERIES A PREFERRED STOCK OFFERING
         ---------------------------------

         On May 8, 1997, the Company initiated a Private Placement Offering of the Company's Series A Preferred Stock for $3.00 per share pursuant to an Offering Memorandum (the "Series A Preferred Stock Offering"). On July 25, 1997, the offering price was reduced to $2.25 per share. As of September 30, 1997, the Company had received $368,750 in exchange for 163,889 shares of the Company's Series A Preferred Stock. On November 14, 1997, the Company closed the Series A Preferred Stock Offering. The Company has received total proceeds of $1,111,250 in exchange for 493,889 shares of the Company's Series A Preferred Stock.

(6)      RELATED PARTY TRANSACTIONS
         --------------------------

         Pursuant to an Advisory Agreement between MBCP and the Company dated March 7, 1997, MBCP earns an M&A Success Fee, as defined in the Advisory Agreement, in connection with all acquisitions identified by MBCP which are consummated by the Company. The fee includes a base plus an additional amount based on a percentage of the value of the transaction. In connection with the TNC Acquisition, MBCP earned an M&A Success Fee of approximately $275,000. In consideration of the Company's development stage, MBCP reduced its M&A Success Fee related to the TNC Acquisition to $150,000 (see Note 7).

         The Company and MBCP have entered into an arrangement whereby MBCP will arrange for the Company to borrow from MBCP and certain other unaffiliated entities pursuant to certain Bridge Notes (see Notes 3 and 7).

         MBCP is a shareholder of the Company and certain members of the Company's Board of Directors are principals or employees of MBCP.

         On July 3, 1997, the Company, through its wholly-owned subsidiary WAI completed a merger of WWC into WAI pursuant to that certain Agreement and Plan of Merger dated April 20, 1997. Mr. John Dalton, the Company's President and Chief Executive Officer, was the sole shareholder of WWC (see Note 2).

(7)      SUBSEQUENT EVENTS
         -----------------

         Subsequent to September 30, 1997, the Company borrowed an additional $660,000 pursuant to the Bridge Notes. On November 17, 1997, MBCP converted the unpaid balance of its M&A Success Fee related to the TNC Acquisition, totaling $135,000, into a Bridge Note. As of November 18, 1997, the Company has $1,020,000 in Bridge Notes outstanding.

         On October 31, 1997, the Company entered into a lease agreement with Forsythe/McArthur Associates, Inc., (the "Lease") through which the Company has placed an order for Cisco Systems network equipment to be installed in various cities in the United States and Europe. The Lease calls for monthly payments in the amount of $121,701 for a period of 36 months commencing on March 1, 1998.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included under Item 1 of this Form 10-QSB. In addition, reference should be made to the Financial Statements and Notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1996. The information set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains "forward-looking statements" that involve risks and uncertainties. Many factors could cause actual results to differ materially from those contained in the forward-looking statements below. See "Outlook".

General
-------

WorldPort is a facilities-based network provider of international and domestic long distance services. The Company's strategy is to provide international voice and data services to long distance carriers, corporations, businesses, marketers and distributors of long distance services, and to other alternative telecommunications services providers primarily in the United States, Western Europe and Latin America. From its switching center in Omaha, Nebraska, the Company provides services such as international least cost routing, global calling card and enhanced services and operator services. The Company's strategy is to expand its business through both internal business development and the strategic acquisition of telecommunication services companies, such as TNC and WWC. See "Acquisitions" and "Outlook".

Outlook
-------

This section, and other sections of the document, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, among others (i) results of operations (including expected changes in the Company's revenues and profitability) and (ii) the Company's strategy for expanding its business.

These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) the changes in external competitive market factors; (ii) changes in the Company's internal budgeting process which might impact trends in the Company's results of operations; (iii) anticipated working capital or other cash requirements; (iv) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market; (v) various competitive factors that may prevent the Company from competing successfully in the market place; (vi) the Company's lack of liquidity and its ability to raise additional capital ; (vii) the lack of a public market for the Company's Series A Preferred Stock; (viii) the Company's lack of operating history and current operating losses; and (ix) the Company's ability to attract and retain key personnel with the skills and expertise necessary to manage its growth. In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Form 10-QSB will in fact occur.

The Company's strategy is to expand its telecommunications facilities in Europe and Latin America in order to pursue market opportunities made possible by deregulation and privatization. As part of this strategy, WorldPort has commenced the deployment of a European gateway through which the Company seeks to provide international carriers and other high-volume customers with alternative routes for cost-effective, high quality voice, data and Internet services within Europe and between Europe and the Americas. The Company's
European gateway deployment is designed to provide it with the infrastructure needed to compete effectively in the rapidly deregulating European marketplace.

The Company also continues to develop new business opportunities in Latin America. To date, the Company has developed new carrier relationships to provide international long distance services between the United States, Mexico and the Caribbean.

On September 4, 1997 the Company entered into an international strategic agreement (the "Agreement") with EQUANT Network Services, Inc., ("EQUANT"), which operates one of the world's largest telecommunications networks (the "Network"). Under the terms of the Agreement, EQUANT will provide WorldPort with access to the Network which includes state-of-the-art switches strategically positioned around the world. WorldPort will utilize the Network to expand its international long distance services to new markets and to more effectively serve its existing customers. The Agreement will enable WorldPort to connect overseas customers to its Omaha, Nebraska switching center and to other future WorldPort switching centers in the U.S., Europe and Latin America. The Company intends to coordinate the installation and location of certain of its switches and other telecommunications equipment with EQUANT, including co-location of WorldPort equipment at EQUANT facilities in certain markets.

The Network covers over 225 countries and territories, has more than 120,000 user connections world-wide and offers a broad range of voice and data solutions to multinational corporations in a variety of industries, with local support available from over 150 help desks around the world. As a single network, services are fully-managed end-to-end. These services are offered on an international scale and include X.25 and Frame Relay, messaging, Global Voice Services, Business Intranet and Internet Solutions and high performance remote access services.

Results of Operations
---------------------

Prior to its acquisition of the assets and on-going operations of TNC, the Company was a development stage company that had not generated revenues other than interest income since inception. During the three and nine months ended September 30, 1997, the Company incurred losses of $(1,242,164) and $(1,879,684), respectively, compared to $(8,886) and $(129,056) during the same periods in 1996. Included in the losses incurred during the three and nine months ended September 30, 1997 are the operating results of TNC and WWC subsequent to the closing of the TNC Acquisition and the WWC Acquisition. Prior to the TNC Acquisition, TNC had experienced a history of operating losses and cash flow deficiencies. To address and remedy these historical operating losses, the Company has instituted new financial controls, modified existing products and added new products in a strategy to enhance the profitability of the TNC operations. In addition, the Company is now utilizing the TNC operations as the network platform from which to launch new revenue generating agreements that it has under development with international carriers and distributors. While the Company believes these measures will have a positive impact on its future results of operations, the Company anticipates that it will continue to incur operating losses and cash flow deficiencies for the foreseeable future. See "Liquidity and Capital Resources" and "Outlook".

Revenues
--------

Revenues for the three and nine months ended September 30, 1997, were $1,506,238 and $1,694,787, respectively compared to $0 for the three and nine month ended September 30, 1996. The increase in revenues was due solely to the inclusion of the operating results of TNC subsequent to the closing of the TNC Acquisition on June 20, 1997.

Gross Margin
------------

Gross margin for the three and nine months ended September 30, 1997, was $159,373 and $153,510, respectively compared to $0 for the three and nine months ended September 30, 1996. The increase in gross margin was due solely to the inclusion of the operating results of TNC subsequent to the closing of the TNC Acquisition on June 20, 1997.



Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses increased to $1,062,150 from $21,525 and to $1,714,798 from $141,821 for the three and nine months ended September 30, 1997 and 1996, respectively. The increase was due to (i) increased business development and acquisition activity, (ii) the establishment and staffing of the Company's corporate offices and (iii) the inclusion of the selling, general and administrative expenses of TNC subsequent to the closing of the TNC Acquisition on June 20, 1997.

Interest Income (Expense)
-------------------------

Interest income decreased to $5,833 from $12,639 and increased to $65,619 from $12,765 for the three and nine months ended September 30, 1997 and 1996, respectively. The increase was due to the interest from (i) a note receivable from Global Star International, Inc. (the "GSI Note") which was paid in full on March 6, 1997, (ii) a note receivable from Com Tech International Corporation ("Com Tech") and (iii) the note receivable from TNC prior to the Company's acquisition of TNC.

Interest expense for the three and nine months ended September 30, 1997 was $62,187 and $71,212, respectively compared to $0 for the three and nine months ended September 30, 1996. The increase in interest expense is due to the debt assumed by the Company in connection with the TNC Acquisition on June 20, 1997. See "Liquidity and Capital Resources".

Pro  Forma  Results  (See  Note  2  to  the  Condensed   Consolidated  Financial
Statements)
--------------------------------------------------------------------------------

Pro forma revenues for the nine months ended September 30, 1997 were approximately $5,273,000 compared to approximately $12,548,000 for the year ended December 31, 1996. The decrease in revenues was due primarily to the restructuring of a contract, effective January 1, 1997, with a distributor who is a significant customer of TNC. Prior to January 1, 1997, the contract was structured as a retail contract whereby TNC billed the distributor on a retail basis and paid a commission to the distributor based on the retail billings. Effective January 1, 1997, the contract was changed to a wholesale contract whereby TNC bills the distributor on a wholesale basis and pays no commissions to the distributor.

Through its re-negotiation of the distribution agreement, the Company has terminated the exclusive distribution provisions of the prior agreement and gained the ability to directly market its calling cards and pre-paid phone cards in the market served by the distributor. This contract re-negotiation is consistent with the Company's strategy to develop new distribution agreements consistent with new carrier relationships under development by the Company worldwide. See "Outlook".

Pro forma loss from continuing operations for the nine months ended September 30, 1997 was approximately $(4,131,000) compared to approximately $(2,629,000) for the year ended December 31, 1996. The increase in loss from continuing operations was due primarily to (i) increased network costs associated with changes in TNC's vendor contracts; (ii) the write-off of a receivable from a significant customer and (iii) increased selling, general and administrative costs associated with the closing of the TNC Acquisition and the subsequent implementation of new operating and administrative procedures, as well as the Company's increased business development and acquisition activity and the establishment and staffing of the Company's corporate offices. These increases were partially offset by decreased commission expenses associated with the restructuring of the contract discussed above.

Liquidity and Capital Resources
-------------------------------

The Company currently has a working capital deficit and has operated at a loss since its inception. Funding of the working capital deficit, current and future operating losses and expansion of the Company will require substantial continuing capital investment. The Company's strategy is to fund these cash requirements through debt facilities or additional equity financing. Although the Company has been able to arrange debt facilities or equity financing to date, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to the Company. Substantial additional debt or equity financing may be needed for the Company to achieve its short-term and long-term business objectives. Failure to obtain sufficient capital could materially affect the Company's acquisition and operating strategies. The Company expects that future financing will include equity placements; however, no assurance can be given that the Company will be able to obtain additional financing on reasonable terms, if at all. See "Series A Preferred Stock Offering", "Bridge Notes" and "Subsequent Events".

As of September 30, 1997, the Company has a working capital deficit of $2,666,412 compared to a working capital surplus of $2,259,416 at December 31, 1996. The working capital deficit is due to (i) the assumption of liabilities in conjunction with the TNC Acquisition, the majority of which were trade payables and short-term debt obligations, (ii) the issuance of the note payable in connection with the WWC Acquisition and (iii) the operating losses of the Company. Trade receivables increased to $627,700 at September 30, 1997, from $0 at December 31, 1996 due to the TNC Acquisition.

Operations  used  $1,689,507  during the nine months ended  September  30, 1997, compared to $128,296 for the nine months ended September 30, 1996. Investing activities used $124,375 during the nine months ended September 30, 1997, compared to $0 for the nine months ended September 30, 1996. Investing activities consisted primarily of collection of the GSI Note and a portion of the Com Tech Note offset by cash advances to TNC to fund working capital prior to the closing of the TNC Acquisition and cash paid to WWC in connection with the closing of the WWC Acquisition. Financing activities generated $309,403 during the nine months ended September 30, 1997 compared to $114,400 for the nine months ended September 30, 1996. Financing activities for the nine months ended September 30, 1997, consisted of (i) payments on short-term debt and capital lease obligations assumed in connection with the TNC Acquisition and
(ii) proceeds from the issuance of notes payable and (iii) proceeds from the issuance of notes payable to related parties and (iv) proceeds from the issuance of 163,889 shares of the Company's Series A Preferred Stock. Financing activities for the nine months ended September 30, 1996 consisted of proceeds from the issuance of Common Stock. See "Series A Preferred Stock Offering", "Bridge Notes" and "Subsequent Events".

In addition to trade payables and vendor obligations assumed in connection with the TNC Acquisition, the Company assumed a secured promissory note payable to Value Partners, Ltd. which is payable in installments of $100,000 per month plus accrued interest at a rate of 14% per annum beginning September 1, 1997. The note is secured by all of the assets acquired by the Company in connection with the TNC Acquisition. As of November 18, 1997, the Company has made none of the scheduled payments on this note. The note provides that an event of default thereunder occurs when the Company fails to pay the principal of or interest on the note as and when due, which failure continues for a period of twenty days. The note also provides that if an event of default exists, then the note shall immediately become due and payable together with interest accrued thereon, without demand or notice. The Company plans to attempt to restructure these obligations or to refinance these obligations through additional debt facilities on more favorable terms to the Company or through additional equity financing; however, no assurance can be given that the Company will be able to restructure these obligations or to obtain additional financing.

Effective April 14, 1997, the Company and Com Tech entered into an agreement to settle any and all claims that have been or could have been asserted in the lawsuit entitled WorldPort Communications, Inc., formerly known as Sage

Resources, Inc., a Delaware corporation, plaintiff v. Com Tech International Corporation, a Washington corporation, defendant, Case No. C96-4055SBA (the "Settlement Agreement"). Pursuant to the Settlement Agreement, Com Tech agreed to pay the Company all amounts due under a $500,000 promissory note (the "Com Tech Note"). Com Tech agreed to pay $150,000 plus accrued interest on May 1, 1997. Com Tech also agreed to make six payments to the Company, on or before the 10th day of each month, beginning June 10, 1997 through November 1997. Each payment consists of (i) $58,333.33 of principal, (ii) accrued interest on the outstanding balance at twelve percent (12%) per annum, and (iii) $6,089.03, which represents one-sixth of the total costs of litigation and other expenses owing. As of November 18, 1997, Com Tech has paid the Company all amounts due under the Settlement Agreement.

On May 8, 1997, the Company initiated a Private Placement Offering for up to $5,000,000 under Regulation D of 1,666,667 shares of Series A Preferred Stock at $3.00 per share pursuant to an Offering Memorandum dated May 8, 1997 (the "Series A Preferred Stock Offering"). Holders of Series A Preferred Stock will be entitled to receive annual cumulative dividends of 8%, payable in cash or in shares of Common Stock of the Company, at the Company's option, as and when such dividends are declared by the Company's Board of Directors. No public market exists for the Company's Series A Preferred Stock and none is expected to develop as a result of the Series A Preferred Stock Offering. The offer and sale of the Series A Preferred Stock is not being registered under the Securities Act of 1933, as amended, under U.S. or state securities laws or under the securities laws of any other jurisdictions, and the Company's Series A Preferred Stock or the Common Stock into which it is convertible may not be resold or otherwise transferred unless it is subsequently registered or an exemption from applicable registration requirements is available. On July 25, 1997, the offering price was reduced to $2.25 per share. On November 14, 1997, the Company closed the Series A Preferred Stock Offering. The Company has received total proceeds of $1,111,250 in exchange for 493,889 shares of the Company's Series A Preferred Stock.

In connection with the WWC Acquisition, the Company was obligated to pay $75,000 cash at closing to Mr. John Dalton. As of November 18, 1997, $52,500 has been paid to Mr. Dalton with the remaining $22,500 having been deferred by Mr. Dalton until December 31, 1997. In addition to the cash paid at closing, the Company issued to Mr. Dalton, the WWC Note in the amount of $175,000 payable as follows: one payment of $50,000 payable on October 1, 1997, and two payments of $62,500 payable on February 1, 1998 and July 1, 1998. The $50,000 payment which was due on October 1, 1997 has been deferred by Mr. Dalton until December 31, 1997. See "WWC Acquisition".

In September 1997, the Company entered into an arrangement with MBCP whereby MBCP would arrange for the Company to borrow from MBCP and certain other unaffiliated entities pursuant to certain promissory notes (the "Bridge Notes"). The Bridge Notes bear interest at 10% per annum, mature on December 31, 1997 and are convertible into equity in the Company on terms to be negotiated in good faith. As of November 18, 1997, the Company has $1,020,000 in Bridge Notes outstanding. See "Related Party Transactions".

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

The Company utilizes the acquired switching equipment and international operator services platform in Omaha, Nebraska to provide calling card and other enhanced telecommunications services to marketers of telecommunications services, corporate customers and businesses primarily in the United States, Western Europe and Latin America. Through the acquired operator services center, the Company provides multilingual customer support. The U.S. switching and operator services center enables customers in foreign countries to take advantage of lower cost routing and higher transmission quality for international calls. The Company's services are currently marketed through various distribution channels in the United States, Western Europe and Latin America.

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

In connection with the WWC Acquisition, the Company delivered to Mr. Dalton (i) 1,400,000 shares of the Company's Common Stock, of which 200,000 shares are being held pursuant to an escrow agreement subject to certain adjustments to the purchase price based on the Company entering into business agreements that WWC had negotiated; (ii) $75,000 cash, of which $52,500 has been paid to Mr. Dalton as of November 18, 1997; and (iii) the WWC Note in the amount of $175,000. See "Liquidity and Capital Resources".

Related Party Transactions
--------------------------

Pursuant to an Advisory Agreement between MBCP and the Company dated March 7, 1997, MBCP earns an M&A Success Fee in connection with all acquisitions identified by MBCP which are consummated by the Company. The fee includes a base plus an additional amount based on a percentage of the value of the transaction. In connection with the TNC Acquisition, MBCP earned an M&A Success Fee of approximately $275,000. In consideration of the Company's development stage, MBCP reduced its M&A Success Fee related to the TNC Acquisition to $150,000.

The Company and MBCP have entered into an arrangement whereby MBCP will arrange for the Company to borrow from MBCP and certain other unaffiliated entities pursuant to certain Bridge Notes. As of November 18, 1997, the Company has $1,020,000 in Bridge Notes outstanding.

MBCP is a shareholder of the Company and certain members of the Company's Board of Directors are principals or employees of MBCP.

On July 3, 1997, the Company, through its wholly-owned subsidiary WAI completed a merger of WWC into WAI pursuant to that certain Agreement and Plan of Merger dated April 20, 1997. Mr. John Dalton, the Company's President and Chief Executive Officer, was the sole shareholder of WWC. See "WWC Acquisition".

Subsequent Events
-----------------

Subsequent to September 30, 1997, the Company borrowed an additional $660,000 pursuant to the Bridge Notes. On November 17, 1997, MBCP converted the unpaid balance of its M&A Success Fee related to the TNC Acquisition, totaling $135,000, into a Bridge Note.

On October 31, 1997, the Company entered into a lease agreement with Forsythe/McArthur Associates, Inc., (the "Lease") through which the Company has placed an order for Cisco Systems network equipment to be installed in various cities in the United States and Europe. The Lease calls for monthly payments in the amount of $121,701 for a period of 36 months commencing on March 1, 1998.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company is involved in various lawsuits or claims arising from the normal course of business. In the opinion of management, none of these lawsuits or claims will have a material adverse effect on the financial statements or results of operations of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
                      Exhibit No.                                   Description

                          2.1 Asset Purchase Agreement by and between the Company and Telenational Communications Limited Partnership
                                         dated April 23, 1997,  previously filed
                                         with Form 10-QSB for the fiscal quarter
                                         ended March 31, 1997, and  incorporated
                                         herein by reference.

                          2.2 Amendment No. 1 to the Asset Purchase Agreement by and between the Company and Telenational Communications Limited Partnership, dated June 20, 1997, previously filed with Form 8-K dated July 7, 1997, and incorporated herein by reference.

                          2.3 Agreement and Plan of Merger by and among the Company, WorldPort Acquisitions, Inc., The Wallace Wade Company, and John W. Dalton, dated April 20, 1997, previously filed with Form 8-K dated July 7, 1997, and incorporated herein by reference.

                          3.1 Certificate of Incorporation for the Company previously filed with Form 10-QSB for the fiscal quarter ended September 30, 1996, and incorporated herein by reference.

                          3.2 Bylaws of the Company previously filed with Form 10-QSB for the fiscal quarter ended September 30, 1996, and incorporated herein by reference.

                         10.1 Promissory Note by and between the Company and Cablex Electronique, Ltd. dated September 11, 1997.

                         10.2 Promissory Note by and between the Company and Le Chevlier Noir, Ltd. dated September 11, 1997.

                         10.3            Promissory  Note  by  and  between  the
                                         Company   and   Woodlands,  Ltd.  dated
                                         October 1, 1997.


                         10.4            Promissory  Note  by  and  between  the
                                         Company  and   Maroon   Bells   Capital
                                         Partners, Inc. dated October 9, 1997.

                         10.5 Agreement for the Provision of Corporate Voice Communication Services between EQUANT Network Services, Inc. and the Company dated September 4, 1997.

                         10.6 Master Equipment Lease Agreement by and between the Company and Forsythe/McArthur Associates, Inc.
                                         dated October 31, 1997.

                         10.7            Lease  Schedule  A  by  and between the
                                         Company       and     Forsythe/McArthur
                                         Associates,  Inc.   dated  October  30,
                                         1997.

                         10.8 Lease by and between the Company and Mission Life Insurance Company, dated April 15, 1997, previously filed with Form 10-QSB for the fiscal quarter ended March 31, 1997 and incorporated herein by reference.

                         10.9 Settlement Agreement by and between Com Tech International Corporation and the Company dated April 14, 1997, previously filed with Form 10-QSB for the fiscal quarter ended March 31, 1997 and incorporated herein by reference.

                         10.10 Management Services Agreement by and between the Company and Telenational Communications Limited Partnership,
                                         dated April 29, 1997,  previously filed
                                         with Form 10-QSB for the fiscal quarter
                                         ended March 31,  1997 and  incorporated
                                         herein by reference.

                         10.11           Employment  Agreement by and between W.
                                         Dean Spies and  the  Company  effective
                                         April 7, 1997,  previously  filed  with
                                         Form  10-QSB  for  the  fiscal  quarter
                                         ended  March 31, 1997 and  incorporated
                                         herein by reference.

                         10.12 First Amended Loan Modification Agreement by and between the Company, Telenational Communications, Inc.,
                                         Telenational   Communications   Limited
                                         Partnership  and Value  Partners,  Ltd.
                                         dated June 20, 1997,  previously  filed
                                         with Form 10-QSB for the fiscal quarter
                                         ended  June 30,  1997 and  incorporated
                                         herein by reference.

                         10.13 Second Amended and Restated Senior Secured Promissory Note by and between
                                         the        Company,        Telenational
                                         Communications,    Inc.    and    Value
                                         Partners,  Ltd.  Dated  June 20,  1997,
                                         previously  filed with Form  10-QSB for
                                         the fiscal  quarter ended June 30, 1997
                                         and incorporated herein by reference.

                         10.14 First Amended Pledge and Security Agreement by and between Telenational Communications, Inc. and Value Partners, Ltd. dated June 20, 1997, previously filed with Form 10-QSB for the fiscal quarter ended June 30, 1997 and incorporated herein by reference.

                         10.15 Notice and Certification of No Oral Agreements by and between the Company, Telenational Communications, Inc.,
                                         Telenational   Communications   Limited
                                         Partnership  and Value  Partners,  Ltd.
                                         dated June 20, 1997,  previously  filed
                                         with Form 10-QSB for the fiscal quarter
                                         ended  June 30,  1997 and  incorporated
                                         herein by reference.

                         10.16 Consulting Agreement by and between Edmund Blankenau and the Company dated June 20, 1997, previously filed with Form 10-QSB for the fiscal quarter ended June 30, 1997 and incorporated herein by reference.

                         10.17 Employment Agreement by and between Bruce Burton and the Company dated June 20, 1997, previously filed with Form 10-QSB for the fiscal quarter ended June 30, 1997 and incorporated herein by reference.

                         10.18 Lease by and between Telenational Communications, Inc. and 7300 Woolworth Partnership dated July 1, 1997, previously filed with Form 10-QSB for the fiscal quarter ended June 30, 1997 and incorporated herein by reference.

                         27.1            Financial Data Schedule

Reports on Form 8-K
-------------------

Form 8-K filed with the Securities and Exchange Commission on July 7, 1997.

Form 8-K/A filed with the  Securities  and Exchange  Commission  on September 5,
1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       WORLDPORT COMMUNICATIONS, INC.
                                       ------------------------------



Date:  November 19, 1997               By: /s/ W. Dean Spies
                                           -------------------------------------
                                           W. Dean Spies
                                           Chief Financial Officer and Treasurer