Form 10KSB40
period 1997-12-31
WORLDPORT COMMUNICATIONS INC
filed 1998-03-31
CIK 857847

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-KSB

                                    (Mark One)

                   Annual Report Pursuant to Section 13
       X           or 15(d) of the Securities Exchange
                   Act of 1934 for the fiscal year
                   ended December 31, 1997

                                  or

                   Transition Report Pursuant to
                   Section 13 or 15(d) of the
                   Securities Exchange Act of 1934

                   For the Transition Period from __________ to __________

                         Commission File Number 33-32341-D

                          WORLDPORT COMMUNICATIONS, INC.
          (Name of Small Business Registrant as Specified in its Charter)


               Delaware                       84-1127336
   (State or other jurisdiction of     (IRS Employer ID Number)
    incorporation of organization)

    3610 Kennesaw North Industrial Parkway,         30144
    Suite 200, Kennesaw, Georgia                  (Zip Code)
   (Address of principal executive offices)

   Registrant's telephone number: (770) 792-3774
   Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None
                                Name of each exchange on which registered
                                                       N/A

       Check whether the issuer (1) filed all reports required to be filed by
       Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES      X   NO

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

       The Registrant's revenues for its most recent fiscal year were $2,777,575.

       The approximate aggregate market value of common stock of the Registrant held by non-affiliates of the Registrant is $68,459,181, computed on the basis of $6 7/8 per share, average bid/ask price of the common stock on the OTC Bulletin Board on March 30, 1998.

       The number of shares of the Registrant's common stock, $0.0001 par value per share, outstanding as of March 30, 1998 was 17,383,333.
       Documents incorporated by reference: None.

                   Transitional Small Business Disclosure Format
                                   (Check one):

                            Yes _______      No __X___


                          WORLDPORT COMMUNICATIONS, INC.

                                 TABLE OF CONTENTS


                                                                       Page
          Item                                                         Number
                                        PART I

            1.  Description of Business . . . . . . . . . . . . . .        1
            2.  Description of Properties . . . . . . . . . . . . .       10
            3.  Legal Proceedings . . . . . . . . . . . . . . . . .       11
            4.  Submission of Matters to a Vote of Security Holders       11


                                       PART II

            5.  Market for Company's Common Equity and Related            11
                Stockholder Matters  . . . . . . . . . . .
            6.  Management's Discussion and Analysis of Operations .      12
            7.  Financial Statements  . . . . . . . . . . . . . . .       19
            8.  Changes in and Disagreements with Accountants on          36
                Accounting and Financial Disclosure  . .

                                       PART III

            9.  Directors, Executive Officers and Control Persons .       37
           10.  Executive Compensation . . . . . . . . . . . . . . .      40
           11.  Security Ownership of Certain Beneficial Owners and       44
                Management . . . . . . . . . . . . .
           12.  Certain Relationships and Related Transactions  . .       47


                                       PART IV

           13.  Exhibits and Reports on Form 8-K  . . . . . . . . .       50




                                      PART I

  NOTE ON "FORWARD-LOOKING" STATEMENTS

  This Annual Report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in the Company's revenues and profitability (ii) prospective business opportunities and (iii) the Company's strategy for expanding its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends" or "expects". These forward-looking statements relate to the plans, objectives and expectations of WorldPort Communications, Inc. (the "COMPANY") for future operations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

  The Company's revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: (i) changes in external competitive market factors, (ii) termination of certain operating agreements or inability to enter into additional operating agreements, (iii) inability to satisfy anticipated working capital or other cash requirements,
  (iv) changes in or developments under domestic or foreign laws, regulations, licensing requirements or telecommunications standards, (v) changes in the availability of transmission facilities, (vi) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market, (vii) various competitive factors that may prevent the Company from competing successfully in the marketplace,
  (viii) the Company's lack of liquidity and its ability to raise additional capital, (ix) loss of services of key executive officers and (x) loss of a customer which provides significant revenues to the Company. In light of these risks and uncertainties, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The foregoing review of important factors should not be construed as exhaustive. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


  ITEM 1.  DESCRIPTION OF BUSINESS

  Overview

  The Company, a publicly held Delaware corporation, is a global, facilities-based telecommunications services provider offering a full range of voice and value-added services to carriers and corporate customers worldwide. The Company is focusing on expanding its network infrastructure in the United States and in major markets in Europe, Asia-Pacific and Latin America. Together, these regions generate approximately 95% of all international long distance traffic. According to Telegeography, Inc. ("TELEGEOGRAPHY"), an independent research and publishing company, total revenues from international long distance services worldwide were estimated at $60 billion in 1996 and are estimated to exceed $80 billion by 2000.

  The Company has targeted geographic regions where it believes privatization and liberalization will enable it to gain early market entry and achieve rapid growth. The Company is seeking to increase its global market share through internal business development, acquisitions and international strategic alliances. The Company is developing a comprehensive global sales and service organization to market competitively priced, carrier-grade voice and enhanced telecommunications services to major corporate and business customers, telecommunications carriers and resellers, Internet providers and other high-volume marketers of long distance services worldwide.

  The Company is developing a global telecommunications network consisting of
  (i) switches, enhanced services platforms, leased circuits and other telecommunications equipment ("ON-NET") and (ii) carrier services agreements, access and termination agreements, interconnection agreements and other facilities-sharing agreements ("OFF-NET"). Together, these telecommunications assets and agreements comprise the Company's global
  network.   The Company's customers utilize a combination of local access numbers and codes and domestic and international toll-free numbers to access the Company's network. The Company intends to continue to expand its network through (i) the purchase and installation of equipment for existing and new markets, (ii) additional interconnection, access and termination agreements with other carriers and service providers in the U.S. and internationally and
  (iii) additional acquisitions of international telecommunications assets, operations and service providers.

  The Company's global network strategy is to strategically deploy international gateway switches and other network equipment in the United States and in international markets, such as The Netherlands, with high international traffic volumes, and physically link these switches, whenever possible, via owned or leased circuits on undersea and other fiber optic cables. With this global backbone of international gateway switches and undersea fiber optic cables, the Company's strategy is to develop network facilities within each of the countries where it operates. In order to provide origination and termination services to and from customers in targeted geographic markets, the Company enters into one or more interconnection agreements in each country where it operates.

  The Company's network also includes a switching center, calling card services platform and multi-lingual operator services center located at its facility in Omaha, Nebraska. From this facility, the Company provides a suite of value-added telecommunications products and services to carriers, other telecommunications services providers and to marketers and distributors of international long distance services. The Company's customers worldwide utilize a combination of local access and international toll-free numbers to access the Company's calling card platform, which enables them to complete higher quality, lower cost international calls. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS - ACQUISITIONS".

  The Company has targeted Tier I and Tier II U.S. long distance carriers, foreign PTTs, internationally focused long distance resellers and other high-volume marketers of long distance services as its primary wholesale customers. While most Tier I carriers and PTTs operate their own networks and have operating agreements worldwide with other PTTs for the termination of international calls, they can utilize the Company's network, either on a dedicated circuit or switched circuit basis, for carrying overflow traffic from their own networks or to take advantage of least cost routing to markets where the Company has developed a distinct price or service quality advantage.

  In addition to carriers that operate their own international networks, the Company intends to provide international long distance services to U.S. and international switch-based and switchless resellers who will utilize the Company's international long distance services to provide high quality international services to their wholesale or retail customers. According to Telegeography 1997/1998, the market share of U. S.-originated international traffic carried directly by facilities-based Tier II U. S. carriers increased by over 50% between 1995 and 1996 to nearly 700 million minutes. In addition, switched-based resellers accounted for 34% of all U. S.-originated outbound traffic, with the top 15 Tier II switched resellers carrying over 5
  billion minutes in 1996.   As a result of telecommunications deregulation in
  Europe, there are now growing numbers of switched-based and switchless resellers competing with incumbent PTTs, all of which are potential customers for the Company. The Company's reseller and distributor customers typically purchase the Company's services and then resell these long distance services to their own wholesale or retail customers.

  The Company is licensed to operate in the United States as a facilities-based international carrier under a Section 214 license granted by the U.S. Federal Communications Commission. Also, the Company, through its wholly-owned operating subsidiaries, is in the process of acquiring or applying for telecommunications licenses in the international markets where the Company intends to operate.

  Recent Developments

  During the first quarter of 1998, the Company has:

  o Signed an advisory agreement with a major Wall Street investment-banking firm pursuant to which the investment banker intends to advise the Company with regard to future financing options.

  o Entered into an agreement to acquire an International Simple Resale ("ISR") license in the United Kingdom which will permit the Company to deploy network infrastructure and commence the marketing of international long distance voice, data and multimedia services in the U. K. Additionally, the Company plans to immediately apply for an International Facilities License ("IFL") which will enable it to own international network facilities such as trans-Atlantic fiber optic cable capacity that land in the United Kingdom.

  o Received proceeds of approximately $10.1 million in connection with the sale of its Series B Convertible Preferred Stock. See "LIQUIDITY AND CAPITAL RESOURCES" AND "SUBSEQUENT EVENTS".

  o Commenced operations in The Netherlands through the acquisition of a local company, the hiring of in-country management and the purchase and installation of network equipment. See "SUBSEQUENT EVENTS".

  o Through its wholly-owned subsidiary, WorldPort Communications Europe B.V. ("WORLDPORT EUROPE"), entered into an interconnection agreement with PTT Telecom, the national telephone company of The Netherlands. This agreement enables the Company to physically connect its network with the network of PTT Telecom, and to originate and terminate traffic throughout The Netherlands via the PTT Telecom network.

  0 Entered into a service agreement with N.V. Casema ("CASEMA"), The Netherlands' largest cable television network operator, pursuant to which Casema will provide the Company with fiber optic capacity connecting the Company's switching equipment in the cities of Amsterdam, The Hague, Rotterdam and Utrecht. Casema operates a nationwide infrastructure of fiber optic cables in The Netherlands for voice, multimedia and other telecommunications services, with an active maximum network capacity of 2.4 Gb/s.

  o Executed a definitive agreement to acquire the assets of InterContinental Exchange, Inc. ("ICX"), a California-based provider of international long distance services primarily to customers in the U.S., Asia-Pacific and Latin America. See "SUBSEQUENT EVENTS".

  o Committed to purchase an indefeasible right of use ("IRU") providing the Company with STM-1 transmission capacity on Atlantic Crossing 1 ("AC-1"), a state-of-the-art, trans-Atlantic fiber optic cable which is scheduled to commence service in mid-1998. See "LIQUIDITY AND CAPITAL RESOURCES".

  o Increased its existing lease financing facility with Forsythe McArthur Associates, Inc. ("FORSYTHE") to an aggregate $13,000,000 to finance additional infrastructure equipment. See "LIQUIDITY AND CAPITAL RESOURCES" AND "SUBSEQUENT EVENTS".

  o Expanded its executive management team in the following areas: (i) global network development, (ii) network operations, (iii) sales and marketing and
     (iv) finance and administration. See "DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS".

  Strategy

  The Company's overall objective is to be a low-cost global provider of long distance services in the expanding worldwide telecommunications marketplace, with a focus on providing transmission, termination and value-added services in newly deregulating markets where opportunities exist for early market entry, rapid market penetration and significant gross margins. In all cases, the Company will seek to be the lowest cost operator in a given market niche by (i) carrying customer traffic over its own network facilities (On-Net) whenever and wherever possible, (ii) leveraging its favorable network rate structures with EQUANT Network Services Inc. ("EQUANT") and other service providers to offer seamless, low-cost services on a global basis, (iii) leveraging its global network expansion in emerging markets to negotiate, on a reciprocal basis, low transmission, access and termination rates for the use of the networks of other carriers (Off-Net) in areas where the Company does not yet have its own facilities, (iv) identifying cost effective sales agents, marketing partners and distribution channels in new markets and (v) implementing a network design and technology strategy that blends the optimal least cost routing capabilities of traditional circuit switching, frame relay, asynchronous transfer mode ("ATM") and Internet Protocol ("IP").

  The key elements of the Company's business strategy are as follows:

  EXPAND THE COMPANY'S NETWORK FACILITIES IN ORDER TO INCREASE OPERATING
  MARGINS   The Company intends to continue to expand its network in the U.S.,
  Europe, Latin America and Asia-Pacific in order to carry an ever increasing portion of its traffic On-Net. The Company believes that carrying customer traffic over its own network facilities enables it to control quality and to
  achieve higher gross margins.   The Company intends to continue to install
  major international gateway switches in strategic sites around the world and plans to deploy routers, network nodes, points of presence ("POPS") and other equipment in key metropolitan areas in the countries where it operates. The Company intends to link these globally-deployed switches and nodes via a combination of owned capacity on undersea fiber optic cables (i.e. the Company's ownership interest in an STM-1 circuit on the AC-1 trans-Atlantic fiber optic cable), leased domestic fiber optic circuits (i.e. the Company's access to a nationwide 34 megabit fiber optic loop in The Netherlands) and other leased terrestrial and satellite-based circuits.

  TARGET HIGH-VOLUME CUSTOMERS TO MAXIMIZE RETURN ON NETWORK INVESTMENTS - In the United States, the Company intends to target Tier I and Tier II facilities-based carriers and other resellers as its primary "carrier's carrier" international long distance transmission and termination customers. The Company also intends to target other high-volume customers in the United States such as competitive local exchange carriers ("CLECS") and distributors of telecommunications services. In international markets, the Company will seek to target PTTs, emerging alternative carriers and long distance resellers as its primary "wholesale" customers. In addition, the Company plans to target high-volume corporate and business customers in selected international markets. The Company intends to market its services to these customers through its expanding organization of direct sales personnel, distributors and agents. In each market that it enters, the Company strives to select the combination of direct sales and distribution that most effectively provides uniform service quality, maximum customer retention, reduced market entry cost and local market expertise.

  OFFER "VALUE-ADDED" PRODUCTS AND SERVICES FOR SELECTED NICHE MARKETS - In the United States, the Company intends to develop value-added products such as prepaid calling cards, targeted primarily at ethnic consumers. The Company plans to utilize concentrations of international traffic to selected international markets (i.e. Mexico, Dominican Republic) generated by these domestic U.S. marketing programs to negotiate volume discounts to these markets. Internationally, the Company intends to take advantage of early market entry opportunities to develop products and services including prepaid calling cards, debit cards and other international long distance services. The Company plans to sell these products through distributors, sales agents and other alternative sales channels that have demonstrated their ability to
  (i) generate high sales volumes and (ii) implement rigorous loss prevention controls. The Company also intends to develop certain "value-added" or "premium" services for carriers and long distance resellers including international private lines, international operator assistance and disaster recovery services.

  LEVERAGE STRATEGIC ALLIANCES AND BUSINESS RELATIONSHIPS TO EFFICIENTLY EXPAND SCOPE OF NETWORK AND PRODUCTS - The Company plans to continue to develop network access agreements, operating agreements, co-location agreements, interconnect agreements, origination/termination agreements and other network or facilities-sharing agreements in order (i) to extend its service reach to markets and customer bases not yet directly served by the Company's On-Net capabilities and (ii) to continually reduce the Company's operating costs for
  Off-Net origination, transmission and termination.   To date, the Company has
  entered into (i) an International Strategic Agreement with EQUANT, operator of one of the world's largest telecommunications networks and (ii) an Interconnection Agreement with PTT Telecom, the national telephone company of The Netherlands. These relationships provide the Company with lower cost transport services in areas where it has not yet deployed its own network infrastructure, the ability to physically interconnect the Company's network to worldwide private and public switched networks and the ability to install the Company's network equipment in close proximity to the network equipment of other carriers. These business relationships may also enable the Company to efficiently offer a complete, global service solution to carriers and corporate customers with wide ranging service requirements.

  DEVELOP NEW ROUTES TO AND FROM KEY MARKETS - The Company believes that one of the most effective means to capture market share in the overall international telecommunications marketplace is to develop proprietary routes to strategic markets. These new routes can be based on either (i) proprietary circuits and international private lines leased or otherwise contracted for by the Company or (ii) strategic relationships with owners or operators of proprietary circuits. The Company continues to negotiate with carriers and with licensed local partners in key markets in order to achieve a combination of low rates, consistent and cost effective local access and high quality connectivity that will enable it to introduce an alternative least cost route to and from a key market.

  INCREASE OWNERSHIP IN UNDERSEA FIBER OPTIC CABLES - In order to better control its operating costs and quality assurance for long distance services between North America, Europe, Latin America and Asia-Pacific, the Company intends to expand its capacity on undersea fiber optic cables. The Company has committed to purchase STM-1 capacity on AC-1. The Company intends to increase ownership on one or more trans-Pacific cables and on cables providing connectivity between the United States and the Caribbean based on
  (i) customer demand, (ii) market rates and (iii) current and projected capacity constraints.

  UTILIZE NEW TRANSMISSION TECHNOLOGIES SUCH AS IP TO REDUCE COSTS AND ENTER
  NEW MARKETS   Another of the Company's strategic objectives is to
  aggressively develop a strong mix of network products and transport capabilities utilizing the most efficient and highest quality mix of traditional voice services and emerging digital voice technologies, specifically voice over frame relay and voice over IP. Packet switched data transmission technologies, (specifically frame relay, IP and ATM) are increasingly utilized to transmit voice traffic at significantly lower cost than traditional, circuit- switched analog networks. The Company's strategy is to use these emerging technologies to (i) reduce its cost basis for international voice transport, (ii) support the sale of traditional voice services, (iii) lower its costs of access, (iv) generate additional revenue streams and (v) enter new markets. The Company will seek to develop and deploy emerging digital voice technologies in its network while maintaining a core network of traditional voice transport capability.

  Pursue Additional Strategic Acquisitions - The Company plans to continue to identify and negotiate strategic acquisitions that provide the Company with one or more of the following: (i) strategic network facilities or other valuable telecommunications assets, (ii) licenses, interconnection agreements, and/or operating agreements in key markets, (iii) proprietary circuits or IRUs, (iv) large customer bases in key markets, (v) experienced management personnel or (vi) business strategies or products that complement those of the Company.

  DESCRIPTION OF BUSINESS

  The Company offers international long distance services over its own network and over the networks of other carriers through interconnection agreements, facilities-sharing agreements, carrier services agreements and strategic
  agreements and alliances.   Through its own network deployment and these
  various network access and termination agreements, the Company has the ability to provide seamless international long distance services at competitive rates to nearly every country in the world. Whenever possible, the Company transports its wholesale international traffic On Net over its own network facilities or over other networks that provide the Company with a similar On Net pricing structure.

  Through strategic network deployment and international strategic agreements (i.e. EQUANT), which provide the Company with a low cost structure for international transport, the Company is developing highly competitive, proprietary routes to a growing number of key international markets. In other markets, the Company is able to achieve a competitive cost structure
  (i) through volume discounts from other carriers or (ii) by exchanging network and transmission capacity on an "at-cost" basis with other carriers with cost advantages to markets where the Company has not yet developed its own facilities.

  The Company primarily provides international long distance services on a "wholesale" basis to other carriers and telecommunications service providers and to high-volume marketers of long distance services. In addition, the Company provides "retail" international and domestic long distance services in certain markets to corporations, businesses and individuals, marketed through international distributors. The Company has also developed the ability to offer a suite of enhanced, value-added services to carriers and other marketers of long distance services including international calling cards, operator services and international call reorigination.

  During 1997 and the first three months of 1998, the Company, through its wholly-owned operating subsidiaries in the U.S and Europe, has concentrated its efforts on the following network development and business development activities in its targeted markets:

  United States - The Company's network infrastructure in the United States has been developed to provide international gateway switches serving Europe, Asia-Pacific and Latin America, and access and termination agreements that provide the Company with cost effective origination and termination services throughout the United States. The Company is deploying an international gateway switch in New York. The Company may deploy one or more additional international gateway switches in the United States if, by doing so, the Company is able to significantly reduce its operating costs and thereby increase margins on international traffic originated, terminated or transited through the United States. The Company's U.S. network infrastructure also includes a switching center, a calling card services platform and international operator services center in Omaha, Nebraska (See "MANAGEMENT'S
  DISCUSSION AND ANALYSIS OF OPERATIONS   TNC ACQUISITION").   The value-added
  services provided by the Company from its enhanced services platform in Omaha enable the Company to offer carriers, corporations and international distributors a suite of products in addition to international transport or termination. From its Omaha switching center, the Company is able to provide U.S. dial tone for international callers, thus enabling international callers to access lower cost, higher quality circuits than if the caller had used direct dial services from their local carrier or national carrier.

  Europe -The Company has commenced operations in Europe by entering The Netherlands telecommunications market through the installation of an international gateway switch and the deployment of Cisco/Stratacom ATM network nodes in Amsterdam, Utrecht, The Hague and Rotterdam. The Company's switches and ATM nodes are linked via a nationwide fiber optic network. In addition, WorldPort Europe, the Company's wholly-owned operating subsidiary in The Netherlands, has entered into an interconnection agreement with PTT Telecom, the national telephone company of The Netherlands. This interconnection agreement provides the Company with competitive origination and termination throughout The Netherlands. In the United Kingdom, the Company's wholly-owned operating subsidiary, WorldPort Communications, Ltd. ("WORLDPORT U.K.") has agreed to acquire an ISR and intends to file an application for an IFL.

  LATIN AMERICA AND CARIBBEAN - The Company has entered into carrier services agreements that will enable it to provide long distance services to and from
  the United States, Mexico and the Dominican Republic.   These carrier
  services agreements will provide the Company with an opportunity to provide origination and termination services to carriers, resellers and to distributors of calling cards and other enhanced services.

  ASIA-PACIFIC - During the first quarter of 1998, the Company entered into a definitive agreement to acquire the telecommunications assets and operations of ICX, which, upon closing of the acquisition in early April, will extend
  its network and sales reach to Asia-Pacific.   ICX operates a trans-Pacific
  leased circuit and a node located in a major Asian market. The Company believes that this network will provide it with additional least cost routing alternatives to points throughout Asia-Pacific. See "SUBSEQUENT EVENTS".

  Trans-Atlantic Fiber Optic Capacity - The Company has committed to purchase an IRU on a trans-Atlantic fiber optic cable. The Company will own STM-1 capacity on the AC-1 cable, which will link the U.S. and the United Kingdom beginning in mid-1998. Extensions of the AC-1 cable to The Netherlands and Germany are expected by 1999. By the year 2000, the Company expects to own undersea fiber optic cable capacity linking North America, Europe, Latin
  America and Asia-Pacific.    The Company intends to (i) utilize this capacity
  for its own On-Net traffic, (ii) market excess capacity to other carriers and
  (iii) leverage the capacity into additional cost-based network reach through its existing and future facilities-sharing agreements.

  Interconnection, Termination, Network Services and Other Strategic Agreements
  - The Company has entered into a number of interconnection, termination and other network services agreements that broaden the Company's Off-Net reach in markets where it has not yet deployed its own network facilities. The Company plans to utilize the following major agreements to provide seamless international long distance services in the United States and to nearly every country in the world:

     International Strategic Agreement with EQUANT Network Services, Inc.
     In September 1997, the Company entered into an international strategic agreement with EQUANT Network Services, Inc. EQUANT is the commercial operator of one of the world's largest telecommunications networks, with geographic reach into 225 countries worldwide.

     Agreement with ProTel S.A. de C.V. (Mexico)
     The Company has an agreement with ProTel, S.A. de C.V., one of the twelve currently licensed Mexican long distance carriers, which provides the Company with national and international long distance services for calls originated within Mexico.

     Agreement with All American Cables & Radio, Inc. (Dominican Republic)
     The Company has an agreement with All American Cables & Radio, Inc., one of the three international long distance network operators in the Dominican Republic. This agreement provides the Company with competitively priced termination of international long distance calls destined for the Dominican Republic.

     Agreement with Unisource (Netherlands and Other European Countries) Through its subsidiary, WorldPort Europe (Netherlands), the Company has an agreement with Unisource for the provision of virtual private network services.

     Agreement with N.V. Casema (Netherlands)
     The Company has a fiber optic network transport agreement with N.V. Casema, The Netherlands' national cable television operator. The Company utilizes the Casema network to link its Netherlands switching and ATM network equipment and to provide switching and high bandwidth services within The Netherlands.

     Interconnection Agreement with PTT Telecom (Netherlands)
     The Company has an interconnection agreement with PTT Telecom, the national telephone company of The Netherlands, which enables the Company to originate and terminate calls on a competitive basis via PTT Telecom's nationwide telecommunications infrastructure.

  TARGET MARKETS AND CUSTOMERS

  By focusing on selected markets in Western Europe, Latin America and Asia-Pacific where it can install network facilities and establish proprietary circuits, the Company believes that it is able to (i) better control its operating costs, (ii) maintain consistent and high transmission qualities and
  (iii) clearly establish the Company as a long-term participant in markets that should continue to exhibit rapid growth. The Company has focused its business development and acquisition strategies on the following target markets:

       o  European-Originated Long Distance Traffic to the U.S. and Latin
          America   Based on statistics published by Telegeography 1997/1998,
          the Company estimates that this market will reach a total of 2.9
          billion minutes in 1998.   The Company intends to generate revenues in
          this market through carrier sales contracts and agreements entered into with emerging alternative carriers and service providers in deregulating European markets. The Company also intends to provide calling card services to distributors within Europe. In addition, the Company anticipates that it will generate revenues from Internet-related traffic between Europe and the United States over its trans-Atlantic fiber optic cable.

       o Intra-European Long Distance Traffic - Based on statistics published by Telegeography 1997/1998, the Company estimates that this market
          will reach a total of 28 billion minutes in 1998.   The Company
          intends to generate revenues in this market through sales contracts and agreements entered into with emerging alternative carriers and service providers in deregulating European markets, including wireless service providers, resellers and intra-European network operators. The Company intends to also generate significant revenues in this market through calling card services marketed within Europe through various distribution channels.

       o U.S. - Originated Long Distance Traffic to Western Europe, Mexico, the Caribbean and other Latin American Destinations - Based on statistics published by Telegeography 1997/1998, the Company estimates that this
          market will reach a total of 11 billion minutes in 1998.   The Company
          will seek to generate revenues in this market through carrier sales contracts and agreements entered into with long distance carriers, local exchange carriers ("LECS"), CLECs, wireless services providers, long distance resellers and other service providers.

       o  U.S.-to-Mexico, Intra-Mexico and Mexico-to-U.S. Long Distance Traffic
          - Based on statistics published by Telegeography 1997/1998, the Company estimates that this market will reach a combined total of over 14 billion minutes of long distance traffic in 1998. The Company will seek to generate revenues in this market initially through calling card services. The Company will provide calling card services to distributors marketing proprietary prepaid calling cards in the U.S. in areas with high concentrations of Hispanic-Americans. The Company will also provide calling card services within Mexico through one or more distribution agreements with marketing partners in Mexico.

       o Enhanced and Value-Added Services Provided to Other Carriers, Marketers and International Distributors The Company intends to continue to provide calling card services and other value-added services such as multi-lingual operator services to carriers, other telecommunication service providers and to marketers and global distributors of calling cards.

       o  Major Global Corporate Clients   The Company, through its global
          network facilities and its various agreements and global business relationships, believes that it has the ability to provide multinational corporations with an integrated solution to their worldwide telecommunications requirements.

  The Company has targeted Tier I and Tier II U.S. long distance carriers, foreign PTTs, internationally focused long distance resellers and other high-volume marketers of long distance services as its primary wholesale customers. Other facilities-based carriers may utilize the Company's network services for carrying overflow traffic from their own networks or to take advantage of least cost routing to markets where the Company has developed a distinct price or service quality advantage. In addition to carriers that operate their own international networks, the Company plans to provide international long distance services to U.S. and international switch-based and switchless resellers who will utilize the Company's international long distance services to provide high quality international services to their wholesale or retail customers.

  Through international distributors, the Company provides international and domestic long distance services to end-user customers in the United States, Europe, Latin America and Asia-Pacific. Calling card and other enhanced services customers can access the Company's network for domestic or international long distance services in a number of ways including (i) dialing a local access number, (ii) utilizing an automated dialing device or
  (iii) dialing a domestic or international toll-free number. In all cases, the Company's network of switches and routers selects the most efficient, least cost route and transports the call to a local service provider for termination. The Company anticipates that during 1998, it will develop the capability in the United States to provide its business and residential retail customers with the ability to pre-select the Company as their primary
  long distance service provider.   The Company also intends to introduce this
  service as soon as possible in international markets.

  The Market Opportunity

  In 1996, the international long distance market accounted for $61 billion in revenues and 70 billion minutes of use according to Telegeography 1997/1998. International long distance revenues are projected to exceed $80 billion by the year 2000 based on an estimate of over 100 billion minutes of international long distance traffic. According to the International Telecommunications Union ("ITU"), the total global telecommunications services market is expected to represent $900 billion in revenues in the year 2000.

  The Company is aggressively entering the global long distance market to take advantage of a tremendous growth opportunity created by the concurrence of these major growth factors:

  o DEREGULATION - Countries worldwide have recognized the rapid infrastructure development and increased economic growth generated by telecommunications market deregulation, and they are moving to open their markets, privatize their national operators and create regulatory structures that enhance competition. On January 1, 1998, two major multinational organizations, the European Union and the World Trade Organization, enacted legislation through which 69 of their members began deregulating their national telecommunications markets, permitting free competition by new entrants in formerly monopolized markets, allowing foreign investment in telecommunications infrastructure and initiating legislation requiring incumbent carriers to provide access to their national networks to all carriers on an equal and competitive basis.

  o  WORLDWIDE SUBSCRIBER GROWTH - The number of wireline and wireless
     subscriber lines is growing rapidly throughout the world.   According to
     Telegeography and the ITU, the number of fixed (wired) main lines worldwide is expected to grow by over 100 million new lines between 1997 and 2000, to over 900 million fixed main lines worldwide. Many of these new lines will be installed in developing nations. In countries with extensive wired-switched public networks, wireless technologies are increasing the number of total lines on the public switched network. The ITU estimates that mobile subscribers will more than double between 1996 and 2000, to over 325
     million wireless lines worldwide.   As an estimated 50% of the world's
     population has never made a telephone call, this growth is expected to increase well beyond 2000.

  o NEW COMMUNICATION DEVICES - New telecommunications applications such as Internet electronic mail, commerce, voice and video communication, as well as the proliferation of calling services such as voice mail and automated customer service, are forcing millions of people to make telecommunications a part of their daily lives. Rapidly expanding software and computer chip capabilities that create multimedia communications applications are also dramatically increasing the amount of information that each person transmits over the telecommunications infrastructure, thereby further increasing the demand for bandwidth on the global telecommunications network.

  o THE INTERNET - The Internet is driving worldwide telecommunications growth both as an end-user application (i.e. electronic mail, online services, the World Wide Web, etc.) and through breakthroughs in the quality of voice over IP technologies, as a viable low cost transmission alternative for domestic and international long distance services.

  o  NEW INTERNATIONAL PRICING STRUCTURES   The Company believes that the
     emergence of "market" or "cost based" international rate structures between certain international markets creates an opportunity for it to compete with major incumbent carriers based on network efficiency and other competitive factors due to the weakening, in many of these markets, of the so-called "accounting rate" structure for determining the cost of an international call based on semi-exclusive operating agreements among government-sponsored (monopoly) PTTs and a small group of international carriers (i.e. AT&T, MCI and Sprint).

  o  THE GLOBAL ECONOMY   The Company believes that continued globalization and
     integration of the world economy is creating demand for increased telecommunications access and higher transmission quality in developing economies in Eastern Europe, Latin America, Asia-Pacific and Africa.

  o  MULTIMEDIA APPLICATIONS INCREASE DEMAND FOR BANDWIDTH   The Company also
     believes that rapidly expanding bandwidth requirements for high capacity "dedicated" and "on-demand" domestic and international circuits as a result of the increased transmission of video, graphics, sound and other multimedia communications creates additional growth opportunity in the telecommunications market.

  Above all, deregulation of telecommunications markets worldwide creates a never before opportunity for an emerging carrier such as the Company to enter
  and compete effectively in markets on a global basis.   The experience of the
  United States and other countries that have opened their telecommunications markets to competition suggests that new market entrants such as the Company have an opportunity to rapidly capture market share through competitive pricing, high quality, customer focused operations and product
  differentiation.   In the United States, new entrant carriers including
  MCI/WorldCom, Sprint and hundreds of smaller carriers have captured 50% of the former dominant carrier, AT&T's, international market share. In the U.K., British Telecom's market share of outbound international long distance has declined to 60% in 1996 from 95% in 1988. In Chile, whose market opened to competition in December 1994, new entrants now control over 60% of outbound international long distance markets.

  Competition

  The international and national telecommunications markets in which the Company operates are highly competitive. In the United States, the Company competes against a wide variety of market participants ranging from dominant Tier I carriers (AT&T, MCI/WorldCom, and Sprint), large Tier II facilities-based carriers, switched and switchless resellers of long distance services and hundreds of other marketers and distributors of long distance, calling
  card and other telecommunications services.   In foreign markets, the Company
  will compete with dominant national telephone companies, former monopolies and other major incumbent carriers. In addition, the Company will compete with other U.S. and international carriers attempting to enter these markets and with local resellers and marketers of long distance services.

  In the U.S. and in every foreign market where it operates, the Company will face competition from companies with resources greater than that of the Company and with longer operating histories in the local market than the Company. To compete effectively, the Company must do so on the basis of factors such as: (i) network design and costs, (ii) effective utilization of emerging technologies, (iii) competitive pricing and rates, (iv) quality of service, (v) ease and convenience of access, (vi) customer service and support, (vii) quality of local distributors and sales agents, (viii) understanding of the marketplace, (ix) ability to attract and retain qualified employees and (x) customer acquisition and retention.

  Acquisitions

  During 1997, the Company acquired substantially all of the telecommunications assets and operations of Telenational Communications Limited Partnership ("TNC") and completed a merger of The Wallace Wade Company ("WWC") into a wholly-owned subsidiary of the Company. See "MANAGEMENT'S DISCUSSION AND
  ANALYSIS OF OPERATIONS   ACQUISITIONS".

  Organization

  The Company, previously known as Sage Resources, Inc., was originally organized as a Colorado corporation on January 6, 1989, to evaluate, structure and complete a merger with, or acquisition of other entities. In October 1996, the Company changed its domicile to Delaware and changed its name to WorldPort Communications, Inc.

  Employees

  As of March 30, 1998, the Company had approximately 70 employees of which 55 were full time employees. None of the Company's employees is subject to a collective bargaining agreement. The Company believes that its relationship with its employees is satisfactory.


  ITEM 2.  DESCRIPTION OF PROPERTY

  The Company's principal offices are located in approximately 6,000 square feet of space in Houston, Texas leased pursuant to an agreement which expires in April 2000. The Company also leases approximately 11,000 square feet in Omaha, Nebraska for its operating center pursuant to an agreement which expires in June 2001.

  The Company owns telecommunications switching and peripheral equipment located in various sites in the United States and Europe. Certain of the property and equipment of the Company is subject to liens securing payment of portions of its indebtedness. See Note 5 of Notes to Consolidated Financial Statements for information with respect to lien and lease obligations on these properties.

  The Company believes that its property and equipment are well maintained and adequate to support its current needs, although substantial investments are expected to be made in additional property and equipment for expansion and in connection with corporate development activities. See "OVERVIEW", "STRATEGY", DESCRIPTION OF BUSINESS" AND "LIQUIDITY AND CAPITAL RESOURCES".


  ITEM 3.  LEGAL PROCEEDINGS

  From time to time, the Company is involved in various lawsuits or claims arising from the normal course of business. In the opinion of management, none of these lawsuits or claims will have a material adverse effect on the consolidated financial statements or results of operations of the Company.


  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted during the fourth quarter of the year ended December 31,1997 to a vote of shareholders of the Company, through the solicitation of proxies or otherwise.


                                      PART II


  ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  (a) Market Information - The Company's common stock is traded on the OTC Bulletin Board. Trading in the Company's common stock commenced on June 17, 1997. The table below sets forth by fiscal quarter, from the date stock commenced trading through the end of the fiscal year ended December 31, 1997, the high and low bid prices for the Company's common stock on the OTC Bulletin Board, as reported by Prophet Information Services, Inc. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                                                        1997
                                                                                  High          Low

                                    Second Quarter (from June 17, 1997)          $ 3-5/8     $  2
                                    Third Quarter                                $ 4-3/4     $  3-1/4
                                    Fourth Quarter                               $ 7-3/8     $  4-1/2

  (b) Holders - The number of holders of record of the Company's common stock as of March 30, 1998 was 107. This does not include shareholders who hold stock in nominee or street name. As of March 30, 1998, 17,383,333 shares of the Company's common stock were issued and outstanding.

  (c) Dividend Policy - The Company has not declared or paid cash dividends on its common stock. The Company currently intends to retain any future earnings to finance the growth and development of its business and therefore does not anticipate paying cash dividends in the foreseeable future. Any future determination to pay cash dividends will be made by the Board of Directors in light of the Company's earnings, financial position, capital requirements and such other factors as the Board of Directors deems relevant. Payment of any dividends on the Company's common stock is restricted until such time as all dividends associated with the Company's Series A Preferred Stock and Series B Convertible Preferred Stock have been paid.

  The following securities have been issued or sold without registration under the Securities Act of 1933, as amended, (the "SECURITIES ACT") during the past three fiscal years. Each of the offers and sales or issuances described below were to "accredited investors" as defined in Regulation D promulgated under the Securities Act and were exempt under Section 4(2) of the Securities
  Act:

  On June 26, 1996 Maroon Bells Capital Partners, Inc. ("MBCP"), its principals and certain non-affiliated investors entered into a stock purchase agreement to purchase newly-issued shares of the Company's common stock representing approximately 98.5% of the outstanding shares of the Company as of the date of the Agreement for $110,000 in cash. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

  On October 15, 1996, the Company issued 1,000,000 shares of common stock to two non-affiliated offshore entities in payment of a promissory note in the amount of $80,000. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

  On March 7, 1997, the Company issued 1,680,000 shares of common stock to MBCP in payment of a promissory note in the amount of $420,000. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

  In March 1997, the Company closed a private placement offering of 3,333,333 shares of its common stock (the "OFFERING") at $0.75 per share pursuant to an offering memorandum dated November 1, 1996. The Company received gross proceeds of $2.5 million from the Offering, of which, approximately $2.4 million was received as of December 31, 1996. The Company paid approximately $100,000 in offering costs related to the Offering.

  In June 1997, the Company issued 3,750,000 shares of common stock in connection with the acquisition of the assets and operations of TNC. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS - ACQUISITIONS".

  In July 1997, the Company issued 1,400,000 shares of common stock in connection with the acquisition of WWC. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS - ACQUISITIONS".

  In November 1997, the Company closed a private placement offering of its Series A Preferred Stock (the "SERIES A PREFERRED STOCK OFFERING") at $2.25 per share pursuant to an offering memorandum dated May 8, 1997. The Company received gross proceeds of approximately $1.1 million from the Series A Preferred Stock Offering in exchange for 493,889 shares of Series A Preferred Stock and paid approximately $114,000 in offering expenses in connection with the offering. Holders of Series A Preferred Stock are entitled to receive annual cumulative dividends of 8%, payable in cash or in shares of common stock of the Company, at the Company's option, as and when such dividends are declared by the Company's Board of Directors. The Series A Preferred Stock is convertible into an equal number of shares of common stock at any time, at the option of the holder, and is convertible by the Company upon the occurrence of certain events. No public market exists for the Company's Series A Preferred Stock and none is expected to develop as a result of the Series A Preferred Stock Offering.

  During the first quarter of 1998, the Company initiated a private placement offering of its Series B Convertible Preferred Stock (the "SERIES B PREFERRED STOCK OFFERING") at $5.36 per share. The Series B Convertible Preferred Stock is convertible into shares of the Company's common stock at any time at the option of the holder at a rate of 4 shares of common stock for each share of preferred stock. Holders of Series B Convertible Preferred Stock have voting rights equal to 40 votes per share on all matters submitted to a vote of the stockholders of the Company. No public market exists for the Company's Series B Convertible Preferred Stock and none is expected to develop as a result of the Series B Preferred Stock Offering. As of March 30, 1998, the Company has received approximately $10.1 million in proceeds from the sale of the Series B Convertible Preferred Stock and has converted approximately $1.2 million of notes payable and accrued interest into the Series B Convertible Preferred Stock in exchange for 2,112,106 shares of the Company's Series B Convertible Preferred Stock. The Company is continuing to offer its Series B Preferred Stock to accredited investors. See "SUBSEQUENT EVENTS" AND "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".


  ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

  Overview

  The Company is a global facilities-based telecommunications services provider offering a full range of voice and value-added services to carriers and corporate customers worldwide. The Company is focusing on expanding its network infrastructure in targeted geographic regions where privatization and liberalization enable it to gain early market entry and achieve rapid growth. The Company is developing a global telecommunications network consisting of
  (i) switches, enhanced services platforms, leased circuits and other telecommunications equipment (On-Net) and (ii) carrier services agreements, access and termination agreements, interconnection agreements and other facilities-sharing agreements (Off-Net). Together, these telecommunications
  assets and agreements comprise the Company's global network.   The Company's
  customers utilize a combination of local access numbers and codes and domestic and international toll-free numbers to access the Company's network. The Company is continuing to expand its network through (i) the purchase and installation of equipment for existing and new markets, (ii) additional interconnection, access and termination agreements with other carriers and service providers in the U.S. and internationally and (iii) through additional acquisitions of international telecommunications assets, operations and service providers.

  During 1997, the Company primarily provided calling card and other enhanced services products from its facility in Omaha, Nebraska (see "TNC ACQUISITION"). As the Company expands its global network and enters into new international service agreements, the Company intends to provide long distance services primarily to carriers, corporate customers and to distributors, marketers and resellers of telecommunications services. For products and services such as dedicated international circuits, the Company's customers will typically pay a flat monthly fee based on the amount of bandwidth purchased, the distance of the transport required and other factors. Such services are typically invoiced on a monthly basis. For switched domestic and international services, the Company will create invoices based on detailed call records created by the Company's switches. Switched minute customers are typically billed on a weekly, semi-monthly or monthly basis. The Company also offers calling card and other long distance services, which can be (i) prepaid in advance by the Company's customers,
  (ii) invoiced to the customer for payment or (iii) paid for by regular debits
  by the Company from the customer's credit card or bank draft accounts.   In
  some cases, the Company requires customers to post deposits, letters of credit or other financial instruments in order to reduce the Company's exposure to bad debts and non-payment. Similarly, the Company is billed either on a flat fee basis or on a per-minute basis by its underlying carrier vendors, based on the type of services required by the Company from the particular vendor.

  The Company operates through a number of wholly-owned operating subsidiaries that its has established in the United States and Europe to acquire telecommunications assets and operations. The acquisitions completed by the Company during 1997 are described below.

  Acquisitions

  On June 20, 1997, the Company completed the acquisition of substantially all of the telecommunications assets and operations of TNC (the "TNC ACQUISITION") pursuant to an Asset Purchase Agreement dated April 23, 1997 (as amended by Amendment No. 1 to the Asset Purchase Agreement dated June 20, 1997, collectively the "ASSET PURCHASE AGREEMENT"). The results of operations of TNC are included in the consolidated financial statements of the Company from the date of acquisition, June 20, 1997.

  The assets and operations of TNC were purchased in exchange for (i) 3,750,000 shares of the Company's common stock (of which 1,250,000 shares are being held pursuant to an escrow agreement for a period of 18 months following the closing subject to certain purchase price adjustments described below) and
  (ii) the assumption by the Company of certain indebtedness of TNC up to a maximum of $4.6 million. The purchased assets include telecommunications switches and other network equipment, customer and vendor contracts, an FCC section 214 common carrier license, an operator services center and other assets sufficient to continue the ongoing business of TNC. The FCC section 214 common carrier license gives the Company the authority to resell both international switched and private line services of authorized carriers. The final purchase price is subject to adjustment if (i) liabilities in excess of $4.6 million are assumed, (ii) the Company is required to invoke certain indemnifications by TNC, (iii) there are certain expense overruns or (iv) there are certain rejected contracts.

  On July 3, 1997, the Company merged WWC into a wholly-owned subsidiary of the Company pursuant to an Agreement and Plan of Merger dated April 20, 1997 (the "WWC ACQUISITION"). WWC was a telecommunications marketing consulting firm which produced and implemented marketing strategies for clients ranging from small companies to large corporate clients. The Company's former President and Chief Executive Officer was the sole shareholder of WWC.

  In connection with the WWC Acquisition, the Company delivered (i) 1,400,000 shares of the Company's common stock, of which 200,000 shares are being held pursuant to an escrow agreement subject to certain adjustments to the purchase price based on the Company entering into business agreements that WWC had negotiated, (ii) $75,000 in cash and (iii) a promissory note in the amount of $175,000.

  WWC's operating revenues and expenses did not have a material impact on the operating revenues and expenses of the Company in fiscal 1997.

  The Company valued the stock issued in connection with the TNC Acquisition and the WWC Acquisition based on the price received by the Company in connection with its private placement of common stock which closed in March 1997.

  Results of Operations

  Prior to its acquisition of the assets and ongoing operations of TNC, the Company was a development stage company that had not generated revenues other than interest income since inception. In 1997 the Company incurred losses of $(3,492,767) compared to $(259,898) in 1996. Included in the losses incurred during 1997 are the operating results of TNC and WWC subsequent to the
  closing of the TNC Acquisition and the WWC Acquisition.    Prior to the TNC
  Acquisition, TNC had experienced a history of operating losses and cash flow deficiencies. Subsequent to the closing of the TNC Acquisition, revenues from the operations declined, primarily as a result of the Company's shift in focus toward higher-margin product lines in new international markets.

  To address and remedy these historical operating losses and to increase the competitiveness, revenues and gross margins of the assets and operations acquired in the TNC Acquisition, over the past six months, the Company has sought to (i) institute new financial controls, (ii) enhance the technical capabilities of its switching center, calling card platform and operator services center in Omaha, (iii) negotiate more favorable carrier vendor contracts, (iv) recruit additional qualified operational and technical management for its Omaha facility, (v) develop new calling card distribution channels in ethnic markets in the U.S. and in new international markets such as Mexico and (vi) develop new products and services such as multi-lingual
  operator services targeted at carrier customers.    While the Company
  believes these cost-reduction and revenue-enhancing initiatives will have a positive impact on its future operating results, the Company anticipates that it will continue to incur operating losses and cash flow deficiencies for the foreseeable future. See "LIQUIDITY AND CAPITAL RESOURCES".

  Revenues

  Revenues increased to $2,777,575 from $0 for the years ended December 31, 1997 and 1996, respectively. The increase in revenues was due solely to the inclusion of the results of operations of the TNC assets subsequent to the closing of the TNC Acquisition on June 20, 1997.

  Gross Margin

  Gross margin increased to $171,599 from $0 for the years ended December 31, 1997 and 1996, respectively. The increase in gross margin was due solely to the inclusion of the results of operations of the TNC assets subsequent to the closing of the TNC Acquisition on June 20, 1997.

  Selling, General and Administrative Expenses

  Selling, general and administrative expenses increased to $2,723,577 from $270,591 for the years ended December 31, 1997 and 1996, respectively. The increase was due to primarily to (i) increased business development and acquisition activity, (ii) the establishment and staffing of the Company's corporate offices and (iii) the inclusion of the selling, general and administrative expenses associated with the operation of the TNC assets subsequent to the closing of the TNC Acquisition on June 20, 1997.

  Depreciation and Amortization

  Depreciation and amortization expense increased to $818,939 from $0 for the years ended December 31, 1997 and 1996, respectively. The increase was due to (i) depreciation on the assets acquired in connection with the TNC Acquisition, (ii) amortization of goodwill and other intangible assets associated with the TNC Acquisition and the WWC Acquisition and (iii) depreciation on additional switching and peripheral equipment acquired during 1997.

  Other Income (Expense)

  Interest income increased to $65,028 from $34,399 for the years ended December 31, 1997 and 1996, respectively. The increase was due to the interest from (i) a note receivable from Global Star International, Inc. (the "GSI NOTE") which was paid in full during 1997, (ii) a note receivable from Com Tech International Corporation (the "COM TECH NOTE") which was paid in full during 1997 and (iii) a note receivable from TNC prior to the TNC Acquisition.

  Interest expense increased to $192,722 from $23,706 for the years ended December 31, 1997 and 1996, respectively. The increase in interest expense is due to (i) the debt assumed by the Company in connection with the TNC Acquisition, (ii) the acquisition of switching equipment subject to capital lease and (iii) borrowings pursuant to certain short-term promissory notes for working capital purposes. See "LIQUIDITY AND CAPITAL RESOURCES".

  Liquidity and Capital Resources

  The Company is an emerging international telecommunications service provider which is executing a global business plan which requires substantial capital. The Company currently has a working capital deficit and has operated at a loss since its inception. Funding of the working capital deficit, current and future operating losses and expansion of the Company will require substantial continuing capital investment. The Company's strategy is to fund these cash requirements through debt facilities or additional equity financing. Although the Company has been able to arrange debt facilities and equity financing to date, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to the Company. Substantial additional debt or equity financing may be needed for the Company to achieve its short-term and long-term business objectives. Failure to obtain sufficient capital could materially affect the Company's acquisition and operating strategies. The Company expects that future financing will include debt and/or equity placements; however, no assurance can be given that the Company will be able to obtain additional financing on reasonable terms, if at all. See "SUBSEQUENT EVENTS". See Notes 5,7 and 10 of Notes to Consolidated Financial Statements.

  As of December 31, 1997, the Company has a working capital deficit of $4,142,742 compared to a working capital surplus of $2,787,222 at December 31, 1996. The working capital deficit at December 31, 1997 is due to (i) the assumption of liabilities in conjunction with the TNC Acquisition, the majority of which were trade payables and short-term debt obligations, (ii) the issuance of a note payable in connection with the WWC Acquisition, (iii) the acquisition of additional switching and peripheral equipment, the majority of which is being financed pursuant to a lease, (iv) borrowings pursuant to certain short-term promissory notes and (v) the operating losses of the Company. Trade receivables increased to $368,848 at December 31, 1997 from $0 at December 31, 1996 due to the TNC Acquisition.

  Operations used $2,904,692 during 1997 compared to $196,359 in 1996 due primarily to the (i) operating losses associated with the operation of the TNC assets subsequent to the TNC Acquisition (ii) increased business development and acquisition activity and (iii) the establishment and staffing of the Company's corporate offices.

  Investing activities used $700,715 during 1997 compared to $1,300,000 in 1996. Investing activities in 1997 consisted primarily of collection of the GSI Note and the Com Tech Note offset by (i) cash advances to TNC to fund working capital prior to the closing of the TNC Acquisition (ii) cash paid to WWC in connection with the closing of the WWC Acquisition and (iii) increased capital expenditures associated with the purchase of additional switching and peripheral equipment. Investing activities in 1996 consisted of advances pursuant to the GSI Note and the Com Tech Note.

  Financing activities generated $2,231,849 during 1997 compared to $3,034,649 during 1996. Financing activities during 1997 consisted primarily of (i) payments on short-term debt and capital lease obligations assumed in connection with the TNC Acquisition, (ii) proceeds from the issuance of notes payable to related parties and (iii) proceeds from the issuance of 493,889 shares of the Company's Series A Preferred Stock. Financing activities during 1996 consisted of proceeds from the issuance of notes payable to related parties and the issuance of common stock.

  In addition to trade payables and vendor obligations assumed in connection with the TNC Acquisition, the Company assumed a secured promissory note payable to Value Partners, Ltd. ("VALUE PARTNERS") which is payable in installments of $100,000 per month plus accrued interest at a rate of 14% per annum beginning September 1, 1997. The note is secured by all of the assets acquired by the Company in connection with the TNC Acquisition. The Company has made none of the scheduled payments on this note and as of March 30, 1998, Value Partners has not demanded payment on the note. The Company is currently negotiating with Value Partners to restructure this obligation on more favorable terms to the Company; however, no assurance can be given that the Company will be able to restructure these obligations.

  In connection with the WWC Acquisition, the Company was obligated to pay $75,000 cash at closing to its former President and Chief Executive Officer of which $52,500 has been paid as of December 31, 1997. In addition to the cash paid at closing, the Company issued a promissory note in the amount of $175,000. The Company is currently negotiating with its former President and Chief Executive Officer to restructure the remaining unpaid portion of the cash due as well as the unpaid payments on the promissory note which were due on October 1, 1997 and February 1, 1998. See "WWC ACQUISITION".

  In September 1997, the Company entered into an arrangement with MBCP whereby MBCP would arrange for the Company to borrow from MBCP and certain of its affiliated entities pursuant to certain promissory notes (the "BRIDGE NOTES"). The Bridge Notes bear interest at 10% per annum, mature on December 31, 1997 and are convertible into equity in the Company on terms to be
  negotiated in good faith.   As of December 31, 1997, the Company had
  $1,556,250 in Bridge Notes outstanding. During the first quarter of 1998, approximately $1.2 million of the Bridge Notes and accrued interest were converted into equity in the Company. The remaining portion of the Bridge Notes were repaid in cash. See "RELATED PARTY TRANSACTIONS" and "SUBSEQUENT EVENTS".

  In October 1997, the Company purchased approximately $3.6 million of network and switching equipment to be installed in various cities in the United States and Europe as part of its global network strategy. The equipment was purchased pursuant to a lease financing facility with Forsythe. The lease associated with this equipment calls for monthly payments in the amount of $121,701 for a period of 36 months commencing on March 1, 1998. See "SUBSEQUENT EVENTS".

  On November 14, 1997, the Company closed a private placement offering of its Series A Preferred Stock. The Company received total gross proceeds of $1,111,250 in exchange for 493,889 shares of the Company's Series A Preferred Stock. The Company paid $113,485 in offering costs in connection with the Series A Preferred Stock Offering.

  As described in "RECENT DEVELOPMENTS" and "DESCRIPTION OF BUSINESS", the Company has entered into a number of agreements, contracts and other business relationships which will require the Company to expend capital resources. In the case of carrier services contracts and network access agreements, the impact on the Company's requirements for working capital and capital expenditures cannot be determined at this time, due to variables associated with the scope and timing of implementation of these contracts and
  agreements.   In other cases, such as the Company's multi-million dollar commitment to purchase STM-1 capacity on the AC-1 cable, the financial impact on the Company cannot be determined until such time as the Company has selected its method of financing for the purchase of the STM-1 on AC-1. These financing options include (i) obtaining vendor financing, (ii) obtaining third party financing or (iii) financing the purchase internally from the proceeds of future offerings by the Company.

  As described in "RECENT DEVELOPMENTS" and elsewhere herein, the Company has received approximately $10.1 million in proceeds from the sale of its Series B Convertible Preferred Stock. In addition, Forsythe has recently increased the Company's lease financing facility to $13 million. These proceeds and financial resources, while significant, may be insufficient to enable the Company to meet its obligations pursuant to the business relationships as described in "RECENT DEVELOPMENTS" and elsewhere herein. Further, the Company does not currently generate positive cash flow and will not do so until it has completed a significant portion of its global network development and has implemented its sales and marketing strategy. As such, the Company believes that it will be required to seek additional financing in order to implement its business plan and to meet its obligations pursuant to the business relationships as described in "RECENT DEVELOPMENTS" and elsewhere herein. Accordingly, the Company has recently signed an advisory agreement with a Wall Street investment-banking firm, pursuant to which the investment banker intends to advise the Company with regard to future financing options.

  Year 2000 Issue

  The Year 2000 issue exists because many computer systems and applications currently use two-digit fields to designate a year. As the century date change occurs, date-sensitive systems will recognize the year 2000 as 1900 or not at all. The inability to recognize or properly treat the Year 2000 may cause systems to process critical financial and operational information incorrectly. The Company's management has assessed the impact of the Year 2000 issue on the Company's computer hardware and software systems. Based on this assessment, management currently believes that the costs of resolving the Year 2000 issues will not be material to the Company's results of operations or financial condition.

  Subsequent Events

  During the first quarter of 1998, the Company initiated a private placement offering of its Series B Convertible Preferred Stock (the "SERIES B PREFERRED STOCK OFFERING") at $5.36 per share. The Series B Convertible Preferred Stock is convertible into shares of the Company's common stock at any time at the option of the holder at a rate of 4 shares of common stock for each share of preferred stock. Holders of Series B Convertible Preferred Stock have voting rights equal to 40 votes per share on all matters submitted to a vote of the stockholders of the Company. As of March 30, 1998, the Company has received approximately $10.1 million in proceeds from the sale of the Series B Convertible Preferred Stock and has converted approximately $1.2 million of notes payable and accrued interest into the Series B Convertible Preferred Stock. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

  In February 1998, the Company commenced operations in The Netherlands through the acquisition of all of the outstanding stock of MathComp B.V. ("MATHCOMP"). The Company changed the name of MathComp to WorldPort Communications Europe, B. V. and commenced its operations in The Netherlands. In connection with this acquisition, the Company issued 150,000 shares of the Company's common stock and will pay $250,000 in cash, payable within 45 days of the closing of the acquisition. The former shareholder of MathComp is eligible to earn an additional 2,350,000 shares of the Company's common stock contingent upon the attainment of certain future revenue and gross margin requirements during the first and second quarters of 1999. In connection with the acquisition, the Company entered into a three-year employment agreement with the former shareholder of MathComp for an annual salary of approximately $90,000.

  In March 1998, the Company successfully negotiated an increase in its lease financing facility with Forsythe increasing the aggregate facility to $13,000,000. In connection with the increase in the lease financing facility, the Company purchased additional switching equipment to be installed in New York and The Netherlands.

  On March 25, 1998, the Company entered into a definitive agreement for the acquisition of the telecommunications assets and operations of ICX, a licensed provider of international telecommunications services headquartered in the San Francisco Bay area in exchange for 400,000 shares of the Company's common stock (of which 200,000 shares will be held pursuant to an escrow agreement for a period of eighteen months following the closing subject to the attainment of certain future revenue requirements and to indemnify the Company for certain representations and warranties). In addition, the Company will enter into two-year employment agreements with three employees of ICX providing for annual salaries of $84,000 and issue options to purchase 120,000 shares of common stock at exercise prices ranging from $7.00 to $10.00 per share with a vesting period of one to two years. The ICX acquisition is currently scheduled to close early in the second quarter of 1998.



                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


  To the Board of Directors
  of WorldPort Communications, Inc.:

  We have audited the accompanying consolidated balance sheets of WorldPort Communications, Inc. and subsidiaries (a Delaware corporation), as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WorldPort Communications, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed more fully in Note 1 to the consolidated financial statements, the Company is an emerging international telecommunications service provider which is attempting to execute a global business plan which requires substantial capital. During 1997, the Company's first year of operations as an international telecommunications services provider, the Company incurred losses of approximately $3.5 million, expects to continue to incur operating losses in the near future, has an accumulated deficit of approximately $3.8 million and a working capital deficit of approximately $4.1 million at December 31, 1997, all of which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters, which include raising additional capital, are also described in Note 1. During the first quarter of 1998, the Company has raised approximately $10.1 million in additional capital from the sale of its Series B Convertible Preferred Stock and was successful in increasing its existing lease financing facility to provide up to $13 million in infrastructure financing. In addition, during the first quarter of 1998, the Company retained the services of a major New York-based investment banker to advise the Company with regard to future financing options. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts, including goodwill, or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



  ARTHUR ANDERSEN LLP

  Houston, Texas
  March 30, 1998




  ITEM 7.  FINANCIAL STATEMENTS

                  WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS


                                                                   ASSETS
                                                                                                                December 31,
                                                                                                      1997                  1996


                 CURRENT ASSETS:
                      Cash                                                                         $      179,271      $ 1,552,829
                      Accounts receivable, net of allowance for doubtful accounts
                            of $14,610 and $0, respectively                                               368,848             -
                      Notes receivable                                                                       -           1,300,000
                      Prepaid expenses  and other current assets                                           67,438           34,135
                                     Total current assets                                                 615,557        2,886,964

                 PROPERTY AND EQUIPMENT, net                                                            5,031,858             -
                 OTHER ASSETS:
                      Goodwill, net                                                                     6,292,411             -
                      Other assets, net                                                                 1,257,451            2,068
                                     TOTAL ASSETS                                                     $13,197,277      $ 2,889,032

                                                    LIABILITIES AND STOCKHOLDERS' EQUITY

                 CURRENT LIABILITIES:
                      Accounts payable                                                                $1,391,519       $    99,742
                      Accrued expenses                                                                 1,292,261              -
                      Short-term note payable                                                            500,000              -
                      Current portion of notes payable   related parties                                 540,000              -
                      Current portion of obligations under capital leases                                936,992              -
                      Other current liabilities                                                           97,527              -

                                     Total current liabilities                                         4,758,299            99,742
                 NOTES PAYABLE   RELATED PARTIES, net of current portion                               1,191,250           420,000

                 LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES, net of current portion                    3,005,894              -
                 OTHER LONG-TERM LIABILITIES                                                              86,584              -

                 COMMITMENTS AND CONTINGENCIES
                 STOCKHOLDERS' EQUITY
                      Undesignated preferred stock, $0.0001 par value, 9,250,000 shares
                         authorized,  no shares issued and outstanding                                      -                 -
                      Series A preferred stock, $0.0001 par value, 750,000 shares authorized, 493,889 and no shares issued and outstanding in
                         1997 and 1996, respectively                                                          49              -
                      Common stock, $0.0001 par value, 65,000,000 shares authorized,
                         16,033,333 and 9,053,667 shares issued and outstanding, in
                         1997 and 1996, respectively                                                       1,603              905
                      Additional paid-in capital                                                       7,953,631        2,664,291
                      Accumulated deficit                                                             (3,800,033)        (295,906)

                                     Total stockholders' equity                                        4,155,250        2,369,290
                                     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 13,197,277      $ 2,889,032


    The accompanying notes are an integral part of these consolidated financial statements.


                  WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                 Year Ended
                                                                                                 December 31,
                                                                                            1997              1996


                       REVENUES                                                       $  2,777,575   $        -


                       COST OF SERVICES                                                  2,605,976            -


                            Gross margin                                                   171,599            -

                       OPERATING EXPENSES:
                            Selling, general and
                               administrative expenses                                   2,723,577          270,591
                            Depreciation and amortization                                   818,939            -


                            Operating loss                                              (3,370,917)        (270,591)

                       OTHER INCOME (EXPENSE):
                            Interest income                                                 65,028           34,399
                            Interest expense                                              (192,722)         (23,706)
                            Other                                                             5,844            -

                                                                                          (121,850)          10,693

                       LOSS BEFORE PROVISION
                            FOR INCOME TAXES                                            (3,492,767)        (259,898)

                       PROVISION FOR INCOME TAXES                                          -                  -


                       NET LOSS                                                       $ (3,492,767)   $    (259,898)

                       NET LOSS PER SHARE,
                          BASIC AND DILUTED                                           $      (0.26)     $     (0.11)

                       SHARES USED IN NET LOSS PER SHARE
                           CALCULATION, BASIC AND DILUTED                               13,244,681        2,358,334


    The accompanying notes are an integral part of these consolidated financial statements.




                  WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                            Additional      Accumulated
                                       Preferred Stock          Common Stock            Paid-in-Capital      Deficit     Total
                                       Shares    Amount       Shares     Amount

     Balance, December 31, 1995         -         $     -         60,000    $      6    $    50,541     $   (36,008)   $    14,539

     Issuance of common stock           -            -         4,000,000         400        109,281      -                 109,681

     Issuance of common stock
       in connection with exercise
       of stock options                 -           -            160,000          16          4,384      -                   4,400

     Issuance of common stock
       for services                     -            -           650,000          65         32,435      -                  32,500

     Issuance of common stock in
       connection with conversion of
       promissory note payable          -            -         1,000,000         100         79,900      -                  80,000

     Issuance of common stock           -           -          3,183,667        318       2,387,750      -               2,388,068

     Net loss                                -          -             -           -           -            (259,898)      (259,898)

     Balance, December 31, 1996         -           -           9,053,667        905      2,664,291        (295,906)     2,369,290

     Issuance of common stock,
       net of offering costs            -           -            149,666          15         10,167      -                  10,182

     Issuance of common stock in
       connection with conversion of
       promissory note payable           -          -          1,680,000         168        419,832      -                 420,000

     Issuance of common stock in
       connection with acquisitions     -           -          5,150,000         515      3,861,985      -               3,862,500

     Issuance of Series A preferred
       stock, net of offering costs     493,889          49    -             -              997,356      -                 997,405

     Dividends on Series A
       preferred stock                  -           -          -             -            -                (11,360)        (11,360)

     Net loss                           -           -          -             -            -             (3,492,767)     (3,492,767)

     Balance, December 31, 1997          493,889    $    49    16,033,333   $  1,603    $ 7,953,631     $(3,800,033)   $ 4,155,250



    The accompanying notes are an integral part of these consolidated financial statements.


                  WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                           Year Ended
                                                                                                          December 31,
                                                                                                      1997             1996

            CASH FLOWS FROM OPERATING ACTIVITIES:
            Net loss                                                                               $  (3,492,767)   $    (259,898)
            Adjustments to reconcile net loss to net cash
                 used by operating activities -
                      Depreciation and amortization                                                      818,939         -
                      Decrease in accounts receivable                                                    185,325         -
                      Increase in prepaid expenses and other assets                                     (624,106)         (34,135)
                      Increase in accounts payable and accrued
                           expenses and other liabilities
                                                                                                         207,917           97,674
                                Net cash used by operating activities                                 (2,904,692)        (196,359)

            CASH FLOWS FROM INVESTING ACTIVITIES:
                      Cash paid in connection with acquisitions                                       (1,229,941)       -
                      Change in notes receivable                                                       1,300,000       (1,300,000)
                      Capital expenditures                                                              (770,774)       -

                                Net cash used by investing activities                                   (700,715)      (1,300,000)

            CASH FLOWS FROM FINANCING ACTIVITIES:
                      Principal payments on short-term debt                                             (262,278)       -
                      Payments on obligations under capital leases                                       (69,710)       -
                      Proceeds from issuance of notes payable   related parties                        1,556,250          500,000
                      Proceeds from issuance of preferred stock, net of offering expenses                997,405        -
                      Proceeds from issuance of common stock, net of offering expenses
                                                                                                          10,182        2,534,649
                                Net cash provided by financing activities                              2,231,849        3,034,649

            NET (DECREASE) INCREASE IN CASH                                                           (1,373,558)       1,538,290

            CASH, beginning of the period                                                               1,552,829          14,539

            CASH, end of the period                                                                $     179,271     $  1,552,829
            CASH PAID DURING THE PERIOD FOR INTEREST                                               $      73,006   $         -

            CASH PAID DURING THE PERIOD FOR TAXES                                                 $        -       $         -


            SUPPLEMENTAL SCHEDULE OF NON-CASH
            INVESTING AND FINANCING ACTIVITIES:
                      Conversion of note payable for 1,680,000 shares of common stock               $    420,000   $         -

                      Conversion of note payable for 1,000,000 shares of common stock             $      -          $       80,000

                      Acquisition of property and equipment under capital lease                    $   3,558,604   $        -

    The accompanying notes are an integral part of these consolidated financial statements.


                  WORLDPORT COMMUNICATIONS INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENT

  (1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Organization

       WorldPort Communications, Inc. and subsidiaries (the "COMPANY") is a global, facilities-based telecommunications services provider offering a full range of voice and value-added services to carriers and corporate customers worldwide. The Company is focusing on expanding its network infrastructure in the United States and in major markets in Europe, Asia-Pacific and Latin America.

       Prior to the closing of the acquisitions of Telenational Communications Limited Partnership ("TNC") and The Wallace Wade Company ("WWC") in 1997 (see Note 2), the Company was a development stage enterprise and devoted substantially all of its efforts to identifying and acquiring businesses, developing a public market for its stock and raising capital. With the closing of the acquisitions of TNC and WWC, the Company is no longer a development stage enterprise and, accordingly, the financial statement presentation and disclosures required for development stage enterprises have been omitted.

       Financial Condition

       The Company is subject to various risks in connection with the operation of its business including, among other things, (i) changes in external competitive market factors, (ii) termination of certain operating agreements or inability to enter into additional operating agreements,
       (iii) inability to satisfy anticipated working capital or other cash requirements, (iv) changes in or developments under domestic or foreign laws, regulations, licensing requirements or telecommunications standards, (v) changes in the availability of transmission facilities,
       (vi) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market, (vii) various competitive factors that may prevent the Company from competing successfully in the marketplace, (viii) the Company's lack of liquidity and its ability to raise additional capital, (ix) loss of services of key executive officers and (x) loss of a customer which provides significant revenues to the Company. During 1997, the Company's first year of operations as an international telecommunications services provider, the Company incurred losses of approximately $3.5 million and expects to continue to incur operating losses in the near future and has an accumulated deficit of approximately $3.8 million as of December 31, 1997 as well as a working capital deficit of approximately $4.1 million. Funding of the Company's working capital deficit, current and future operating losses and expansion of the Company will require substantial continuing capital investment. As a result of the aforementioned factors and related uncertainties, there is substantial doubt about the Company's ability to continue as going concern. The Company's strategy is to fund these cash requirements through debt facilities or additional equity financing. Although the Company has been able to arrange debt facilities or equity financing to date, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to the Company. Failure to obtain sufficient capital could materially affect the Company's acquisition and operating strategies. The Company expects that future financings will include debt and/or equity placements; however, no assurance can be given that the Company will be able to obtain additional financing on reasonable terms, if at all. During the first quarter of 1998, the Company has raised approximately $10.1 million in connection with the sale of its Series B Convertible Preferred Stock (see Note 10) and was successful in increasing its existing lease financing facility to provide up to $13,000,000 in infrastructure financing. The Company has also converted approximately $1.2 million in notes payable to related parties into its Series B Convertible Preferred Stock (see Note 5). In addition, during the first quarter of 1998, the Company retained the services of a major New York-based investment banker to assist the Company in raising additional capital through debt and/or equity offerings. The Company has currently made none of its scheduled payments on its debt obligation to Value
       Partners, Ltd. (see Note 5).

       Consolidation

       The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

       Use of Estimates

       The Company's financial statements are prepared in accordance with generally accepted accounting principles ("GAAP"). Financial statements prepared in accordance with GAAP require the use of management estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Additionally, management estimates affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Goodwill

       Goodwill represents the total consideration the Company paid to acquire TNC and WWC in excess of the fair market value of the net tangible and identifiable assets acquired. Goodwill is being amortized on a straight-line basis over 10 years, which represents management's estimation of the related benefit to be derived from the acquired businesses. The Company periodically evaluates whether events and circumstances after the acquisition date indicate that the remaining balance of goodwill may not be recoverable. If factors indicate that goodwill should be evaluated for possible impairment, the Company would compare estimated undiscounted future cash flow from the related operations to the carrying amount of goodwill. If the carrying amount of goodwill were greater than undiscounted future cash flow, an impairment loss would be recognized. Any impairment loss would be computed as the excess of the carrying amount of goodwill over the estimated fair value of the goodwill (calculated based on discounting estimated future cash flows). Accumulated amortization of goodwill was $344,955 and $0 as of December 31, 1997 and 1996, respectively.

       Realization of Long-Lived Assets

       The Company reviews the realization of its long-lived assets pursuant to Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets be probable of future recovery in their respective carrying amounts as of each balance sheet date. Management believes its long-lived assets are realizable and that no impairment allowance is necessary pursuant to the provisions of SFAS No. 121.

       Revenue Recognition

       The Company records revenues from its telecommunications services when customer calls are completed, based on minutes (or fractions thereof) of customer usage. Payments received in advance for prepaid services are recorded as deferred revenues until such related services are provided.

       Concentration of Credit Risk

       The Company is subject to significant concentrations of credit risk, which consist primarily of trade accounts receivable. The Company sells a significant portion of its services to other carriers and resellers and, consequently, maintains significant receivable balances with certain customers. If the financial condition and operations of these customers deteriorate below critical levels, the Company's operating results could be adversely affected. For the year ended December 31, 1997, three customers accounted for approximately 33%, 32% and 26%, respectively, of total Company revenues. All revenues are from unaffiliated customers.

       Accounting for Stock-Based Compensation

       In 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation. SFAS No. 123 allows the Company to adopt either of two methods for accounting for stock options. The Company has elected to account for its stock-based compensation plans under Accounting Principles Board, Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB NO. 25"). In accordance with SFAS No. 123, certain pro forma disclosures are provided in Note 7.

       New Accounting Pronouncements

       In March 1997, the FASB issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 replaces Accounting Principles Board Opinion 15, "Earnings Per Share", and simplifies the computation of earnings (loss) per share ("EPS") by replacing the presentation of primary EPS with basic EPS, which is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. SFAS No. 128 also requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures, and a reconciliation of the numerator and denominator used in the basic EPS computation to the diluted EPS computation's numerator and denominator. The Company adopted SFAS No. 128 in 1997 and all prior years presented in the accompanying consolidated financial statements have been restated in accordance with SFAS No. 128.

       In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires the presentation of comprehensive income in an entity's financial statements. Comprehensive income represents all changes in equity of an entity during the reporting period, including net income and charges directly to equity which are excluded from net income (such as additional minimum pension liability changes, currency translation adjustments, unrealized gains and losses on available for sale securities, etc.). The Company will adopt SFAS No. 130 during the year ended December 31, 1998 and has not yet determined what additional disclosures may be required in connection with adopting SFAS No. 130.

       In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires the reporting of profit and loss, specific revenue and expense items and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit or loss, total segment assets and other amounts disclosed for segments to the corresponding amounts in the general purpose financial statements. The Company will adopt SFAS No. 131 during the year ended December 31, 1998 and has not yet determined what additional disclosures may be required in connection with adopting SFAS No. 131.

       Year 2000 Issue

       The Year 2000 issue exists because many computer systems and applications currently use two-digit fields to designate a year. As the century date change occurs, date-sensitive systems will recognize the year 2000 as 1900 or not at all. The inability to recognize or properly treat the Year 2000 may cause systems to process critical financial and operational information incorrectly. The Company's management has assessed the impact of the Year 2000 issue on the Company's computer hardware and software systems. Based on this assessment, management currently believes that the costs of resolving the Year 2000 issues will not be material to the Company's results of operations or financial condition.

       Certain Reclassifications

       Certain reclassifications have been made to amounts previously reported to conform to current period presentation.

  (2)  ACQUISITIONS

       TNC Acquisition

       On June 20, 1997, the Company completed the acquisition of substantially all of the telecommunications assets and operations of TNC (the "TNC ACQUISITION") in exchange for (i) 3,750,000 shares of the Company's common stock (of which 1,250,000 shares are being held pursuant to an escrow agreement for a period of 18 months following the closing subject to certain purchase price adjustments described below) and (ii) the assumption by the Company of certain working capital obligations and indebtedness of TNC up to a maximum of $4.6 million. The purchased assets include telecommunications switches and other network equipment, customer and vendor contracts, an FCC section 214 common carrier license, an operator services center and other assets sufficient to continue the ongoing business of TNC. The FCC section 214 common carrier license gives the Company the authority to resell both international switched and private line services of authorized carriers. The final purchase price is subject to adjustment if (i) liabilities in excess of $4.6 million are assumed, (ii) the Company is required to invoke certain indemnifications by TNC, (iii) there are certain expense overruns or (iv) there are certain rejected contracts.

       The results of operations of TNC are included in the consolidated financial statements of the Company from the date of acquisition, June 20, 1997.

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

       The fair value of assets acquired and liabilities assumed in connection with the TNC Acquisition is summarized as follows:

                                   Current assets                                             $  540,000
                                   Property and equipment                                      1,121,000
                                   Other long-term assets                                        189,000
                                   Goodwill                                                    5,850,000

                                   Assets acquired, net of cash                                7,700,000

                                   Less:   Assumed liabilities and transaction costs           4,887,000
                                              Common stock issued                              2,813,000

                                   Cash paid                                                $       -
                                                                                                   __

       Prior to the TNC Acquisition, the Company advanced $1,178,000 to TNC for working capital purposes. This amount was included as part of the $4.6 million of liabilities assumed in connection with the transaction.

       WWC Acquisition

       On July 3, 1997, the Company acquired WWC (the "WWC ACQUISITION"). WWC was a telecommunications marketing consulting firm that produced and implemented marketing strategies for clients ranging from small companies to large corporate clients. The results of operations of WWC are included in the consolidated financial statements of the Company from the date of acquisition, July 3, 1997. The Company's former President and Chief Executive Officer was the sole shareholder of WWC and sold WWC to the Company in exchange for: (i) 1,400,000 shares of the Company's common stock, of which 200,000 shares are being held pursuant to an escrow agreement subject to certain purchase price adjustments,
       (ii) $75,000 cash of which $52,500 has been paid as of December 31, 1997 and (iii) a promissory note in the amount of $175,000 payable as follows: one payment of $50,000 payable on October 1, 1997, and two payments of $62,500 payable on February 1, 1998 and July 1, 1998. The Company is currently negotiating with its former President and Chief Executive Officer to restructure the remaining portion of the cash due at closing as well as the payments on the promissory note which were due on October 1, 1997 and February 1, 1998.

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

       The fair value of assets acquired and liabilities assumed in connection with the WWC Acquisition is summarized as follows:



                                   Property and equipment                                    $    3,000
                                   Goodwill and other intangible assets                       1,313,000

                                   Assets acquired, net of cash                               1,316,000

                                   Less:   Promissory note                                      175,000
                                               Deferred cash payment                             23,000
                                               Assumed liabilities and transaction costs         15,000
                                               Common stock issued                            1,050,000

                                   Cash paid                                                  $  53,000


       The pro forma unaudited consolidated results of operations of the Company, as though the TNC Acquisition and the WWC Acquisition took place on January 1, 1996, are as follows:

                                                                                                      December 31,
                                                                                               1997               1996


                                   Revenues                                             $    6,335,000       $12,548,000

                                   Net loss                                              $  (5,761,000)     $ (2,629,000)

                                   Diluted net loss per share                            $       (0.37)     $      (0.35)


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

  (3)  NOTES RECEIVABLE

       The Company had notes receivable at December 31, 1997 and 1996 consisting of the following:

                                                                                             December 31,

                                                                                     1997              1996


                                  Com Tech International Corporation,
                                     interest at 12%, collected in full in      $      -           $  500,000
                                  1997
                                  Global Star International, Inc.,
                                     interest at 10%, collected in full in             -              800,000
                                  1997
                                                                                $      -           $1,300,000


  (4)  PROPERTY AND EQUIPMENT

       Property and equipment are carried at cost. Expenditures for additions, improvements and renewals, which add significant value to the asset or extend the life of the asset, are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. The Company provides for depreciation of property and equipment using the straight-line method based on the estimated useful lives of the assets ranging from three to seven years.

       Following is a summary of property and equipment at December 31, 1997:


                     Switching equipment                                        $  4,841,305
                     Leasehold improvements                                          318,071
                     Office and computer equipment                                   159,320
                     Vehicles                                                          8,500
                     Furniture and Fixtures                                          126,146
                               Total property and equipment                        5,453,342
                     Less: accumulated depreciation and amortization                (421,484)
                               Property and equipment, net                      $  5,031,858

       Depreciation expense charged to operations was $421,484 and $0 for the years ended December 31, 1997 and 1996, respectively.

  (5)  DEBT AND CAPITAL LEASE OBLIGATIONS

       Notes Payable

       The December 31, 1997 short-term note payable was assumed in connection with the TNC Acquisition. The note is payable in installments of $100,000 per month plus accrued interest at a rate of 14% per annum. The note is secured by all of the assets acquired by the Company in connection with the TNC Acquisition. As of December 31, 1997, the Company has made none of the scheduled payments on this note. As of March 30, 1998, the note holder has not demanded payment.

       On July 1, 1996, Maroon Bells Capital Partners, Inc. ("MBCP") loaned the Company $500,000 pursuant to a promissory note, collateralized by a promissory note between the Company and Com Tech (see Note 3). In October 1996, MBCP assigned $80,000 principal amount of the note to certain non-affiliated entities, which in turn was converted into shares of the Company's common stock resulting in the issuance of 1,000,000 shares of common stock. In March 1997, MBCP exchanged the $420,000 outstanding principal for 1,680,000 shares of the Company's common stock.

       Notes Payable   Related Parties

       Notes payable   related parties at December 31, 1997 consists of the
       following:

                                   Bridge Notes                                            $  1,556,250
                                   Note payable to officer (see Note 2)                         175,000
                                                                                           $  1,731,250

       In September 1997, the Company entered into an arrangement with MBCP (see Note 8) whereby MBCP would arrange for the Company to borrow from MBCP and certain of its affiliated entities under certain promissory notes (the "BRIDGE NOTES"). The Bridge Notes bear interest at 10% per annum. As of March 6, 1998, $1,191,250 of the Bridge Notes and accrued interest were converted into 230,627 shares of the Company's Series B Convertible Preferred Stock. The remaining Bridge Notes were repaid in cash in March 1998. (see Note 10)

       Capital Leases

       In connection with the TNC Acquisition, the Company assumed capital lease obligations relating to a switch and related network equipment located in Omaha, Nebraska. The leases expire in March 2000 and July 2000, respectively, and call for monthly payments in the amount of $14,097 and $2,129, respectively. Additionally, on October 31, 1997, the Company entered into a lease agreement to purchase certain network and switching equipment to be installed in various cities in the United States and Europe. The lease calls for monthly payments in the amount of $121,701 for a period of 36 months commencing on March 1, 1998. This lease is accounted for as a capital lease and is capitalized using the appropriate interest rate at the inception of the lease. Future minimum annual lease payments applicable to assets held under capital lease obligations for years subsequent to December 31, 1997 are as follows:

            Year Ending
             December 31,

            1998                                   $ 1,411,721
            1999                                     1,655,123
            2000                                     1,517,606
            2001 and thereafter                        243,402
            Total minimum lease obligations          4,827,852
            Less interest                             (884,966)
            Present value of future minimum
              lease obligations                     $3,942,886


       Assets held under the capital leases aggregated $3,999,341 at December 31, 1997. The related accumulated depreciation was $254,401.

  (6)  COMMITMENTS AND CONTINGENCIES

       Service Agreements

       The Company is obligated under various service agreements with long distance carriers to pay minimum usage charges of approximately $13,088,000, $31,867,000, $20,069,000 and $1,400,000 for the twelve months ending December 31, 1998, 1999, 2000 and 2001, respectively. The Company anticipates exceeding the minimum usage volume with these vendors. The Company's obligations under the service agreements commence upon connectivity to the various vendors. The Company has not yet incurred obligations under such contracts. Management believes connectivity to the vendors will be completed during the second quarter of 1998.

       Operating Leases

       The Company and its subsidiaries lease their office facilities under various noncancelable operating lease agreements. Future minimum commitments under the leases as of December 31, 1997 are as follows:

                             Year Ending
                              December 31,
                             1998                              $ 175,000
                             1999                                183,000
                             2000                                127,000
                             2001 and thereafter                  54,000
                             Minimum future lease payments     $ 539,000



       Total rental expense for operating leases for the years ended December 31, 1997 and 1996 was $90,474 and $0, respectively.

       Employment Agreements

       During 1997, the Company has entered into employment agreements with various officers providing for employment terms of one to three years for salaries of $82,000 to $156,000 with additional provisions for discretionary bonuses based upon performance. Additionally, the Company has granted options to purchase 320,000 shares of common stock to these officers at exercise prices ranging from $0.75 to $2.00 per share. Such options vest over a two-year period.

       Consulting Agreement

       In connection with the TNC Acquisition, the Company executed an eighteen-month consulting agreement with the CEO of the General Partner
       of TNC who is also a director of the Company.   The agreement provides
       for monthly compensation in the amount of $7,000 plus reasonable expense reimbursement and incentive compensation for completed acquisitions and business opportunities to be determined on a case-by-case basis. As of December 31, 1997, the Company has paid $28,000 under this agreement.

       Legal

       From time to time, the Company is involved in various lawsuits or claims arising from the normal course of business. In the opinion of management, none of these lawsuits or claims will have a material adverse effect on the consolidated financial statements or results of operations of the Company.

  (7)  STOCKHOLDERS' EQUITY

       Series A Preferred Stock

       The Company has designated 750,000 shares of its preferred stock to be Series A Preferred Stock. The Series A Preferred Stock is cumulative and bears dividends at the rate of 8% per annum, payable in cash or shares of the Company's common stock at the option of the Company. The Series A Preferred Stock is convertible at any time, at the option of the holder, and is convertible at the option of the Company upon the occurrence of certain events, into an equal number of shares of the Company's common stock and such holders have the same voting rights as those of the common stock. In November 1997, the Company issued 493,889 shares of Series A Preferred Stock for total gross proceeds of $1,111,250, and paid offering costs of $113,845. Accrued dividends at December 31, 1997 were $11,360.

       Common Stock

       On June 26, 1996, MBCP, its principals and certain non-affiliated investors entered into a stock purchase agreement to purchase newly-issued shares of the Company's common stock representing approximately 98.5% of the outstanding shares of the Company as of the date of the agreement for $110,000 in cash. Prior to the stock purchase agreement, the Company had no operations and little or no assets or liabilities. Effective upon this change of control, the Company adopted a business strategy to enter the international telecommunications services industry.

       On March 13, 1997, the Company closed a private placement offering (the "OFFERING") of 3,333,333 shares of common stock at $0.75 per share pursuant to which the Company received gross proceeds of $2,500,000, of which $2,387,750 was received in 1996. The Company incurred $102,068 in offering costs in connection with the Offering. In connection with the Offering, the Company paid an affiliated organization $100,000 for services rendered in connection with the Offering pursuant to an advisory agreement between the affiliate and the Company.

       Long-term Incentive Plan

       The Company adopted an incentive stock option plan for employees and consultants in September 1996. The Company has reserved 2,000,000 shares of common stock for issuance pursuant to the plan. As of December 31, 1997, there were 410,000 outstanding options under the plan at exercise prices ranging from $0.08 to $2.00 per share which vest over a period ranging from one to three years. In the first quarter of 1998, the Company authorized an additional 20,000 stock options for an employee with an exercise price of $3.50 per share and granted 1,200,000 shares of restricted stock to certain officers (See Note 10).

       Other Stock Options

       Additionally, the Company has issued stock options to certain employees, consultants and directors pursuant to grants by the Board of Directors. As of December 31, 1997, there were 515,000 outstanding options resulting from grants by the Board of Directors with exercise prices ranging from $0.08 to $2.25 per share. In March 1998, the Company issued an additional 1,400,000 stock options to certain employees at exercise prices ranging from $1.00 to $4.50 per share. At the time of grant, the options will be recorded in accordance with APB No. 25 (see
       Note 10).

       Stock Options

       A summary of the status of the Company's stock option plan and other options at December 31, 1997 and 1996 and changes during the years then ended is presented in the table and narrative below:

                                                                                      1997                              1996
                                                                                    Weighted                          Weighted
                                                                                     Average                           Average
                                                                       Shares        Exercise Price     Shares      Exercise Price
                           Outstanding at beginning of year            75,000           $ 0.08         -               $   -

                                Granted                             1,100,000             1.74           75,000             0.08

                                Exercised                            -                   -             -                   -

                                Forfeited                            (250,000)            1.25         -                   -
                                Expired                                -                 -               -                 -

                           Outstanding at end of year                 925,000             1.27           75,000             0.08
                           Exercisable at end of year                 505,000             0.95           75,000             0.08

                           Weighted average fair value
                                of options granted                     $ 0.65                             $0.72


       The options outstanding at December 31, 1997 have exercise prices between $0.08 and $2.25, with a weighted average remaining contractual life of 9.3 years.

       Had compensation cost for stock options been determined under SFAS No. 123, the Company's net loss and net loss per share would have been the following pro forma amounts:

                                                                                                Year ended December 31,
                                                                                                1997                 1996
                                  Net loss
                                       As reported                                         $(3,492,767)          $(259,898)
                                       Pro forma                                            (3,730,727)           (313,523)
                                  Net loss per share
                                       As reported                                               (0.26)              (0.11)
                                       Pro forma                                                 (0.28)              (0.13)


       Under SFAS No. 123, the fair value of each option grant was estimated on
       the date of grant using the Black-Scholes option pricing model.   The
       following weighted average assumptions were used for grants in 1997 and 1996, respectively: risk-free interest rates of 6.8% and 6.7%; dividend rates of $0 and $0; expected lives of 10 and 10 years; expected volatility of 58.1% since the Company's stock began trading in June 1997.

       The Black-Scholes option pricing model and other existing models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of and are highly sensitive to subjective assumptions including the expected stock price volatility. The Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.


  (8)  RELATED PARTY TRANSACTIONS

       Advisory Agreements

       On October 31, 1996, the Company entered into an advisory agreement with an affiliate of MBCP. MBCP is a shareholder of the Company and certain members of the Company's Board of Directors are principals or employees of MBCP. The agreement provided among other things, that the affiliate would assist the Company in the identification of potential merger or acquisition candidates, and assist in the development and implementation of a corporate financial strategy for which the Company would pay an advisory fee of up to $360,000 for services provided, when and if such services are completed in a manner satisfactory to the Company, payable no later than June 30, 1997. On January 14, 1997, the Company paid the affiliate $150,000 for actual services rendered. No other amounts are owed under the advisory agreement at December 31, 1997.

       On March 7, 1997, the Company and MBCP entered into a twelve (12) month agreement (the "ADVISORY AGREEMENT") wherein MBCP agreed to provide certain services to the Company in exchange for (i) a monthly retainer of $10,000 and (ii) certain success fees payable when and if MBCP successfully assists the Company in certain transactions including, but not limited to, mergers and acquisitions. The fee includes a base plus an additional amount based on a percentage of the value of the transaction. As part of the Advisory Agreement, the Company agreed to reimburse MBCP for certain travel and out-of-pocket expenses incurred by
       MBCP on behalf of the Company.   In connection with the TNC Acquisition,
       MBCP earned a fee of $150,000. On November 17, 1997, MBCP converted the unpaid balance of its fee related to the TNC Acquisition, totaling $135,000, into a Bridge Note (see Note 5).

       On February 4, 1998, the Company amended the Advisory Agreement with MBCP to ensure the continuity of services during its expansion phase by renewing the Advisory Agreement for an additional twenty-four months with an expiration of March 7, 2000. Under terms of the amendment, the Company agreed to grant MBCP five-year options to purchase 250,000 shares of the Company's common stock at an exercise price of $2.00 per
       share.   At the time of grant, the options will be valued in accordance with SFAS No. 123.

       As of December 31, 1997, there was approximately $182,000 of accrued advisory fees and related expenses payable to MBCP under the Advisory Agreement.

       Consulting Agreements

       In July 1996, the Company entered into consulting agreements with certain principals and employees of MBCP. Pursuant to the consulting agreements, a total of 650,000 shares of common stock were earned by the consultants for services rendered to the Company. The 650,000 shares were valued at $0.05 per share, which the Company deemed to be the fair market value of the shares at the time of issuance.

       Employment Agreements

       During 1997 and 1996, two employees of MBCP each were paid $1,250 per month for providing employment services to the Company. These employment agreements expired in 1997. Additionally, each was granted options to purchase 25,000 shares of the Company's common stock during 1996 at an exercise price of $0.08 per share, which approximated fair market value at the date of grant.

       Series B Convertible Preferred Stock Purchase

       In March 1998, Anderlit, Ltd., a privately-owned investment fund ("ANDERLIT"), purchased 746,269 shares of the Company's Series B Convertible Preferred Stock for an aggregate purchase price of $4,000,000. Anderlit is an investment fund investing in a portfolio of emerging telecommunications companies. MBCP is the majority investor in Anderlit, votes all of its shares and manages the fund's investment portfolio. From time to time, MBCP has advised other shareholders with regards to investments in the Company.

       Office Lease

       In connection with the TNC Acquisition, the Company leases its facilities in Omaha, Nebraska from a partnership, in which one of the Company's directors is a partner. The four-year lease agreement, commencing July 1, 1997, provides for monthly payments in the amount of $8,992.

  (9)  TAXES

       The Company has had losses since inception and, therefore, has not been subject to federal income taxes. As of December 31, 1997, the Company has net operating loss (NOL) carryforwards for income tax purposes, subject to the limitations described below, expiring as follows:

                                        Year Expires -
                                        2005                         $         1,551
                                        2006                                   4,398
                                        2007                                   4,670
                                        2008                                   5,281
                                        2009                                   5,644
                                        2010                                   7,432
                                        2011                                   7,032
                                        2012                                 259,898
                                        2013                               3,398,819
                                        Total                           $  3,694,725


       The Tax Reform Act of 1986 provided for a limitation on the use of NOL carryforwards following certain ownership changes that could limit the Company's ability to utilize the NOLs. Accordingly, the Company's ability to utilize the above NOL carryforwards to reduce future taxable income and tax liabilities may be limited. Additionally, because U.S. tax laws limit the time during which NOL carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOL carryforwards for federal income tax purposes.

       The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." As the Company has incurred losses since inception, and there is no certainty of future profitability, a deferred tax asset has been recorded and reserved in full in the accompanying consolidated financial statements for the Company's NOL carryforward.

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows:

                                                                                                  December 31,
                                                                                          1997               1996

                                     Deferred tax assets and (liabilities) -
                                       Net operating loss carryforwards               $ 1,293,154         $  103,657
                                       Property & equipment and intangible assets         (51,261)         -
                                       Accounts receivable                                  4,962          -
                                       Accruals/expenses not currently                                     -
                                          deductible                                       44,625          -
                                               Total deferred tax assets                1,291,480            103,657
                                       Less: Valuation allowance                       (1,291,480)          (103,657)
                                               Net deferred tax asset                $     -            $        -



  (10) SUBSEQUENT EVENTS

       Equipment Leases

       In February 1998, the Company entered into two lease agreements through which the Company has placed orders for switching and network equipment to be installed in New York and The Netherlands. The leases call for aggregate monthly payments of $93,330 for a period of 48 months commencing upon installation of the equipment.

       In March 1998, the Company successfully negotiated an increase in its lease financing facility from $10,000,000 to $13,000,000. In connection with the increase in the lease financing facility, the Company purchased additional switching equipment to be installed in New York and The Netherlands.

       Series B Preferred Stock Offering

       During the first quarter of 1998, the Company initiated a private placement offering of its par value $0.0001 Series B Convertible Preferred Stock (the "SERIES B PREFERRED STOCK OFFERING") at $5.36 per share. The Series B Convertible Preferred Stock is convertible into shares of the Company's common stock at any time at the option of the holder at a rate of 4 shares of common stock for each share of preferred stock. Holders of Series B Convertible Preferred Stock have voting rights equal to 40 votes per share on all matters submitted to a vote of the stockholders of the Company. As of March 30, 1998, the Company has received approximately $10.1 million in proceeds from the sale of the Series B Convertible Preferred Stock and has converted approximately $1.2 million of Bridge Notes and accrued interest into the Series B Convertible Preferred Stock in exchange for 2,112,106 shares of the Company's Series B Convertible Preferred Stock.

       Employment Agreements

       During the first quarter of 1998, the Company entered into employment agreements with seven executives of the Company providing for annual salaries ranging from $125,000 to $300,000 with additional provisions for discretionary bonuses based upon performance. In connection with these agreements, the Company issued options to purchase 1,400,000 shares of common stock to these executives at exercise prices ranging from $1.00 to $4.50 per share. Such options vest over a two to three year period. At the time of grant, these options will be recorded in accordance with APB No. 25. Additionally, the Company granted three executives a total of 1,200,000 shares of common stock which will result in a compensation charge of approximately $1.6 million in the first quarter of 1998 based on the fair value of the 1,200,000 shares of stock granted.

       Acquisitions

       In February 1998, the Company commenced operations in The Netherlands through the acquisition of all of the outstanding stock of MathComp B.V. ("MATHCOMP"). The Company changed the name of MathComp to WorldPort Communications Europe, B.V. ("WORLDPORT EUROPE"). In connection with this acquisition, the Company issued 150,000 shares of the Company's common stock and will pay $250,000 in cash, payable within 45 days of the closing of the acquisition. The former shareholder of MathComp is eligible to earn an additional 2,350,000 shares of the Company's common stock contingent upon the attainment of certain future revenue and gross margin requirements during the first and second quarters of 1999. In connection with the acquisition, the Company entered into a three-year employment agreement with the former shareholder of MathComp for an annual salary of approximately $90,000.

       On March 25, 1998, the Company entered into a definitive agreement for the acquisition of the telecommunications assets and operations of InterContinental Exchange, Inc. ("ICX"), a licensed provider of international telecommunications services headquartered in the San Francisco Bay area, in exchange for 400,000 shares of the Company's common stock (of which 200,000 shares will be held pursuant to an escrow agreement for a period of eighteen months following the closing subject to the attainment of certain future revenue requirements and to indemnify the Company for certain representations and warranties). In addition, the Company will enter into two-year employment agreements with three employees of ICX providing for annual salaries of $84,000 and issue options to purchase 120,000 shares of common stock at exercise prices ranging from $7.00 to $10.00 per share with a vesting period of one to two years. The ICX acquisition is currently scheduled to close early in the second quarter of 1998.


  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Upon recommendation of the Audit Committee of the Board of Directors of the Company and upon approval of such recommendation by the Board of Directors, the Company replaced Schumacher & Associates, Inc. ("SCHUMACHER") as its independent public accounting firm on June 30, 1997. Effective July 1, 1997, the Company engaged Arthur Andersen LLP as its independent public accountants. The prior accountant's report of Schumacher on the financial statements of the Company for the years ended December 31, 1996 and 1995, respectively, and for the period from January 6, 1989 (date of inception) to December 31, 1996 was not qualified or modified in any manner and contained no disclaimer of opinion or adverse opinion.

  No disagreements exist between the Company and Schumacher on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure related to the financial statements of the Company for the years ended December 31, 1996 and 1995, respectively, and for the period from January 6, 1989 (date of inception) to December 31, 1996 or for the interim period beginning January 1, 1997 through June 30, 1997, the date of replacement.


                                     PART III

  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

  The executive officers and directors of the Company are as follows:


                               Name                Age                  Position                            Tenure

                         Paul A. Moore               42     Chairman of the Board of Directors   January 1, 1998 to Present
                                                                and Chief Executive Officer

                         Daniel M. Wickersham        51               President and              March 2, 1998 to Present
                                                                  Chief Operating Officer

                         Phillip S. Magiera          43          Chief Financial Officer,        February 10, 1997 to Present
                                                                  Secretary and Director

                         John W. Dalton              50      President   Diversified Services    April 8, 1997 to Present
                                                                       and Director

                         Daniel G. Lazarek           32               Vice President             March 23, 1998 to Present
                                                                Global Sales and Marketing

                         Jim B. Hendrickson          45              Vice President of           March 9, 1998 to Present
                                                              Technology & Strategic Planning

                         Donald C. Wright            36          Vice President of Finance       March 9, 1998 to Present

                         Edmund H. Blankenau         66                  Director                October 2, 1997 to Present

                         Peter A. Howley             58                  Director                June 11, 1997 to Present

                         Edward P. Mooney            38                  Director                September 30, 1996 to Present

  Paul A. Moore - From 1993 to the present, Mr. Moore has been a Principal of MBCP, an international merchant banking firm specializing in providing corporate finance and advisory services to emerging companies in the telecommunications industry. Mr. Moore has over 15 years experience in mergers, acquisitions and investments in the telecommunications industry. For eight years prior to co-founding MBCP, Mr. Moore was President of Anderson Pacific, a private firm specializing in telecommunications industry investments. Prior to that, Mr. Moore served as Director of Franchising and Vice President of New Business Development for Centel.

  Daniel M. Wickersham - From 1996 until joining the Company, Mr. Wickersham served as Director of Enterprise Solutions for EQUANT Network Services, Inc. where he was responsible for development of EQUANT's strategic relationships and outsourcing of private global networks. Prior to EQUANT, Mr. Wickersham served for one year on a special tour-of-duty in the U.S. Army where he managed the engineering and development of distance learning and battle simulation technology. From 1993 to 1995, as an executive at AT&T, Mr. Wickersham was a member of the Account Strategy and Planning Team, responsible for major corporate customers such as Citicorp. Prior to his service at AT&T, Mr. Wickersham served from 1987 to 1993 as a Senior National Accounts Manager and Area Business Development Manager for Sprint.

  Phillip S. Magiera - Mr. Magiera has been a Principal of MBCP since 1995. From 1990 until 1995, Mr. Magiera was the founder and President of Applied Telecommunications Technologies, Inc. ("ATTI"). For ATTI, he managed funds totaling $111 million of debt and equity which were invested in over 35 emerging telecommunications services providers and manufacturers involved in technologies such as cellular service, competitive access and Internet access. Prior to founding ATTI, Mr. Magiera served as Vice President of Fidelity Ventures, Inc., a wholly-owned subsidiary of Fidelity Investments, where he managed investments in telecommunications and financial service companies. On January 1, 1998, Mr. Magiera joined the Company as its Chief Financial Officer. Mr. Magiera has also served as a member of the Board of Directors of the Company since February 10, 1997.

  John W. Dalton - Mr. Dalton joined the Company as its President and Chief Executive Officer on April 8, 1997. Concurrent with the recent executive
  management changes, Mr. Dalton was appointed President   Diversified
  Services. From 1990 until joining the Company, Mr. Dalton served as President of the Wallace Wade Company, a telecommunications marketing consulting firm which produced and implemented marketing strategies for clients ranging from small companies to large corporate clients. As President of WWC, Mr. Dalton consulted on telecommunications network solutions involving virtual private networks, international telecommunications services and data transmission. Mr. Dalton is the former chief executive officer and a former director of Global Star International, Inc.

  Daniel G. Lazarek - From 1994 to 1998, Mr. Lazarek served as Vice President, Sales and Service for Citizens Communications, where he was responsible for a staff of over 2,000 people and $450 million in annual revenue. Mr. Lazarek directed the development of a 200 member direct sales force, a 600 agent marketing group and a 700 operator telemarketing team. From 1987 to 1994, Mr. Lazarek served in various sales and management positions for Frontier Corporation, a major long distance reseller. Most recently he served as Marketing and Business Development Director - U.S. Telephone Operations. In this position Mr. Lazarek was responsible for a $650 million annual revenue account base including 37 telephone companies in 14 states.

  Jim B. Hendrickson - From 1996 to 1998, Mr. Hendrickson served as Principal, Enterprise Solutions for EQUANT Network Services, Inc. In this position Mr. Hendrickson was responsible for the analysis and development of network technologies and platforms and strategic account identification and development. From 1994 to 1996, Mr. Hendrickson served as a National Account Manager for AT&T. In that capacity he was responsible for a complex international customer account including management of sales and technical professionals, budgets, contracts and strategic planning.

  Donald C. Wright - From 1997 to 1998, Mr. Wright served as Director, Outsourcing Negotiations and Bid Management for EQUANT International, a division of EQUANT Network Services, Inc., where he served as principal in the development of numerous joint venture and global outsourcing opportunities. Mr. Wright's professional career includes extensive project management, capital investment analysis, transaction analysis, operating and capital budget planning and cash management experience gained through executive level positions with The Sabre Group where he served from 1991 to 1994 and Societe International de Telecommunications Aeronautiques ("SITA") where he served from 1994 to 1997.

  Edmund H. Blankenau - From 1989 through the present, Mr. Blankenau served as the Chairman and CEO of the General Partner of TNC, the assets and operations of which were acquired by the Company during 1997. Prior to founding TNC, Mr. Blankenau founded MidAmerican Long Distance Company to compete with AT&T, MCI and Sprint for newly opened long distance business. He sold MidAmerican in 1988, with revenues of $85 million per year, to LDDS (now WorldCom).
  Prior to founding MidAmerican, Mr. Blankenau, starting in 1975, purchased and/or acquired franchises and started a group of cable television stations serving military bases and small towns in 20 states. These were sold from 1986 to 1988. Mr. Blankenau attended Creighton University in Omaha, Nebraska, and Johann Wolfgang Goethe University in Frankfurt, Germany.

  Peter A. Howley - From 1994 to the present, Mr. Howley has been a private investor and a member of various boards of directors. From 1985 until 1994, Mr. Howley served as Chief Executive Officer of Centex Telemanagement, Inc., a U.S. company specializing in the outsourcing of telecommunications management for small to medium-sized businesses. From 1976 until 1985 Mr. Howley was Vice President and General Manager of the Arizona Telephone Operations of Citizens Utilities Company. Prior to 1976, Mr. Howley served in various capacities at both MCI and AT&T. Mr. Howley also currently serves on the boards of FaxSAV, Inc. and DOS Communications. Mr. Howley has served on the NASDAQ Corporate Advisory Board and the American Business Conference. Previously, Mr. Howley served as an officer in the United States Air Force and is a graduate of New York University.

  Edward P. Mooney - From October 1996 to April 7, 1997, Mr. Mooney served as the President, Chief Executive Officer and Director of the Company. Since 1993, Mr. Mooney has served as an Associate Director of MBCP. For MBCP, Mr. Mooney specializes in strategic planning, corporate valuations, corporate governance, and financial analysis. Mr. Mooney now serves as a Director of the Company. From 1989 until 1992, Mr. Mooney served as Director of Research for American Business Ventures, Inc., a business development and management consulting firm that served publicly traded and privately-held companies. From 1984 to 1989, Mr. Mooney was a research assistant for A.B. Laffer Associates, an economic research and consulting firm. Mr. Mooney holds a Bachelor of Arts degree in Geography from San Francisco State University and a Master of Arts degree in Education from California State University, Long Beach.

  The Company's officers, directors and 10% beneficial owners are not required to file reports pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "EXCHANGE ACT") since the Company has no equity securities registered pursuant to Section 12 of the Exchange Act.


  ITEM 10.  EXECUTIVE COMPENSATION

  EXECUTIVE COMPENSATION

  The following summary compensation table sets forth information concerning cash and non-cash compensation paid by the Company during the fiscal years ended December 31, 1995, 1996 and 1997 to each person who served as the Company's Chief Executive Officer in 1997. No other executive officers of the Company received compensation for services in all capacities to the Company in excess of $100,000 in either year.

                            SUMMARY COMPENSATION TABLE
                                                                                                     Long-Term Compensation
                                                 Annual Compensation                            Awards        Payout
                                                                  Other                      Securities
                                                                  Annual       Restricted     Underlying                All Other
        Name and                                                  Compen         Stock         Options/       LTIP       Compen-
     Principal Position    Year      Salary ($)     Bonus ($)    sation ($)    Award(s)($)       SARs (#)    Payouts    sation ($)
  Edward P. Mooney (1)     1997      $ 5,000          -                            -            65,000          -           -
    Chief Executive        1996      $ 2,500        $ 2,500          -             -            50,000          -           -
    Officer (Former)       1995         -                            -             -               -            -           -
  John W. Dalton (1)       1997     $104,451           -             -             -            265,000         -           -
    Chief Executive        1996         -             -              -             -               -            -           -
    Officer                1995         -              -             -             -               -            -           -

   ___________________
   (1) Mr. Mooney commenced  his employment with the  Company as of October 7, 1996 and  was replaced as President  and Chief
       Executive  Officer on  April  8, 1997  by  Mr. Dalton.   See
       "Employment  Agreements"  and  "Certain  Relationships   and
       Related Transactions."


  The following table sets forth information concerning grants of stock options during the fiscal year ended December 31, 1997 to each person who served as the Company's Chief Executive Officer in 1997.


                                     Stock Options Granted in Fiscal 1997

                               Number of Securities       % of Total Options/SARs
                              Underlying Options/SARs     Granted to Employees in     Exercise Price
              Name                  Granted (#)                   Fiscal 1997         Per Share (3)       Expiration Date
   Edward P. Mooney                  65,000 (1)                      8.1%                    $0.75               March 2007
   Chief Executive Officer
          (Former)

   John W. Dalton                    65,000 (1)                      8.1%                    $0.75               April 2007
   Chief Executive Officer          200,000 (2)                     24.8%                    $2.00               April 2007

   ___________________
   (1) These options  vested and became exercisable  immediately upon grant.

   (2) These options  vest and become  exercisable 50% in April
       1998 and 50% in April 1999.

   (3) All options were granted at  an exercise  price equal to or  in excess  of  the fair  market  value of  the Company's common stock as  determined by the Board of Directors of the
       Company on  the date of grant.   The  Company's common stock
       was not publicly traded at  the time of the option grants to the officers.



  The following table sets forth information concerning the exercise of stock options during the fiscal year ended December 31, 1997 and the aggregate value of all unexercised stock options outstanding as of December 31, 1997 for each person who served as the Company's Chief Executive Officer in 1997.

                                  Aggregate Option/SAR Exercises in Fiscal 1997
                                     and December 31, 1997 Option/SAR Values

                                                                            Number of Securities          Value of Unexercised
                             Shares Acquired                               Underlying Unexercised              In-the-Money
             Name            on Exercise(#)      Value Realized($)           Options/SAR's (#)              Options/SARs($)(1)
                                                                        Exercisable     Unexercisable   Exercisable   Unexercisable
        Edward P. Mooney            -                 -                90,000          -               $ 69,850         -
        Chief Executive Officer
               (Former)

        John W. Dalton              -                 -                 65,000       200,000           $ 38,350         -
        Chief Executive Officer

   ___________________
   (1) Value  is calculated  by subtracting  the exercise  price per share for each option from the fair market value of  the
       underlying   common   stock   at  December   31,   1997  and
       multiplying by the  number of shares subject  to the option.
       Fair market  value is based on  an independent  valuation of the Company's common stock as of December 31, 1997.


  Compensation of Directors

  During 1997, all directors of the Company, including non-employee directors and employee directors, received 50,000 stock options in their capacity as directors and 15,000 stock options for each board committee upon which the director served. These options vested and became exercisable immediately upon grant. Options to purchase a total of 390,000 shares of stock were issued to members of the Board of Directors with exercise prices ranging from $0.75 to $1.50 per share.

  Employment Agreements

  Until April 7, 1997, the Company had an employment agreement with Edward P. Mooney which was effective as of October 7, 1996. Pursuant to this agreement, the Company paid $1,250 per month to Mr. Mooney, beginning November 1, 1996. The Company also paid Mr. Mooney an initial bonus of $2,500 upon execution of the employment agreement. Effective April 7, 1997, Mr. Mooney resigned as President and Chief Executive Officer of the Company.


  In April 1997, the Company entered into a three-year employment agreement with Mr. John Dalton whereby Mr. Dalton agreed to serve as the Company's
  President and Chief Executive Officer.   Pursuant to the terms of his
  employment agreement, Mr. Dalton will earn a base salary of $156,000 per year, and will be eligible to earn performance incentive bonuses up to $100,000 during the first 12 months of his employment based on certain business development and growth criteria. In addition, Mr. Dalton was granted an option to purchase 200,000 shares of the Company's common stock at an exercise price of $2.00 per share, based on the following schedule:
  100,000 options vested after one year of service to the Company and 100,000 options vested after two years of service to the Company.

  In April 1997, the Company entered into a one-year employment agreement with Mr. W. Dean Spies to serve as the Company's Chief Financial Officer and Treasurer. Pursuant to the terms of his employment agreement, Mr. Spies will earn a base salary of $82,000 per year and will be eligible to earn incentive bonuses during the next 12 months of up to $20,500 based on criteria to be established by the Board of Directors. In addition, Mr. Spies was granted an option to purchase 120,000 shares of the Company's common stock at prices ranging from $0.75 - $1.50 per share. These options vest based on the following schedule: 40,000 as of April 7, 1997, 40,000 as of April 7, 1998 and 40,000 as of April 7, 1999. Mr. Spies is the nephew of Mr. Dalton.

  In January 1998, the Company entered into a two-year employment agreement with Mr. Paul A. Moore whereby Mr. Moore agreed to serve as the Company's Chief Executive Officer. Pursuant to the terms of his employment agreement, Mr. Moore will earn a base salary of $300,000 during the first year of his employment agreement, increasing to $345,000 in the second year. Mr. Moore will also be eligible to earn an annual bonus of up to 50% of his base salary based on criteria to be established by the Board of Directors. Mr. Moore received no cash payments of his salary during the first quarter of 1998. A portion of Mr. Moore's salary is payable in the Company's Series B Convertible Preferred Stock at a rate of $5.36 per share and will be deferred until the end of Mr. Moore's employment agreement. In addition, Mr. Moore was granted 500,000 restricted shares of the Company's common stock.

  In January 1998, the Company entered into a two-year employment agreement with Mr. Phillip S. Magiera whereby Mr. Magiera agreed to serve as the Company's Chief Financial Officer. Pursuant to the terms of his employment agreement, Mr. Magiera will earn a base salary of $240,000 during the first year of his employment agreement, increasing to $276,000 in the second year. Mr. Magiera will also be eligible to earn an annual bonus of up to 50% of his base salary based on criteria to be established by the Board of Directors. Mr. Magiera received no cash payments of his salary during the first quarter of 1998. A portion of Mr. Magiera's salary is payable in the Company's Series B Convertible Preferred Stock at a rate of $5.36 per share and will be deferred until the end of Mr. Magiera's employment agreement. In addition, Mr. Magiera was granted 500,000 restricted shares of the Company's common stock.

  In March 1998, the Company entered into employment agreements with the following executives:

  Mr. Daniel M. Wickersham has agreed to serve as the Company's President and Chief Operating Officer commencing March 2, 1998. Pursuant to the terms of his employment agreement, Mr. Wickersham received a signing bonus of $60,000, will earn a base salary of $175,000 per year and will be eligible to earn performance incentive bonuses up to 50% of his base salary during the first 12 months of his employment based on criteria to be established by the Board of Directors. In addition, Mr. Wickersham was granted 200,000 restricted shares of common stock and an option to purchase an additional 400,000 shares of the Company's common stock at prices ranging from $1.75 - $4.50 per share. These options vest based on the following schedule: 100,000 as of March 2, 1998, 150,000 as of March 2, 1999 and 150,000 as of March 2, 2000.

  Mr. James M. Sever has agreed to serve as the Company's Senior Vice President of Network Operations commencing on or before April 13, 1998. Pursuant to the terms of his employment agreement, Mr. Sever received a signing bonus of $50,000, will earn a base salary of $150,000 per year and will be eligible to earn performance incentive bonuses up to 50% of his base salary during the first 12 months of his employment based on criteria to be established by the Board of Directors. In addition, Mr. Sever was granted an option to purchase 400,000 shares of the Company's common stock at prices ranging from $2.00 - $3.50 per share. These options vest ratably over a three-year period commencing on the first anniversary of employment.

  Mr. Daniel G. Lazarek has agreed to serve as the Company's Vice President of Global Sales and Marketing commencing March 23, 1998. Pursuant to the terms of his employment agreement, Mr. Lazarek received a signing bonus of $25,000, will earn a base salary of $150,000 per year and will be eligible to earn performance incentive bonuses up to 50% of his base salary during the first 12 months of his employment based on criteria to be established by the Board of Directors. In addition, Mr. Lazarek was granted an option to purchase 300,000 shares of the Company's common stock at prices ranging from $1.00 - $2.25 per share. These options vest based on the following schedule: 75,000 as of March 23, 1998 and 225,000 ratably over a three-year period commencing on the first anniversary of employment.

  Mr. Jim B. Hendrickson has agreed to serve as the Company's Vice President of Technology & Strategic Planning commencing on March 9, 1998. Pursuant to the terms of his employment agreement, Mr. Hendrickson received a signing bonus of $25,000, will earn a base salary of $125,000 per year and will be eligible to earn performance incentive bonuses up to 50% of his base salary during the first 12 months of his employment based on criteria to be established by the Board of Directors. In addition, Mr. Hendrickson was granted an option to purchase 150,000 shares of the Company's common stock at $3.50 per share. These options vest ratably over a three-year period commencing on the first anniversary of employment.

  Mr. Donald C. Wright has agreed to serve as the Company's Vice President of Finance commencing on March 9, 1998. Pursuant to the terms of his employment agreement, Mr. Wright received a signing bonus of $25,000, will earn a base salary of $125,000 per year and will be eligible to earn performance incentive bonuses up to 50% of his base salary during the first 12 months of his employment based on criteria to be established by the Board of Directors. In addition, Mr. Wright was granted an option to purchase 150,000 shares of the Company's common stock at $3.50 per share. These options vest ratably over a three-year period commencing on the first anniversary of employment.

  Long-Term Incentive Plan

  In 1996, the Company adopted the WorldPort Communications, Inc. Long-Term Incentive Plan (the "INCENTIVE PLAN") for employees and consultants of the Company as a means to promote the success and enhance the value of the Company through (i) linking the personal interests of its key employees and consultants to those of the shareholders, (ii) providing employees with an incentive for outstanding performance and (iii) providing the Company flexibility in its ability to attract and retain the services of its employees and contractors. During 1997, the Company granted stock options under the Incentive Plan to acquire 610,000 shares of the Company's common stock with exercise prices ranging from $0.75 to $2.00 per share. During 1997, options to acquire 250,000 shares of the Company's common stock were forfeited. As of March 30, 1998, the Company had granted 1,200,000 shares of restricted stock and options to acquire a total of 430,000 shares of common stock with exercise prices ranging from $0.08 to $3.50 per share under the Incentive Plan.


  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Common Stock

  The following table sets forth all individuals known to beneficially own 5% or more of the Company's common stock, and all officers and directors of the Registrant, with the amount and percentage of stock beneficially owned as of


  March 30, 1998.

                                                                                          AMOUNT AND NATURE
                                            NAME AND ADDRESS OF                             OF BENEFICIAL          PERCENT
                                            BENEFICIAL OWNER (1)                             OWNERSHIP            OF CLASS

                       Phillip S. Magiera(2)                                                  5,006,282             24.09%

                       Paul A. Moore(3)                                                       4,953,354             23.90%

                       Theodore H. Swindells(4)                                               4,576,648             22.11%

                       Maroon Bells Capital Partners, Inc. (5) (6)                            3,876,282             18.72%

                       Anderlit, Ltd.(6)                                                      2,985,076             14.66%

                       Edmund H. Blankenau(8)                                                 1,860,602             10.67%

                       WorldPort Partners, LLC(7)                                             1,882,628              9.77%

                       United Overseas Bank(9)                                                1,670,000              9.61%

                       John W. Dalton(10)                                                     1,565,000              8.92%

                       Edward P. Mooney(11)                                                     165,000              0.94%

                       Peter A. Howley(12)                                                      139,628              0.80%

                       Robert L. McCann, Jr.                                                      -                    -

                       Officers and Directors as a Group (11 people) (2) (3) (8) (10)        10,268,584             47.76%
                       (11) (12) (13)

   ___________________
   (1)  Unless   otherwise  indicated,   the   address  of   the
        stockholder is that of the Company.

   (2)  Includes (i) all  shares beneficially owned by  MBCP and
        (ii) 80,000 shares which are subject to an option to purchase such shares from the Company at $0.75 per share. Mr. Magiera is a Principal of MBCP.

   (3)  Includes (i) all  shares beneficially owned by  MBCP and
        (ii) 19,072 shares issuable upon conversion of the 4,768 shares of the Company's Series B Convertible
        Preferred Stock held  in the name of  Moore Investments.
        Mr. Moore is a Principal of MBCP and controlling stockholder of Moore Investments.

   (4)  Includes  all  shares  beneficially  owned  MBCP.    Mr.
        Swindells is a Principal of MBCP.

   (5)  Includes (i)  all shares beneficially owned by Anderlit,
        Ltd.;  (ii)  250,000  shares which  are  subject  to  an
        option  to purchase shares from the Company at $2.00 per
        share  and (iii) 84,540  shares issuable upon conversion
        of 21,135 shares  of the Company's Series  B Convertible
        Preferred Stock held in the  name of MBCP.  MBCP  is the
        majority investor  in Anderlit,  Ltd. and  votes all  of
        its  shares.     The   stockholder's   address  is   100
        California,   Suite  1160,   San  Francisco,  California
        94111.

   (6)  Includes shares  issuable  upon  conversion  of  746,269 shares of  the Company's Series  B Convertible Preferred
        Stock.  The  stockholder's address is Palm  Chambers No.
        3,  P. O.  Box 3152, Road  Town, Tortola, British Virgin
        Islands.

   (7)  Includes shares  issuable  upon  conversion  of  470,657 shares of  the Company's Series B  Convertible Preferred
        Stock.  The stockholder's address is 1999 Avenue  of the
        Stars, Suite 2340, Los Angeles, California 90067.

   (8) Includes 1,000,000 shares held in the name of TNC held in escrow in connection with the TNC Acquisition which Mr. Blankenau, as controlling party of the General
        Partner of TNC, controls and 50,000 shares which are subject to an option to purchase such shares from the Company at $0.75 per share.

   (9)  The stockholder's address  is 11 Quai des  Bergues, 1211
        Geneve 1, Switzerland.

   (10) Includes 200,000 shares of stock currently held in escrow in connection with the Company's acquisition of The Wallace Wade Company and 165,000 shares which are subject to options to purchase such shares from the Company at prices ranging from $0.75 to $2.00 per share.

   (11) Includes 90,000 shares which are subject to options to purchase such shares from the Company at prices ranging from $0.08 to $0.75 per share.

   (12) Includes 65,000 shares which are subject to an option to purchase such shares from the Company at $1.50 per share and 74,628 shares issuable upon conversion of 18,657 shares of the Company Series B Convertible Preferred Stock.

   (13) Includes 225,000 shares which are subject to options to purchase such shares from the Company at prices ranging from $0.75 to $1.75 per share.


  Series A Preferred Stock

  The following table sets forth all individuals known to beneficially own 5% or more of the Company's Series A Preferred Stock, and all officers and directors of the Registrant, with the amount and percentage of stock beneficially owned as of March 30, 1998.

                                                                                          AMOUNT AND NATURE
                                            NAME AND ADDRESS OF                             OF BENEFICIAL           PERCENT
                                              BENEFICIAL OWNER                                 OWNERSHIP            OF CLASS

                       Caisse Centrale des Banques Populaires(1)                               230,000              46.57%

                       Robert Hemm IRA(2)                                                      100,000              20.25%

                       Boston International Partners, L. P.(3)                                  81,945              16.59%

                       Boston International Partners, L. P. II (3)                              81,944              16.59%

                       Edmund H. Blankenau                                                        -                    -

                       John W. Dalton                                                             -                    -

                       Peter A. Howley                                                            -                    -

                       Phillip S. Magiera                                                         -                    -

                       Robert L. McCann, Jr.                                                      -                    -

                       Edward P. Mooney                                                           -                    -


                                                                                          Amount and Nature
                                            Name and Address of                             of Beneficial           Percent
                                                Beneficial Owner                              Ownership            of Class

                       Paul A. Moore                                                              -                    -

                       Officers and Directors as a Group (11 people)                              -                    -

   ___________________

   (1)  The  stockholder's  address  is   10/12  Avenue  Winston
        Churchill, 94677 Charenton Le Pont CEDEX, France.

   (2) The  stockholder's address  is c/o  Morgan Stanley &  Co.
       Incorporated, 1221  Avenue of  the Americas,  New York,  New
       York 10020.

   (3) The  stockholder's address  is 84  State Street,  Boston,
       Massachusetts 02109.



  Series B Preferred Stock

  The following table sets forth all individuals known to beneficially own 5% or more of the Company's Series B Convertible Preferred Stock, and all officers and directors of the Registrant, with the amount and percentage of stock beneficially owned as of March 30, 1998.

                                                                                          AMOUNT AND NATURE
                                            NAME AND ADDRESS OF                             OF BENEFICIAL           PERCENT
                                                BENEFICIAL OWNER (1)                          OWNERSHIP            OF CLASS


                       Paul A. Moore(2)                                                        772,172              36.56%

                       Maroon Bells Capital Partners, Inc. (3)                                 767,404              36.33%

                       Phillip S. Magiera(4)                                                   767,404              36.33%

                       Theodore H. Swindells(4)                                                767,404              36.33%

                       Anderlit, Ltd.(5)                                                       746,269              35.33%

                       WorldPort Partners, LLC(6)                                              470,657              22.88%

                       Fourteen Hill Capital(7)                                                167,910               7.95%

                       Woodlands Limited (8)                                                   143,912               6.81%

                       Peter A. Howley                                                          18,657               0.88%

                       Edmund H. Blankenau                                                        -                    -

                       John W. Dalton                                                             -                    -

                       Robert L. McCann, Jr.                                                      -                    -

                       Edward P. Mooney                                                           -                    -


                       Officers and Directors as a Group (11 people)                           790,829              37.44%

   ___________________

   (1)  Unless  otherwise   indicated,   the  address   of  the
        stockholder is that of the Company.

   (2)  Includes (i)  all shares beneficially  owned by MBCP and
        (ii)  4,768 shares  held in  the name  of Moore Investments.
        Mr.  Moore   is  a   Principal  of   MBCP  and   controlling
        stockholder of Moore Investments.

   (3) Includes all shares owned by Anderlit, Ltd. MBCP is the majority investor in Anderlit, Ltd. and votes all of its shares. The stockholder's address is 100 California, Suite
        1160, San Francisco, California 94111.

   (4)  Includes all shares beneficially owned by MBCP.

   (5)  The stockholder's address is  Palm Chambers No. 3,  P. O.
        Box 3152, Road Town, Tortola, British Virgin Islands.

   (6) The stockholder's address is 1999 Avenue of the Stars, Suite 2340, Los Angeles, California 90067.

   (7)  The  stockholder's  address  is 1700  Montgomery  Street,
        Suite 250, San Francisco, California 94111.

   (8)  The  stockholder's address  is  Africa House,  Woodborne
        Road, Douglas, Isle of Man, IM99-1AW, British Isles.


  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Three of the Company's directors and two of the Company's executive officers are either employees or principals of MBCP. The Company and MBCP have been parties to the transactions identified below.

  Stock Purchase Agreement

  On June 26, 1996 MBCP, its principals and certain non-affiliated investors entered into a stock purchase agreement to purchase newly-issued shares of the Company's common stock representing approximately 98.5% of the outstanding shares of the Company as of the date of the Agreement for $110,000 in cash. Prior to the stock purchase agreement, the Company had no
  operations and little or no assets or liabilities.   Effective upon this
  change of control, the Company adopted a business strategy to enter the international telecommunications services industry. Subsequent to its initial investment in the Company, MBCP allocated substantial amounts of its own internal corporate resources to the development and implementation of the Company's overall operating strategy, including legal, travel and other expenses and the contribution to the Company of certain business development opportunities for which MBCP received no additional compensation from the Company.

  Consulting Agreements

  In July 1996, the Company entered into consulting agreements with Paul Moore, Theodore Swindells, Phillip Magiera, Edward Mooney and Jonathan Hicks (the "CONSULTANTS"). Messrs. Moore, Swindells and Magiera are principals of MBCP and Messrs. Hicks and Mooney are employees of MBCP. Pursuant to the consulting agreements, a total of 650,000 shares of the Company's common stock were earned by the Consultants for services rendered to the Company.
  On February 8, 1997, the Company filed a form S-8 registration statement with the Securities and Exchange Commission (Registration No. 333-21549) to register these 650,000 shares.

  Maroon Bells Capital Partners, Inc.'s Loan to the Company

  On July 1, 1996, MBCP loaned to the Company $500,000 the ("MBCP LOAN").  The
  MBCP Loan was collateralized by the Com Tech Note.   On October 15, 1996,
  $80,000 of the MBCP Loan, which had been assigned to two non-affiliated offshore entities, was converted into shares of the Company's common stock, resulting in the issuance of 1,000,000 shares of the Company's common stock. The remaining $420,000 principal amount due to MBCP was due and payable on November 1, 1996. MBCP subsequently agreed to an extension of the maturity date of the MBCP Loan until April 1, 1997. As consideration for such an extension, the Company agreed to pay to MBCP all accrued interest under the MBCP Loan as of January 16, 1997.

  On March 7, 1997, MBCP and the Company entered into a Stock Issuance and Indemnification Agreement whereby MBCP agreed to (i) cancel the $420,000 outstanding principal and all accrued, but unpaid, interest as of that date in exchange for 1,680,000 shares (the "INDEMNIFICATION SHARES") of the Company's common stock, (ii) indemnify the Company for an amount up to $460,000 (payable either in (a) cash, (b) the Indemnification Shares, (c) by return of other Company shares (based on $0.25 per share) or (d) a combination thereof, in the event that the Company is unsuccessful in securing repayment from the Com Tech Loan) and (iii) divide equally with the Company any proceeds, assets or other consideration in excess of $540,000 received by the Company as a result of the enforcement of the Com Tech Loan.

  In September 1997, the Company entered into an arrangement with MBCP whereby MBCP would arrange for the Company to borrow from MBCP and certain of its affiliated entities pursuant to certain promissory notes (the "BRIDGE NOTES"). The Bridge Notes bear interest at 10% per annum, mature on December 31, 1997 and are convertible into equity in the Company on terms to be
  negotiated in good faith.   As of December 31, 1997, the Company had
  $1,556,250 in Bridge Notes outstanding.  See "SUBSEQUENT EVENTS".

  Advisory Agreements

  On October 31, 1996, the Company entered into an advisory agreement with an affiliate of MBCP. The agreement provided among other things, that the affiliate would assist the Company in identification of potential merger or acquisition candidates, and assist in the development and implementation of a corporate financial strategy for which the Company would pay an advisory fee of up to $360,000 for services provided, when and if such services are completed in a manner satisfactory to the Company, payable no later than June 30, 1997. On January 14, 1997, the Company paid the affiliate $150,000 for actual services rendered. No other amounts are owed under the advisory agreement at December 31, 1997.

  On March 7, 1997, the Company and MBCP entered into a twelve (12) month agreement (the "ADVISORY AGREEMENT") wherein MBCP agreed to provide certain services to the Company in exchange for (i) a monthly retainer of $10,000 and
  (ii) certain success fees payable when and if MBCP successfully assists the Company in certain transactions including, but not limited to, mergers and acquisitions. As part of the Advisory Agreement, the Company agreed to reimburse MBCP for certain travel and out-of-pocket expenses incurred by MBCP on behalf of the Company. On February 4, 1998, the Company amended the Advisory Agreement with MBCP to ensure the continuity of services during its expansion phase by renewing the Advisory Agreement for an additional twenty-four months with an expiration of March 7, 2000. Under terms of the amendment, the Company agreed to grant MBCP five-year options to purchase 250,000 shares of the Company's common stock at an exercise price of $2.00 per share.

  Series B Convertible Preferred Stock Purchase

  In March 1998, Anderlit, Ltd., a privately-owned investment fund ("ANDERLIT"), purchased 746,269 shares of the Company's Series B Convertible Preferred Stock for an aggregate purchase price of $4,000,000. Anderlit is an investment fund investing in a portfolio of emerging telecommunications companies. MBCP is the majority investor in Anderlit, votes all of its shares and manages the fund's investment portfolio. From time to time, MBCP has advised other shareholders with regards to investments in the Company.

  Other Related Party Transactions

  On July 3, 1997 the Company completed a merger of WWC into a wholly-owned subsidiary of the Company. In connection with the WWC Acquisition, the Company delivered to Mr. John W. Dalton, the former President and Chief Executive Officer of the Company, who was the sole shareholder of WWC, (i) 1,400,000 shares of the Company's common stock, of which 200,000 shares are being held pursuant to an escrow agreement subject to certain adjustments to the purchase price based on the Company entering into business agreements that WWC had negotiated, (ii) $75,000 and (iii) a promissory note in the amount of $175,000.

  In connection with the TNC Acquisition, the Company executed an eighteen-month consulting agreement with Mr. Edmund H. Blankenau, the CEO of the
  General Partner of TNC who is also a director of the Company.   The agreement
  provides for monthly compensation in the amount of $7,000 plus reasonable expense reimbursement and incentive compensation for completed acquisitions and business opportunities to be determined on a case-by-case basis.

  The Company leases its facilities in Omaha, Nebraska from a partnership, in which Mr. Edmund H. Blankenau, one of the Company's directors, is a partner. The four-year lease agreement, which commenced July 1, 1997, provides for monthly payments in the amount of $8,992.


  Familial Relationships

  Mr. Spies, the Company's Treasurer and Controller, is the nephew of Mr. Dalton, the Company's former President and Chief Executive Officer.




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
                                 incorporated herein by reference.

                       2.3 Amendment No. 1 to the Asset Purchase Agreement by and between the Company and Telenational Communications
                                 Limited  Partnership, dated  June 20,
                                 1997, previously filed  with Form 8-K
                                 dated July 7,  1997, and incorporated
                                 herein by reference.

                       3.1 Certificate of Incorporation for the Company previously filed with Form 10-QSB for the fiscal quarter ended September 30, 1996, and incorporated herein by reference.

                       3.2 Bylaws of the Company previously filed with Form 10-QSB for the fiscal quarter ended September 30, 1996, and incorporated herein by reference.

                       4.1 Certificate of Designation of Series A Preferred Stock of the Company dated November 12, 1997.

                       10.1 Financial Advisory Agreement between the Company and Dinton Trader S.A. dated October 31, 1996, previously filed with Form 10-QSB for the fiscal quarter ended September 30, 1996, and incorporated herein by reference.

                       10.2 Loan Agreement between Com Tech International Corporation and the Company dated June 27, 1996, previously filed with Form 10-QSB for the fiscal quarter ended September 30, 1996, and incorporated herein by reference.

                       10.3 Assignment, Pledge & Security Agreement between Com Tech International Corporation and the Company dated June 27, 1996, previously filed with Form 10-QSB for the fiscal quarter ended September 30, 1996, and incorporated herein by reference.

                       10.4 Convertible Secured Promissory Note between the Company and Maroon Bells Capital Partners, Inc. dated July 1, 1996, previously filed with Form 10-QSB for the fiscal quarter ended September 30, 1996, and incorporated herein by reference.




                   Exhibit No.                Description


                       10.5 Loan Agreement between the Company and Maroon Bells Capital Partners, Inc. dated July 1, 1996, previously filed with Form 10-QSB for the fiscal quarter ended September 30, 1996, and incorporated herein by reference.

                       10.6 Assignment, Pledge & Security Agreement between the Company and Maroon Bells Capital Partners, Inc. dated July 1, 1996, previously filed with Form 10-QSB for the fiscal quarter ended September 30, 1996, and incorporated herein by reference.

                       10.7 Secured Promissory Note between the Company and Com Tech International Corporation dated June 27, 1996, previously filed with Form 10-QSB for the fiscal quarter ended September 30, 1996, and incorporated herein by reference.

                       10.8 Maroon Bells Capital Partners, Inc. Advisory Agreement for WorldPort Communications, Inc. dated March 7, 1997, previously filed with Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference.

                       10.9 Stock Issuance and Indemnification Agreement by and between Maroon Bells Capital Partners, Inc. and WorldPort Communications, Inc. dated March 7, 1997, previously filed with Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference.

                      10.10 Pledge Agreement, Secured Promissory Note, and Guaranty between Edmund Blankenau and the Company dated April 4, 1997, previously filed with Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference.

                      10.11 Employment Agreement by and between John W. Dalton and the Company dated April 8, 1997, previously filed with Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference.

                      10.12 Lease by and between the Company and Mission Life Insurance Company, dated April 15, 1997, previously filed with Form 10-QSB for the fiscal quarter ended March 31, 1997, and incorporated herein by reference.

                      10.13 Settlement Agreement by and between Com Tech International Corporation and WorldPort Communications, Inc., dated April 14, 1997, previously filed with Form 10-QSB for the fiscal quarter ended March 31, 1997, and incorporated herein by reference.






                   Exhibit No.                Description

                      10.14 Management Services Agreement by and between WorldPort Communications,
                                 Inc. and  Telenational Communications
                                 Limited Partnership,  dated April 29,
                                 1997, previously filed  with Form 10-
                                 QSB  for  the  fiscal  quarter  ended
                                 March  31,   1997,  and  incorporated
                                 herein by reference.

                      10.15      Employment  Agreement by  and between
                                 W.  Dean   Spies  and   the   Company
                                 effective  April 7,  1997, previously
                                 filed with Form 10-QSB for the fiscal
                                 quarter ended  March  31,  1997,  and
                                 incorporated herein by reference.

                      10.16 First Amended Loan Modification Agreement by and between the Company, Telenational Communications, Inc.,
                                 Telenational  Communications  Limited
                                 Partnership and  Value Partners, Ltd.
                                 dated June 20, 1997, previously filed
                                 with  Form  10-QSB   for  the  fiscal
                                 quarter  ended  June  30,  1997,  and
                                 incorporated herein by reference.

                      10.17 Second Amended and Restated Senior Secured Promissory Note by and between the Company, Telenational Communications, Inc. and Value Partners, Ltd. Dated June 20, 1997, previously filed with Form 10-QSB for the fiscal quarter ended June 30, 1997, and incorporated herein by reference.

                      10.18 First Amended Pledge and Security Agreement by and between Telenational Communications, Inc. and Value Partners, Ltd. dated June 20, 1997, previously filed with Form 10-QSB for the fiscal quarter ended June 30, 1997, and incorporated herein by reference.

                      10.19 Notice and Certification of No Oral Agreements by and between the Company, Telenational Communications,
                                 Inc.,   Telenational   Communications
                                 Limited    Partnership    and   Value
                                 Partners, Ltd. dated  June 20,  1997,
                                 previously filed with Form 10-QSB for
                                 the fiscal  quarter  ended  June  30,
                                 1997,  and   incorporated  herein  by
                                 reference.

                      10.20 Consulting Agreement by and between Edmund Blankenau and the Company dated June 20, 1997, previously filed with Form 10-QSB for the fiscal quarter ended June 30, 1997, and incorporated herein by reference.

                      10.21 Employment Agreement by and between Bruce Burton and the Company dated June 20, 1997, previously filed with Form 10-QSB for the fiscal quarter ended June 30, 1997, and incorporated herein by reference.

                      10.22 Lease by and between Telenational Communications, Inc. and 7300 Woolworth Partnership dated July 1, 1997, previously filed with Form 10-QSB for the fiscal quarter ended June 30, 1997, and incorporated herein by reference.

                      10.23 Promissory Note by and between the Company and Cablex Electronique, Ltd. dated September 11, 1997, previously filed with Form 10-QSB for the fiscal quarter ended September 30, 1997, and incorporated herein by reference.





                   Exhibit No.                Description

                      10.24 Promissory Note by and between the Company and Le Chevalier Noir, Ltd. dated September 11, 1997, previously filed with Form 10-QSB for the fiscal quarter ended September 30, 1997, and incorporated herein by reference.

                      10.25 Promissory Note by and between the Company and Woodlands, Ltd. dated
                                 October  1,  1997,  previously  filed
                                 with  Form  10-QSB  for  the   fiscal
                                 quarter ended September 30, 1997, and
                                 incorporated herein by reference.

                      10.26 Promissory Note by and between the Company and Maroon Bells Capital Partners, Inc. dated October 9, 1997, previously filed with Form 10-QSB for the fiscal quarter ended September 30, 1997, and incorporated herein by reference.

                      10.27 Agreement for the Provision of Corporate Voice Communication
                                 Services   between   EQUANT   Network
                                 Services, Inc. and  the Company dated
                                 September  4, 1997,  previously filed
                                 with  Form  10-QSB   for  the  fiscal
                                 quarter ended September 30, 1997, and
                                 incorporated herein by reference.

                      10.28 Master Equipment Lease Agreement by and between the Company and Forsythe/McArthur Associates, Inc.
                                 dated  October  31,  1997, previously
                                 filed with Form 10-QSB for the fiscal
                                 quarter ended September 30, 1997, and
                                 incorporated herein by reference.

                      10.29 Lease Schedule A by and between the Company and Forsythe/McArthur
                                 Associates,  Inc.  dated  October 30,
                                 1997, previously filed  with Form 10-
                                 QSB  for  the  fiscal  quarter  ended
                                 September 30,  1997, and incorporated
                                 herein by reference.

                       16.1 Letter of Schumacher & Associates, Inc., Independent Certified Public Accountant, previously filed with Form 8-K dated July 7, 1997, and incorporated herein by reference.

                       22.1 Notice of Annual and Special Meeting of Shareholders and Proxy Statement dated September 18, 1996, previously filed with Form 10-QSB for the fiscal quarter ended September 30, 1996, and incorporated herein by reference.

                       23.1      Consent   of  Arthur   Andersen  LLP,
                                 Independent Public Accountants.

                       27.1      Financial Data Schedule


  (b) No Current Reports on Form 8-K were filed during the last quarter of the period covered by this Report.





                                    SIGNATURES


  Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Dated this 31st day of March, 1998

                                WORLDPORT COMMUNICATIONS, INC.



                                By   /s/

                                    Paul A. Moore

                                    Chairman of the Board of Directors and
                                    Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



   Signature                  Capacity              Date




    /s/ Paul A. Moore         Chairman of the       March 31, 1998
   Paul A. Moore              Board of Directors
                              and Chief Executive
                              Officer
                              (Principal Executive
                              Officer)


   /s/ Phillip S. Magiera     Chief Financial       March 31, 1998
   Phillip S. Magiera         Officer, Secretary and
                              Director
                              (Principal  Financial
                              Officer)



   /s/ John W. Dalton         President             March 31, 1998
   John W. Dalton             Diversified  Services
                              and Director


   /s/ W. Dean Spies          Treasurer and         March 31, 1998
   W. Dean Spies              Controller
                              (Principal Accounting Officer)


   /s/ Edmund H. Blankenau    Director              March 31, 1998
   Edmund H. Blankenau


   /s/ Peter A. Howley        Director              March 31, 1998
   Peter A. Howley


   /s/ Edward P. Mooney       Director              March 31, 1998
   Edward P. Mooney