Form 10QSB
period 1998-03-31
WORLDPORT COMMUNICATIONS INC
filed 1998-05-15
CIK 857847

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                 Quarterly Report under Section 13 or
     X           15(d) of the Securities Exchange Act
                 of 1934 for the quarterly period
                 ended March 31, 1998

                                or

                 Transition Report under Section 13
                 or 15(d) of the Securities Exchange
                 Act of 1934 for the transition
                 period from ________  to ___________


                Commission File Number 33-32341-D

                  WORLDPORT COMMUNICATIONS, INC.
 (Name of Small Business Registrant as Specified in its Charter)


                          Delaware                 84-1127336
     (State or other jurisdiction of         (IRS Employer ID Number)
     incorporation of organization)


       1701 Barrett Lakes Blvd.,
        Suite 180, Kennesaw, Georgia              30144
     (Address of principal executive            (Zip Code)
                offices)

                                 (770) 792-8735
                          Registrant's telephone number


     Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES  [ X ] NO  [    ]

     As of May 7, 1998, the Registrant had 17,983,333 shares of Common Stock par value $0.0001 outstanding.


                  Transitional Small Business Disclosure Format
                                  (Check one):

                             Yes [   ]      No [ X ]




                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                           Page

PART I - FINANCIAL INFORMATION

 Item 1.   Financial Statements

           Condensed Consolidated Balance Sheets as of
           March 31, 1998 and December 31, 1997   . . . . . . . . . . . .    3


           Condensed Consolidated Statements of Operations
           for the Three Months Ended March 31,
           1998 and 1997  . . . . . . . . . . . . . . . . .. . . . . . .     4

           Condensed Consolidated Statements of Cash Flows
           For the Three Months Ended March 31, 1998 and 1997 . . . . . .    5

           Notes to Condensed Consolidated Financial Statements . . . . .    6

 Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations   . . . . . . .     9


PART II - OTHER INFORMATION

 Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .   15

 Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . . . .  15

 Item 3.   Defaults Upon Senior Securities  . . . . . . . . . . . . . . .   16

 Item 4.   Submission of Matters to a Vote of Security Holders  . . . . .   16

 Item 5.   Other Information  . . . . . . . . . . . . . . . . . . . . . .   16

 Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . .  16



SIGNATURE                                                                   18




                         PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 ASSETS
                                                                                               March 31,          December 31,
                                                                                                 1998                1997

                                                                                          (Unaudited)
        CURRENT ASSETS:
             Cash                                                                           $   6,487,958            $ 179,271
             Accounts receivable, net of allowance for doubtful accounts
                   of $20,846 and $14,610 respectively                                            471,751              368,848
             Prepaid expenses  and other current assets                                           189,957               67,438

                            Total current assets                                                7,149,666              615,557
        PROPERTY AND EQUIPMENT, net                                                             4,790,774            5,031,858

        OTHER ASSETS:
             Goodwill, net                                                                      6,125,974            6,292,411
             Other assets, net                                                                  2,069,951            1,257,451
                            TOTAL ASSETS                                                     $ 20,136,365         $ 13,197,277

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

        CURRENT LIABILITIES:
             Accounts payable                                                             $     781,927           $1,391,519
             Accrued expenses                                                                  1,603,726           1,292,261
             Short-term note payable                                                            500,000              500,000
             Current portion of notes payable   related parties                                 175,000              540,000
             Current portion of obligations under capital leases                              1,263,548              936,992
             Other current liabilities                                                           19,843               97,527
                            Total current liabilities                                         4,344,044            4,758,299

        NOTES PAYABLE   RELATED PARTIES, net of current portion                                -                  1,191,250
        LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES, net of current portion                    2,642,755            3,005,894

        OTHER LONG-TERM LIABILITIES                                                              43,955               86,584
        COMMITMENTS AND CONTINGENCIES

        STOCKHOLDERS' EQUITY
             Undesignated preferred stock, $0.0001 par value, 6,250,000 shares
                authorized,  no shares issued and outstanding                                 -
             Series A preferred stock, $0.0001 par value, 750,000 shares authorized, 493,889 and 493,889 shares issued and outstanding in
                1998 and 1997, respectively                                                          49                   49
             Series B preferred stock, $0.0001 par value, 3,000,000 shares authorized, 2,112,106 and no shares issued and outstanding in
                1998 and 1997, respectively                                                         211          -
             Common stock, $0.0001 par value, 65,000,000 shares authorized,
                17,383,333 and 16,033,333 shares issued and outstanding, in
                1998 and 1997, respectively                                                       1,738               1,603
             Additional paid-in capital                                                      21,150,298            7,953,631
             Amounts due from stockholders                                                   (1,215,000)         -
             Cumulative translation adjustment                                                   (4,100)         -
             Accumulated deficit                                                             (6,827,585)          (3,800,033)
                            Total stockholders' equity                                       13,105,611            4,155,250
                            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 20,136,365         $ 13,197,277

     The accompanying notes are an integral part of these consolidated financial statements.



                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                                                       Three Months Ended
                                                                                             March 31,

                                                                                        1998             1997



                  REVENUES                                                          $  948,188   $        -


                  COST OF SERVICES                                                     890,811            -


                       Gross margin                                                     57,377            -

                  OPERATING EXPENSES:
                       Selling, general and
                          Administrative expenses                                    2,255,170          288,970
                       Depreciation and amortization                                   631,226           -


                       Operating loss                                               (2,829,019)        (288,970)

                  OTHER INCOME (EXPENSE):
                       Interest income                                                  -                29,959
                       Interest expense                                               (176,308)          (3,283)
                                                                                      (176,308)          26,676

                  LOSS BEFORE PROVISION
                       FOR INCOME TAXES                                             (3,005,327)        (262,294)

                  PROVISION FOR INCOME TAXES                                                -              -


                  NET LOSS                                                        $ (3,005,327)   $    (262,294)

                  COMPREHENSIVE LOSS                                              $ (3,009,427)   $    (262,294)

                  NET LOSS PER SHARE,
                     BASIC AND DILUTED                                           $      (0.17)        $
                                                                                                         (0.03)

                  SHARES USED IN NET LOSS PER SHARE
                      CALCULATION, BASIC AND DILUTED                                17,174,445         9,580,608


     The accompanying notes are an integral part of these consolidated financial statements.




               WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                                                                          Three Months Ended
                                                                                                                     March 31,
                                                                                                                        _
                                                                                                           1998             1997

             CASH FLOWS FROM OPERATING ACTIVITIES:
             Net loss                                                                               $ (3,005,327)     $   (262,294)
             Adjustments to reconcile net loss to net cash
                  Used by operating activities -
                       Depreciation and amortization                                                      631,226         -
                       Compensation charge                                                                335,125
                       Increase in accounts receivable                                                   (102,903)      -
                       Increase in prepaid expenses and other assets                                     (271,376)         (13,800)
                       (Decrease) increase in accounts payable and accrued
                            expenses and other liabilities                                               (658,598)
                                                                                                                             68,442
                       Other                                                                                                  -
                                                                                                           (4,100)
                                 Net cash used by operating activities                                 (3,075,953)        (207,652)

             CASH FLOWS FROM INVESTING ACTIVITIES:
                       Cash paid in connection with acquisitions                                         (161,851)       -
                       Change in notes receivable                                                          -               800,000
                       Capital expenditures                                                              (136,646)             -


                                 Net cash (used) provided by investing activities                       (298,497)          800,000

             CASH FLOWS FROM FINANCING ACTIVITIES:
                       Principal payments on notes payable   related parties                             (365,000)       -
                       Payments on obligations under capital leases                                       (36,583)       -
                       Proceeds from issuance of preferred stock                                                         -
                                                                                                       10,084,720
                       Proceeds from issuance of common stock, net of offering expenses                                     12,250
                                                                                                           -
                                 Net cash provided by financing activities                               9,683,137          12,250

             NET INCREASE IN CASH                                                                       6,308,687          604,598

             CASH, beginning of the period                                                                 179,271       1,552,829

             CASH, end of the period                                                                $   6,487,958     $  2,157,427

             CASH PAID DURING THE PERIOD FOR INTEREST                                               $     144,692   $       26,989


             CASH PAID DURING THE PERIOD FOR TAXES                                                 $         -      $         -

             SUPPLEMENTAL SCHEDULE OF NON-CASH
             INVESTING AND FINANCING ACTIVITIES:

                       Conversion of note payable for 1,680,000 shares of common stock             $        -        $    420,000

                       Conversion of notes payable   related parties and accrued interest for
                         230,627 shares of Series B preferred stock                                 $   1,236,165   $         -

                       Issuance of 1,000,000 shares of common stock for notes receivable            $   1,215,000   $         -



The accompanying notes are an integral part of these consolidated financial statements.




                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Basis of Presentation

     WorldPort Communications, Inc. and subsidiaries (the "COMPANY") is a global, facilities-based telecommunications services provider offering a full range of voice and value-added services to carriers and corporate customers worldwide. The Company is focusing on expanding its network infrastructure in the United States and in major markets in Europe, Asia-Pacific and Latin America.

     The accompanying condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-QSB pursuant to such rules and regulations; however, management believes that the disclosures herein are adequate to make the information presented not misleading. The financial statements and notes thereto included in this Form 10-QSB should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

     In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1998, and the results of operations for the three months ended March 31, 1998 and 1997 and cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the operating results for the full years.

     Financial Condition

     The Company is subject to various risks in connection with the operation of its business including, among other things, (i) changes in external competitive market factors, (ii) termination of certain operating agreements or inability to enter into additional operating agreements,
     (iii) inability to satisfy anticipated working capital or other cash requirements, (iv) changes in or developments under domestic or foreign laws, regulations, licensing requirements or telecommunications standards,
     (v) changes in the availability of transmission facilities, (vi) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market, (vii) various competitive factors that may prevent the Company from competing successfully in the marketplace, (viii) the Company's lack of liquidity and its ability to raise additional capital, (ix) loss of services of key executive officers and (x) loss of a customer which provides significant revenues to the Company. During 1997, the Company's first year of operations as an international telecommunications services provider, the Company incurred losses of approximately $3.5 million and expects to continue to incur operating losses in the near future. Funding of the Company's current and future operating losses and expansion of the Company will require substantial continuing capital investment. The Company's strategy is to fund these cash requirements through debt facilities or additional equity financing. Although the Company has been able to arrange debt facilities or equity financing to date, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to the Company. Failure to obtain sufficient capital could materially affect the Company's acquisition and operating strategies. The Company expects that future financings will include debt and/or equity placements; however, no assurance can be given that the Company will be able to obtain additional financing on reasonable terms, if at all. During 1998, the Company has raised approximately $12.4 million in connection with the sale of its Series B Convertible Preferred Stock, $900,000 in connection with the sale of its common stock (see Note
     4) and was successful in increasing its existing lease financing facility to provide up to $13,000,000 in infrastructure financing. The Company has also converted approximately $1.2 million in notes payable to related
     parties into its Series B Convertible Preferred Stock.   In addition,
     during the first quarter of 1998, the Company retained the services of a major New York-based investment banker to assist the Company in raising additional capital through debt and/or equity offerings. The Company has currently made none of its scheduled payments on its $500,000 debt obligation to Value Partners, Ltd. ("VALUE PARTNERS"). As of May 12, 1998, Value Partners has not demanded payment. The Company is currently negotiating with Value Partners to restructure this obligation on more favorable terms to the Company; however, no assurance can be given that the Company will be able to restructure this obligation.

     Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     New Accounting Pronouncements

     The Company adopted SFAS No. 128, "Earnings Per Share", in 1997 and all prior years presented in the accompanying consolidated financial statements have been restated in accordance with SFAS No. 128. For all periods presented, basic and diluted earnings per share are the same as any dilutive securities had an antidilutive effect on earnings per share.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires the presentation of comprehensive income in an entity's financial statements. Comprehensive income represents all changes in equity of an entity during the reporting period, including net income and charges directly to equity which are excluded from net income (such as additional minimum pension liability changes, currency translation adjustments, unrealized gains and losses on available for sale securities, etc.). The Company adopted SFAS No. 130 during 1998 and the primary impact on its financial statements relates to foreign currency translation adjustments in connection with certain acquisitions (see Note 2).

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


(2)  ACQUISITIONS

     In February 1998, the Company commenced operations in The Netherlands through the acquisition of all of the outstanding stock of MathComp B.V. ("MATHCOMP"). The Company changed the name of MathComp to WorldPort Communications Europe, B.V. ("WORLDPORT EUROPE"). In connection with this acquisition, the Company issued 150,000 shares of the Company's common stock and was obligated to pay $250,000 in cash within 45 days of the closing of the acquisition. As of May 12, 1998, the Company has not paid the $250,000 cash payment. The former shareholder of MathComp is eligible to earn an additional 2,350,000 shares of the Company's common stock contingent upon the attainment of certain future revenue and gross margin requirements during the first and second quarters of 1999. In connection with the acquisition, the Company entered into a three-year employment agreement with the former shareholder of MathComp for an annual salary of approximately $90,000.

     In April 1998, the Company acquired the telecommunications assets and operations of InterContinental Exchange, Inc. ("ICX"), a licensed provider of international telecommunications services headquartered in the San Francisco Bay area, in exchange for 400,000 shares of the Company's common stock (of which 200,000 shares will be held pursuant to an escrow agreement for a period of eighteen months following the closing subject to the attainment of certain future revenue requirements and to indemnify the Company for certain representations and warranties). In addition, the Company entered into two-year employment agreements with three employees of ICX providing for annual salaries of $84,000 and issued options to purchase an aggregate of 120,000 shares of common stock at exercise prices ranging from $7.00 to $10.00 per share with a vesting period of one to two years.

(3)  COMMITMENTS AND CONTINGENCIES

     During the first quarter of 1998, the Company entered into employment agreements with seven executives of the Company providing for annual salaries ranging from $125,000 to $300,000, with additional provisions for discretionary bonuses based upon performance. In connection with these agreements, the Company issued options to purchase 1,400,000 shares of common stock to these executives at exercise prices ranging from $1.00 to $4.50 per share. Such options vest over a two to three year period. At the time of grant, these options were recorded in accordance with APB No.
     25. Additionally, the Company granted to an executive a total of 200,000 shares of common stock which resulted in a compensation charge of approximately $268,000 based on the fair value of the stock granted.

     On March 31, 1998, the Company amended its employment agreements with two executives who were previously granted a total of 1,000,000 shares of common stock. As a result of these amendments, the executives will purchase the 1,000,000 shares of common stock at $1.34 per share which is the fair value of the stock at that date. In connection with the purchase of these shares, the executives executed 24-month non-recourse promissory notes in the aggregate amount of $1,340,000 reduced by $125,000 in deferred salary payments due to the executives at March 31,1998.


(4)  STOCKHOLDERS' EQUITY

     During the first quarter of 1998, the Company initiated a private placement offering of its par value $0.0001 Series B Convertible Preferred Stock (the "SERIES B PREFERRED STOCK OFFERING") at $5.36 per share. The Series B Convertible Preferred Stock is convertible into shares of the Company's common stock at any time at the option of the holder at a rate of 4 shares of common stock for each share of preferred stock. Holders of Series B Convertible Preferred Stock have voting rights equal to 40 votes per share on all matters submitted to a vote of the stockholders of the Company. As of May 12, 1998, the Company has received approximately $12.4 million in proceeds from the sale of the Series B Convertible Preferred Stock, of which approximately $10.1 million was received as of March 31, 1998, and has converted approximately $1.2 million of Bridge Notes and accrued interest into the Series B Convertible Preferred Stock in exchange for an aggregate of 2,539,345 shares of the Company's Series B Convertible Preferred Stock.

     In May 1998, the Company sold 180,000 shares of its common stock at a price of $5.00 per share to an accredited investor in a private placement transaction.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


NOTE ON "FORWARD-LOOKING" STATEMENTS

The information set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in the Company's revenues and profitability (ii) prospective business opportunities and (iii) the Company's strategy for expanding its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends" or "expects". These forward-looking statements relate to the plans, objectives and expectations of WorldPort Communications, Inc. and subsidiaries (the "COMPANY") for future operations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

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

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included under Item 1 of this Form 10-QSB. In addition, reference should be made to the Financial Statements and Notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

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

During 1997 and the first quarter of 1998, the Company primarily provided calling card and other enhanced services products from its facility in Omaha, Nebraska. As the Company expands its global network and enters into new international service agreements, the Company intends to provide long distance services primarily to carriers, corporate customers and to distributors, marketers and resellers of telecommunications services.

Recent Developments

During 1998, the Company has:

   Committed to purchase 12 indefeasible rights of use ("IRUS") for STM-1 (155 Mb/s) capacity on four state-of-the-art undersea fiber optic cables under development by Global Crossing, Ltd., including 5 STM-1s (5 x 155 Mb/s) on Atlantic Crossing 1 ("AC-1"), a state-of-the-art, transatlantic fiber optic cable which is scheduled to commence service in mid-1998. The Company has committed to purchase 3 STM-1s (3 x 155 Mb/s) on Mid-Atlantic Crossing ("MAC"); 3 STM-1s (3 x 155 Mb/s) on Pan-American Crossing ("PAC"); and 1 STM-1 (1 x 155 Mb/s) on Pacific Crossing 1 ("PC-1"). These undersea cables are expected to provide the Company with high bandwidth transmission capacity linking the U.S., the Caribbean, Latin America and Asia.

   Entered into a Memorandum of Understanding to acquire EnerTel N.V., one of the major alternative telecommunications services providers in The Netherlands. EnerTel operates a fiber optic backbone network throughout The Netherlands, and it holds interconnection agreements with almost all of The Netherlands' regional and international telecom operators as well as with Cable and Wireless in the U.K., Belgacom in Belgium and Deutsche Telekom in Germany. Through these assets, EnerTel is expected to bring the Company competitive network access to the entire Dutch business community and to 5.5 million households.

   Through its wholly owned subsidiary, WorldPort Communications Europe, B.V. ("WORLDPORT EUROPE"), entered into an interconnection agreement with PTT Telecom, the national telephone company of The Netherlands. This agreement will enable the Company to physically connect its network with the network of PTT Telecom, and to originate and terminate traffic throughout The Netherlands via the PTT Telecom network.

   Acquired an International Simple Resale license in the United Kingdom that will permit the Company to deploy network infrastructure and commence the marketing of international long distance voice, data and multimedia services in the U.K. Additionally, the Company has applied for an International Facilities License which is expected to enable it to own international network facilities such as transatlantic fiber optic cable capacity, switching equipment and leased lines that land in the United Kingdom.

   Entered into a nationwide access and termination agreement with Westinghouse Communications, providing the Company with favorable origination and termination rates in the United States and selected international markets.

   Acquired the assets and operations of InterContinental Exchange, Inc. ("ICX"). ICX is a California-based provider of international long distance services primarily to customers in the U.S., Asia-Pacific and Latin America. ICX presently serves approximately 8,000 customers in Japan, Singapore, India, Netherlands Antilles, South Africa, Lebanon, The Netherlands, Germany, Venezuela and the United States, including distributors and international sales agents.

   Received proceeds of approximately $13.3 million in connection with the sale of its Series B Convertible Preferred Stock and common stock.

Acquisitions

In February 1998, the Company commenced operations in The Netherlands through the acquisition of all of the outstanding stock of MathComp B.V. ("MATHCOMP"). The Company changed the name of MathComp to WorldPort Communications Europe, B.V. ("WORLDPORT EUROPE") (the "WORLDPORT EUROPE ACQUISITION"). In connection with this acquisition, the Company issued 150,000 shares of the Company's common stock and was obligated to pay $250,000 in cash within 45 days of the closing of the acquisition. As of May 12, 1998, the Company has not paid the $250,000 cash payment. The former shareholder of MathComp is eligible to earn an additional 2,350,000 shares of the Company's common stock contingent upon the attainment of certain future revenue and gross margin requirements during the first and second quarters of 1999. In connection with the acquisition, the Company entered into a three-year employment agreement with the former shareholder of MathComp for an annual salary of approximately $90,000.

In April 1998, the Company acquired the telecommunications assets and operations of ICX, a licensed provider of international telecommunications services headquartered in the San Francisco Bay area in exchange for 400,000 shares of the Company's common stock (of which 200,000 shares will be held pursuant to an escrow agreement for a period of eighteen months following the closing subject to the attainment of certain future revenue requirements and to indemnify the Company for certain representations and warranties). In addition, the Company entered into two-year employment agreements with three employees of ICX providing for annual salaries of $84,000 and issued options to purchase an aggregate of 120,000 shares of common stock at exercise prices ranging from $7.00 to $10.00 per share with a vesting period of one to two years.

Results of Operations

Prior to its acquisition of the assets and ongoing operations of Telenational Communications Limited Partnership ("TNC") in June 1997 (the "TNC ACQUISITION") and the Wallace Wade Company ("WWC") in July 1997 (the "WWC ACQUISITION"), the Company was a development stage company that had not generated revenues other than interest income since inception. During the three months ended March 31, 1998 and 1997, the Company incurred losses of $(3,005,327) and $(262,294), respectively. Included in the losses incurred during 1998 are the operating results of TNC and WWC subsequent to the closing of the TNC Acquisition and the WWC Acquisition. WWC's operating revenues and expenses did not have a material impact on the operating revenues and expenses of the Company in 1998. Prior to the TNC Acquisition, TNC had experienced a history of operating losses and cash flow deficiencies. Subsequent to the closing of the TNC Acquisition, revenues from the operations declined, primarily as a result of the Company's shift in focus toward higher-margin product lines in new international markets.

To address and remedy these historical operating losses and to increase the competitiveness, revenues and gross margins of the assets and operations acquired in the TNC Acquisition, since the acquisition, the Company has sought to (i) institute new financial controls, (ii) enhance the technical capabilities of its switching center, calling card platform and operator services center in Omaha, (iii) negotiate more favorable carrier vendor contracts, (iv) recruit additional qualified operational and technical management for its Omaha facility, (v) develop new calling card distribution channels in ethnic markets in the U.S. and in new international markets and (vi) develop new products and services such as multi-lingual operator services targeted at carrier customers.
 While the Company believes these cost-reduction and revenue-enhancing initiatives will have a positive impact on its future operating results, the Company anticipates that it will continue to incur operating losses and cash flow deficiencies for the foreseeable future. See "LIQUIDITY AND CAPITAL RESOURCES".

Revenues

Revenues increased to $948,188 from $0 for the three months ended March 31, 1998 and 1997, respectively. The increase in revenues was due solely to the inclusion of the results of operations of the TNC assets subsequent to the
closing of the TNC Acquisition in June 1997.   The acquisition of WorldPort
Europe did not have an impact on revenues as WorldPort Europe is in the process of completing the installation and testing of its network.

Gross Margin

Gross margin increased to $57,377 from $0 for the three months ended March 31, 1998 and 1997, respectively. The increase in gross margin was due to the inclusion of the results of operations of the TNC assets subsequent to the closing of the TNC Acquisition in June 1997 offset by the costs of testing the network of WorldPort Europe.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $2,255,170 from $288,970 for the three months ended March 31, 1998 and 1997, respectively. The increase was due primarily to (i) increased business development and acquisition activity, (ii) the relocation of the Company's corporate offices from Houston, Texas to Kennesaw, Georgia, (iii) the expansion of the Company's executive management team, (iv) certain non-recurring compensation charges associated with the granting of restricted stock and certain options to certain members of the Company's management team and (v) the inclusion of the selling, general and administrative expenses associated with the operation of the TNC assets subsequent to the closing of the TNC Acquisition in June 1997.

Depreciation and Amortization

Depreciation and amortization expense increased to $631,226 from $0 for the three months ended March 31, 1998 and 1997, respectively. The increase was due to (i) depreciation of the assets acquired in connection with the TNC Acquisition, (ii) amortization of goodwill and other intangible assets associated with the TNC Acquisition, the WWC Acquisition and the WorldPort Europe Acquisition and (iii) depreciation of additional switching and peripheral equipment acquired during 1997 and 1998.

Interest Expense

Interest expense increased to $176,308 from $3,283 for the three months ended March 31, 1998 and 1997, respectively. The increase in interest expense is due to (i) the debt assumed by the Company in connection with the TNC Acquisition,
(ii) the acquisition of switching equipment subject to capital lease and (iii) borrowings for working capital purposes pursuant to certain short-term promissory notes. See "LIQUIDITY AND CAPITAL RESOURCES".

Liquidity and Capital Resources

The Company is an emerging international telecommunications services provider which is executing a global business plan which requires substantial capital. The Company has operated at a loss since its inception and expects to continue to incur operating losses in the near future. Funding of the current and future operating losses and expansion of the Company will require substantial continuing capital investment. The Company's strategy is to fund these cash requirements through debt facilities or additional equity financing. Although the Company has been able to arrange debt facilities and equity financing to date, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to the Company. Substantial additional debt or equity financing may be needed for the Company to achieve its short-term and long-term business objectives. Failure to obtain sufficient capital could materially affect the Company's acquisition and operating strategies. The Company expects that future financing will include debt and/or equity placements; however, no assurance can be given that the Company will be able to obtain additional financing on reasonable terms, if at all.

As of March 31, 1998, the Company has a working capital surplus of $2,805,622 compared to a working capital deficit of $4,142,742 at December 31, 1997. The working capital surplus at March 31, 1998 is due to the proceeds received from the issuance of 2,112,106 shares of the Company's Series B Convertible Preferred Stock offset by (i) the payment of certain liabilities assumed in conjunction with the TNC Acquisition and the WorldPort Europe Acquisition, the majority of which were trade payables and short-term debt obligations, (ii) the issuance of a note payable in connection with the WWC Acquisition, (iii) the acquisition of additional switching and peripheral equipment, the majority of which is being financed pursuant to a lease, (iv) borrowings pursuant to certain short-term promissory notes and (v) the operating losses of the Company. Trade receivables increased to $471,751 at March 31, 1998 from $368,848 at December 31, 1997.

Operations used $3,075,953 during the three months ended March 31, 1998 compared to $207,652 during the three months ended March 31, 1997 due primarily to the
(i) operating losses (ii) increased business development and acquis6ition activity, (iii) relocation of the Company's corporate offices and (iv) expansion of the Company's executive management team.

Investing activities used $298,497 during the three months ended March 31, 1998 compared to providing $800,000 during the three months ended March 31, 1997. Investing activities during the three months ended March 31, 1998 consisted primarily of cash paid in connection with the WorldPort Europe Acquisition and increased capital spending. Investing activities during the three months ended March 31, 1997 consisted of the collection of a note receivable from Global Star International, Inc.

Financing activities generated $9,683,137 during the three months ended March 31, 1998 compared to $12,250 during the three months ended March 31, 1997. Financing activities during the three months ended March 31, 1998 consisted primarily of proceeds from the issuance of 2,112,106 shares of the Company's Series B Convertible Preferred Stock offset by repayment of certain short-term notes payable.

In addition to trade payables and vendor obligations assumed in connection with the TNC Acquisition, the Company assumed a secured promissory note payable to Value Partners, Ltd. ("VALUE PARTNERS") which was payable in installments of $100,000 per month plus accrued interest at a rate of 14% per annum beginning September 1, 1997. The note is secured by all of the assets acquired by the Company in connection with the TNC Acquisition. The Company has made none of the scheduled payments on this note and as of May 12, 1998, Value Partners has not demanded payment on the note. The Company is currently negotiating with Value Partners to restructure this obligation on more favorable terms to the Company; however, no assurance can be given that the Company will be able to restructure this obligation.

In September 1997, the Company entered into an arrangement with Maroon Bells Capital Partners, Inc. ("MBCP") whereby MBCP would arrange for the Company to borrow from MBCP and certain of its affiliated entities pursuant to certain promissory notes (the "BRIDGE NOTES"). The Bridge Notes bore interest at 10% per annum, matured on December 31, 1997 and were convertible into equity in the
Company on terms to be negotiated in good faith.   As of December 31, 1997, the
Company had $1,556,250 in Bridge Notes outstanding. During the first quarter of 1998, approximately $1.2 million of the Bridge Notes and accrued interest were converted into equity in the Company. The remaining portion of the Bridge Notes were repaid in cash.

During the first quarter of 1998, the Company initiated a private placement offering of its Series B Convertible Preferred Stock (the "SERIES B PREFERRED STOCK OFFERING") at $5.36 per share. The Series B Convertible Preferred Stock is convertible into shares of the Company's common stock at any time at the option of the holder at a rate of 4 shares of common stock for each share of preferred stock. Holders of Series B Convertible Preferred Stock have voting rights equal to 40 votes per share on all matters submitted to a vote of the stockholders of the Company. As of May 12, 1998, the Company has received approximately $12.4 million in proceeds from the sale of the Series B Convertible Preferred Stock and has converted approximately $1.2 million of notes payable and accrued interest into the Series B Convertible Preferred Stock.

As described in "RECENT DEVELOPMENTS", the Company has entered into a number of agreements, contracts and other business relationships which will require the Company to expend capital resources. The Company is also currently involved in discussions with respect to potential transactions which could include acquisitions requiring the issuance of Company securities or other significant obligations; however, there can be no assurance that the Company will be successful in consummating any of these potential transactions. While the impact on the Company's requirements for working capital and capital expenditures of each of the items described in "RECENT DEVELOPMENTS" cannot be specifically determined at this time due to variables associated with the scope and timing of implementation of these contracts and agreements, the Company estimates that it will require approximately $350 million in additional funding during 1998 to satisfy its obligations related to the items described in "RECENT DEVELOPMENTS" as well as other potential transactions contemplated by the Company.


During 1998, the Company has received approximately $12.4 million in proceeds from the sale of its Series B Convertible Preferred Stock and $900,000 from the sale of its common stock. In addition, the Company successfully increased its lease financing facility to $13 million for the purchase of additional infrastructure equipment. These proceeds and financial resources, while significant, will be insufficient to enable the Company to meet its obligations pursuant to the business relationships into which it has entered. Further, the Company does not currently generate positive cash flow and will not do so until it has completed a significant portion of its global network development and has implemented its sales and marketing strategy. As such, the Company will be required to seek additional financing in order to implement its business plan and to meet its obligations pursuant to the business relationships into which it has entered. Accordingly, the Company has recently signed an advisory agreement with a Wall Street investment-banking firm, pursuant to which the investment banker intends to advise the Company with regard to future financing options; however, there can be no assurance that the Company will be able to obtain the additional financing it requires on reasonable terms, if at all.

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

On April 17, 1998, the Company was served with a summons and complaint from MC Liquidating Corporation f/k/a MIDCOM Communications, Inc. ("MIDCOM"). Both the Company and Telenational Communications, Inc., its wholly-owned subsidiary are named as defendants, as are Telenational Communications Limited Partnership, the entity from which the Company acquired the TNC operations in June 1997 ("TCLP") and Edmund Blankenau, a principal of TCLP and a director of the Company. In its complaint, filed on April 8, 1998 in the U.S. Bankruptcy Court for the Eastern District of Michigan, Southern Division, MIDCOM seeks payment of over $600,000 for services allegedly provided to TCLP and the Company, together with other damages, attorney fees and costs. The Company is attempting to negotiate an extension to its time to respond to this complaint.

On April 13, 1998, John Dalton, a director and the former President and Chief Executive Officer of the Company ("Dalton") filed a complaint in the District Court of Harris County Texas against the Company, MBCP, Paul A. Moore, the Chairman of the Company's Board of Directors and the Company's Chief Executive Officer, Phillip S. Magiera, a director and the Chief Financial Officer and Secretary of the Company, Dan Wickersham, the President and Chief Operating Officer of the Company and Theodore H. Swindells, a principal of MBCP (collectively, the "Defendants"). Dalton's employment as President and Chief Executive Officer of the Company was terminated effective April 6, 1998. The complaint alleges, among other things, breach of contract, tortious interference and breach of fiduciary duties in connection with the Company and the termination of Dalton's employment. Dalton is seeking unspecified damages from the Defendants as well as attorneys fees, expenses and interest.

The Company believes that the allegations in the complaint are without merit and the Defendants, including the Company, intend to vigorously defend the action. Further, the Company has notified Dalton of its intention to seek rescission of the WWC Acquisition and the cancellation of all shares of the Company's capital stock previously issued to Dalton, since the Company believes that the WWC Acquisition was induced by fraud. The Company has sent to Dalton a Demand for Arbitration pursuant to the Merger Agreement executed by. Dalton, WWC, the Company and WorldPort Acquisition, Inc. and the Employment Agreement between Dalton and the Company, as provided by such agreements.

ITEM 2.  CHANGES IN SECURITIES

The following securities have been issued or sold without registration under the Securities Act of 1933, as amended, (the "SECURITIES ACT") during the three months ended March 31, 1998. The sales described below were to "accredited investors" as defined in Regulation D promulgated under the Securities Act and were exempt under Section 4(2) of the Securities Act:

During the first quarter of 1998, the Company initiated a private placement offering of its Series B Convertible Preferred Stock (the "SERIES B PREFERRED STOCK OFFERING") at $5.36 per share. The Series B Convertible Preferred Stock is convertible into shares of the Company's common stock at any time at the option of the holder at a rate of 4 shares of common stock for each share of preferred stock. Holders of Series B Convertible Preferred Stock have voting rights equal to 40 votes per share on all matters submitted to a vote of the stockholders of the Company. No public market exists for the Company's Series B Convertible Preferred Stock and none is expected to develop as a result of the Series B Preferred Stock Offering. As of May 12, 1998, the Company has received approximately $12.4 million in proceeds from the sale of the Series B Convertible Preferred Stock and has converted approximately $1.2 million of notes payable and accrued interest into the Series B Convertible Preferred Stock in exchange for an aggregate of 2,539,345 shares of the Company's Series B Convertible Preferred Stock. The Company is continuing to offer its Series B Convertible Preferred Stock to accredited investors.

In May 1998, the Company sold 180,000 shares of its common stock at a price of $5.00 per share to an accredited investor in a private placement transaction.

In connection with the WorldPort Europe Acquisition in February 1998, the Company issued 150,000 shares of the Company's common stock to the seller. Additionally, in connection with the acquisition of the assets and operations of IX in April 1998, the company issued 400,000 shares of its common stock to ICX (of which 200,000 shares will be held pursuant to an escrow agreement for a period of eighteen months following the closing subject to the attainment of certain future revenue requirements and to indemnify the Company for certain representations and warranties.)

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company has made none of the scheduled payments on its note to Value Partners. As of May 12, 1998, Value Partners has not demanded payment on the note. The Company is currently negotiating with Value Partners to restructure this obligation on more favorable terms to the Company; however, no assurance can be given that the Company will be able to restructure this obligation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

                 Exhibit No.               Description

                     4.1 Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock of the Company dated March 6, 1998.
                    10.1 Employment Agreement by and between Phillip S. Magiera and the Company dated January 1, 1998.

                     10.1(a) Amendment No. 1, dated as of March 31, 1998, to the Employment Agreement by and between Phillip S. Magiera and the Company dated January 1, 1998.
                    10.2 Employment Agreement by and between Paul A. Moore and the Company dated January 1, 1998.

                     10.2(a) Amendment No. 1, dated as of March 31, 1998, to the Employment Agreement by and between Paul A. Moore and the Company dated January 1, 1998.

                    10.3 Employment Agreement by and between Bahman Zolfagharpour and WorldPort
                              Communications Europe dated
                              February 4, 1998.

                    10.4 Employment Agreement by and between Daniel G. Lazarek and the Company dated February 16, 1998.
                    10.5 Employment Agreement by and between Daniel M. Wickersham and the Company dated February 18, 1998.

                    10.6 Employment Agreement by and between Jim Hendrickson and the Company dated February 27, 1998.
                    10.7 Employment Agreement by and between James M. Sever and the Company dated February 27, 1998.

                    10.8 Employment Agreement by and between Donald C. Wright and the Company dated February 27, 1998.
                    10.9 Employment Agreement by and between Thomas J. Bruner and the Company dated March 23, 1998.

                    10.10 Employment Agreement by and between Christopher Canfield and the Company dated March 23, 1998.

                 Exhibit No.               Description


                    10.11     Sale  and Transfer  of Shares  in the
                              Capital  of  MathComp   B.  V.  dated
                              February 13, 1998.
                    27.1      Financial Data Schedule


Reports on Form 8-K

No Current Reports on Form 8-K were filed during the period covered by this Report.







SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              WORLDPORT COMMUNICATIONS, INC.




Date:  May 14, 1998              By:  /s/ Phillip S. Magiera

                                 Phillip S. Magiera
                                 Chief Financial Officer and Secretary