Form 10KSB/A
period 1997-12-31
WORLDPORT COMMUNICATIONS INC
filed 1998-07-09
CIK 857847

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-KSB/A

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

                       4.1 Certificate of Designation of Series A Preferred Stock of the Company dated November 12, 1997 previously filed with Form 10-KSB for the fiscal year ended December 31, 1997, and incorporated herein by reference.

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

                      10.30** Carrier Agreement (800 Origination) dated October 23, 1997 between Operador Protel, S.A. de C.V. and WorldPort Communications, Inc.

                      10.31** Service Contract dated November 12, 1997 between All American Cables and Radio, Inc. and WorldPort Communications, Inc.

                      10.32**    Commission Agreement dated November 12,
                                 1997  between  ARBITEL  and   WorldPort
                                 Communications, Inc.

                      10.33** Carrier Service Agreement, effective as of January 1, 1997, between Telenational Communications Limited Partnership (the
                                 predecessor     to          Telenational
                                 Communications,  Inc.,  a   wholly-owned
                                 subsidiary  of WorldPort Communications,
                                 Inc.)  and  Telenational  Communications
                                 Dutschland Limited Partnership.

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

                       23.1      Consent   of  Arthur   Andersen  LLP,
                                 Independent Public Accountants previously filed with Form 10-KSB for the fiscal year ended December 31, 1997, and incorporated herein by reference.

                       27.1 Financial Data Schedule previously filed with Form 10-KSB for the fiscal year ended December 31, 1997, and incorporated herein by reference.

  **Filed herewith - confidential treatment has been requested for portions of these documents.

  (b) No Current Reports on Form 8-K were filed during the last quarter of the period covered by this Report.





                                    SIGNATURES


  Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Dated this 14th day of May, 1998

                                WORLDPORT COMMUNICATIONS, INC.



                                By   /s/  Phillip S. Magiera
                                    Phillip S. Magiera

                                    Chief Financial Officer and Secretary