Form 10QSB
period 1998-06-30
WORLDPORT COMMUNICATIONS INC
filed 1998-08-14
CIK 857847

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-QSB


                 Quarterly Report under Section 13 or
                 15(d) of the Securities Exchange Act     X
                 of 1934 for the quarterly period
                 ended June 30, 1998

                                Or

                 Transition Report under Section 13
                 or 15(d) of the Securities Exchange
                 Act of 1934 for the transition
                 period from _________ to ___________


                Commission File Number 33-32341-D

                  WORLDPORT COMMUNICATIONS, INC.
 (Name of Small Business Registrant as Specified in its Charter)


 Delaware                                          84-1127336
 (State or other jurisdiction of           (IRS Employer ID Number)
  incorporation of organization)

  1825 Barrett Lakes Center.,
   Suite 100, Kennesaw, Georgia                      30144
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

                              YES  [ X ] NO  [    ]




     As of August 7, 1998, the Registrant had 18,096,485 shares of Common Stock par value $0.0001 outstanding.


                  Transitional Small Business Disclosure Format
                                  (Check one):

                             Yes [   ]      No [ X ]




                WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                              TABLE OF CONTENTS

                                                                           Page

PART I - FINANCIAL INFORMATION

            Item  Financial Statements
            1.

                  Condensed Consolidated Balance Sheets as of
                  June 30, 1998 and December 31, 1997   . . . . . . . .   3
                  . . . . . . . . . . . . . . . . . . . . . . . . . . .
                  . . .

                  Condensed Consolidated Statements of Operations
                  for the Three and Six Months Ended June 30,
                  1998 and 1997  . . . . . . . . . . . . . . . . . . .    4
                  . . . . . . . . . . . . . . . . . . . . . . . . . . .
                  . . . . . . . . . . . . .

                  Condensed Consolidated Statements of Cash Flows
                  for the Six Months Ended June 30, 1998 and 1997 . . .   5
                  . . . . . . . . . . . . . . . . . . . . . . . . . . .
                  .

                  Notes to Condensed Consolidated Financial Statements    6
                  . . . . . . . . . . . . . . . . . . . . . . . . . . .

            Item  Management's Discussion and Analysis of
            2.    Financial Condition and Results of Operations   . . .   9
                  . . . . . . . . . . . . . . . . . . . . . . . . . . .
                  . . .


PART II - OTHER INFORMATION

            Item  Legal Proceedings  . . . . . . . . . . . . . . . . .   18
            1.    . . . . . . . . . . . . . . . . . . . . . . . . . . .
                  . . . . . . . . . . . .

            Item  Changes in Securities . . . . . . . . . . . . . . . .  18
            2.    . . . . . . . . . . . . . . . . . . . . . . . . . . .
                  . . . . . . . . . . .

            Item  Defaults Upon Senior Securities  . . . . . . . . . .   19
            3.    . . . . . . . . . . . . . . . . . . . . . . . . . . .
                  . . . . . . . .

            Item  Submission of Matters to a Vote of Security Holders    19
            4.    . . . . . . . . . . . . . . . . . . . . . . . . . . .
                  . .

            Item  Other Information  . . . . . . . . . . . . . . . . .   19
            5.    . . . . . . . . . . . . . . . . . . . . . . . . . . .
                  . . . . . . . . . . . .

            Item  Exhibits and Reports on Form 8-K  . . . . . . . . . .  19
            6.    . . . . . . . . . . . . . . . . . . . . . . . . . . .
                  . . . . . .


SIGNATURE                                                           21


                         PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                ASSETS

                                                                                             June 30,              December 31,
                                                                                                  1998                 1997


                                                                                              (Unaudited)
             CURRENT ASSETS:
                  Cash and cash equivalents                                                      $ 11,122,000            $ 179,271
                  Accounts receivable, net of allowance for doubtful accounts
                        of $362,160 and $14,610 respectively                                        4,443,938              368,848
                  Prepaid expenses  and other current assets                                        7,814,054               67,438
                                 Total current assets                                              23,379,992              615,557
             PROPERTY AND EQUIPMENT, net                                                           68,363,124            5,031,858

             OTHER ASSETS:
                  Intangibles, net                                                                 72,423,175            6,292,411
                  Other assets, net                                                                10,426,226            1,257,451
                                 TOTAL ASSETS                                                   $ 174,592,517         $ 13,197,277

                                                  LIABILITIES AND STOCKHOLDERS' EQUITY

             CURRENT LIABILITIES:
                  Accounts payable                                                             $ 14,072,239             $1,391,519
                  Accrued expenses                                                                8,254,092              1,292,261
                  Short-term note payable                                                           552,265                500,000
               Bridge loan facility                                                             106,266,976              -
                  Current portion of notes payable   related parties                                175,000                540,000
                  Current portion of obligations under capital leases                             1,637,894                936,992
                  Other current liabilities                                                       2,657,905                 97,527
                                 Total current liabilities                                      133,616,371              4,758,299

             NOTES PAYABLE   RELATED PARTIES, net of current portion                              -                    1,191,250
             LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES, net of current portion                  14,608,028              3,005,894

             OTHER LONG-TERM LIABILITIES                                                            949,844                 86,584
             COMMITMENTS AND CONTINGENCIES (Note 4)

             STOCKHOLDERS' EQUITY
                  Undesignated preferred stock, $0.0001 par value, 6,250,000 shares
                     authorized,  no shares issued and outstanding                                 -                             _
                  Series A preferred stock, $0.0001 par value, 750,000 shares authorized, 493,889 shares issued and outstanding in
                     1998 and 1997                                                                       49                ____49_
                  Series B preferred stock, $0.0001 par value, 3,000,000 shares authorized, 2,962,687 and no shares issued and outstanding in
                     1998 and 1997, respectively                                                        296           -         _
                  Common stock, $0.0001 par value, 65,000,000 shares authorized,
                     17,079,965 and 16,033,333 shares issued and outstanding, in
                     1998 and 1997, respectively                                                      1,708                1,603
               Warrants                                                                          13,965,787           -
                  Additional paid-in capital                                                     27,073,670             7,953,631_
                  Amounts due from stockholders                                                   (2,286,426)         -         _
                  Cumulative translation adjustment                                                 (302,110)         -         _
               Unamortized compensation expense                                                     (755,857)
                  Accumulated deficit                                                            (12,278,843)          (3,800,033)
                                 Total stockholders' equity                                      25,418,274             4,155,250_
                                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 174,592,517          $ 13,197,277_

   The accompanying notes are an integral part of these consolidated financial statements.




                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                       Three Months Ended                 Six Months Ended
                                                                                   June 30                           June 30

                                                                     1998             1997             1998             1997

             REVENUES                                            $ 1,715,505        $ 188,549      $ 2,663,693        $ 188,549

             COST OF SERVICES                                      1,616,675          194,412        2,507,486          194,412

                  Gross margin                                        98,830           (5,863)         156,207           (5,863)

             OPERATING EXPENSES:
                  Selling, general and
                     administrative expenses                       3,996,909         363,679         6,252,079          652,648
                  Depreciation and amortization                      865,936          29,770         1,497,162           29,770

                  Operating loss                                   (4,764,015)      (399,312)        (7,593,034)       (688,281)

             OTHER INCOME (EXPENSE):
                  Interest income                                     35,641          29,827            35,641           59,786
                  Interest expense                                   (700,658)        (5,741)          (876,966)         (9,025)
                                                                     (665,017)        24,086           (841,325)         50,761

             NET LOSS                                            $ (5,429,032)     $ (375,226)     $ (8,434,359)     $ (637,520)

             BASIC AND DILUTED NET LOSS PER SHARE                   $            $       (0.03)       $            $       (0.06)
                                                                        (0.32)                            (0.51)

             WEIGHTED AVERAGE
                  SHARES OUTSTANDING                                16,828,927       11,185,532       16,401,686       10,377,763



   The accompanying notes are an integral part of these consolidated financial statements.




                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                                            Six Months Ended
                                                                                                   June 30,

                                                                                            1998             1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                               $ (8,434,359)    $     (637,520)
Adjustments to reconcile net loss to net cash
     used by operating activities -
          Depreciation and amortization                                                   1,497,162             29,770
    Amortization of warrants                                                                262,763             -
          Compensation charge                                                               587,271             -
          (Increase) decrease in accounts receivable                                       (391,896)            10,614
          (Increase) in prepaid expenses and other assets                                  (477,226)           (84,480)
          Increase in accounts payable and accrued
               expenses and other liabilities                                               666,297             21,797
                    Net cash used in operating activities                                (6,289,988)          (659,819)

CASH FLOWS FROM INVESTING ACTIVITIES:
          Cash paid in connection with acquisitions                                    (113,949,890)        (1,178,000)
          Issuance of notes receivable                                                    -                   (100,000)
          Collection of notes receivable                                                  -                  1,108,333

    Deposits paid in conjunction with new business alliances                             (1,237,500)           -
          Capital expenditures                                                             (126,086)          (68,620)


                    Net cash used in investing activities                              (115,313,476)         (238,287)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from bridge loan                                                           120,000,000            -
    Principal payments on note payable   related party                                     (365,000)           -
    Principal payments on short-term debt                                                  -                 (262,278)

    Payments on obligations under capital leases                                          (497,528)            -
    Proceeds from issuance of preferred stock                                           12,508,721              -
    Proceeds from issuance of common stock, net of offering expenses                       900,000             12,250

                    Net cash provided by financing activities                          132,546,193           (250,028)

NET INCREASE (DECREASE) IN CASH                                                          10,942,729            (1,148,134)

CASH AND CASH EQUIVALENTS, beginning of the period                                          179,271            1,552,829
CASH AND CASH EQUIVALENTS, end of the period                                           $ 11,122,000       $      404,695

CASH PAID DURING THE PERIOD FOR INTEREST                                              $      378,546      $       26,989


CASH PAID DURING THE PERIOD FOR INCOME TAXES                                          $         -      $         -

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

          Conversion of note payable for 1,680,000 shares of common stock             $        -           $     420,000

          Conversion of notes payable   related parties and accrued interest for
             230,627 shares of Series B preferred stock                               $   1,236,165        $         -

          Issuance of 250,000 shares of Series B preferred stock for notes            $   1,017,500        $         -
             receivable
          Stock issued in ICX acquisition                                             $     536,000        $         -

          Assets acquired under capital lease                                         $   1,985,564        $         -


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

     In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1998, and the results of operations for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997. The results of operations for the three and six months ended June 30, 1998 and 1997 are not necessarily indicative of the operating results for the full years.

Financial Condition

     The Company is subject to various risks in connection with the operation of its business including, among other things, (i) changes in external competitive market factors, (ii) termination of certain operating agreements or inability to enter into additional operating agreements,
     (iii) inability to satisfy anticipated working capital or other cash requirements, (iv) changes in or developments under domestic or foreign laws, regulations, licensing requirements or telecommunications standards,
     (v) changes in the availability of transmission facilities, (vi) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market, (vii) various competitive factors that may prevent the Company from competing successfully in the marketplace, (viii) the Company's lack of liquidity and its ability to raise additional capital, (ix) loss of services of key executive officers and (x) loss of a customer which provides significant revenues to the Company. During 1997, the Company's first year of operations as an international telecommunications services provider, the Company incurred losses of approximately $3.5 million. For the six months ended June 30, 1998, the Company incurred losses of approximately $8.4 million and expects to continue to incur operating losses in the near future and has an accumulated deficit of approximately $12.3 million as of June 30, 1998 as well as a working capital deficit of approximately $110.2 million. Funding of the Company's working capital deficit, current and future operating losses and expansion of the Company will require substantial continuing capital investment. The Company's strategy is to fund these cash requirements through debt facilities and additional equity financing. Although the Company has been able to arrange debt facilities or equity financing to date, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to the Company. Failure to obtain sufficient capital could materially affect the Company's acquisition and operating strategies.

     During June 1998 the Company obtained $120 million in interim financing (the "Interim Loan") for purposes of completing the acquisition of EnerTel N.V. ("EnerTel"). During 1998, the Company raised approximately $13.5 million and $1 million in connection with the sale of its Series B convertible preferred stock and common stock, respectively (see Note 5) and converted approximately $1.2 million in notes payable to related parties into its Series B convertible preferred stock. The Company also increased its existing lease financing facility to provide up to $30,000,000 in infrastructure financing. The Company has not made any of its scheduled payments on its $500,000 debt obligation to Value Partners, Ltd. ("Value Partners"). The Company is currently renegotiating this debt obligation, and has reached tentative agreement with Value Partners on revised terms.

     Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

(2)  LOSS PER SHARE

     The Company adopted SFAS No. 128, "Earnings Per Share" in 1997. For all periods presented, basic and diluted earnings per share are the same as any dilutive securities had an antidilutive effect on earnings per share.

(3)  ACQUISITIONS

     In April 1998, the Company acquired the telecommunications assets and operations of InterContinental Exchange, Inc. ("ICX"), a licensed provider of international telecommunications services headquartered in the San Francisco Bay area, in exchange for 400,000 shares of the Company's common
     stock.   200,000 shares are being held in escrow for a period of eighteen months following the closing subject to the attainment of certain future revenue requirements and to indemnify the Company for certain representations and warranties.

     In June 1998, the Company acquired EnerTel N.V., which holds a national infrastructure license and operates a telcommunications network in The Netherlands for consideration of 186 million Dutch guilders (approximately $92 million) and the repayment of certain Enertel indebtedness of approximately $17 million. The company has agreed to sell, in transactions expected to close in August 1998, a 15% interest in Enertel to former shareholders of Enertel for approximately $13.5 million. Beginning in 1996, EnerTel deployed a nationwide backbone fiber optic network utilizing fiber optic capacity leased from its consortium members in order to provide domestic and international long distance services to business and residential customers in The Netherlands. EnerTel operates a network backbone of approximately 1,100 km of fiber optic cable. Additionally, EnerTel has interconnection and service agreements with KPN Telecom, Global One Communications B.V., Belgacom S.A., and Cable & Wireless, plc, that provide EnerTel with direct termination services in Germany, Belgium, and the United Kingdom. The Company anticipates selling a portion of the Bel 1600 division of EnerTel, which provides indirect access services to residential subscribers, during 1998.

     Both acquisitions were accounted for under the purchase method of accounting. The purchase price was allocated to the underlying assets purchased and liabilities assumed based on their estimated fair market values at acquisition date.

     The following table summarizes the net assets purchased in connection with the acquisitions and the amount attributable to cost in excess of net assets acquired (in thousands):


                                                 EnerTel             ICX
 Working capital                              $    (541)        $    (58)
 Property, plant, and equipment                  61,975              169
 Other assets                                       930               28
 Non-current liabilities                        (11,696)             (39)
 Customer base                                        0              472
 Goodwill                                        66,117                0


     The preliminary estimate of net assets acquired represents management's best estimate based on currently available information; however, such estimate may be revised up to one year from the acquisition date. Customer bases will be amortized over 5 years and the goodwill will be amortized over 20 years.

     In May 1998, the Company entered into a definitive agreement (subsequently modified in July 1998) for the acquisition of International InterConnect, Inc. ("IIC"). IIC specializes in providing international long distance services primarily to Latin America. Additionally, IIC is now initiating international private line services. IIC's services are marketed through international distributors primarily in Latin America. The acquisition closed in July 1998. The purchase consideration was 772,727 shares of the Company's common stock, of which 38,500 are held in escrow, and $750,000 cash plus net working capital at closing (to be settled in shares).

     In May 1998, the Company entered into a definitive agreement (subsequently modified in July 1998) for the acquisition of all of the issued and outstanding capital stock of All AmericaCables and Radio, Inc., ("AACR") for consideration of $31.5 million, 300,000 shares of the Company's common stock and repayment of AACR indebtedness of approximately $12 million. The shares will be delivered into escrow to secure the indemnification obligations of the former AACR shareholders under the acquisition documents for a period of one-year following the closing. AACR is a licensed public telephone operator in the Dominican Republic as well as a provider of international long distance, leased line, microwaves, satellite, telex and wireless services in the Dominican Republic. Additionally, AACR holds a license to provide PCS services, for which the Company anticipates building out a network during the next twelve months. The acquisition is expected to close in the third quarter of 1998.

     In June 1998, the Company entered into a definitive agreement for the acquisition of the outstanding capital stock of Campuslink Communication Systems, Inc. ("Campuslink") for consideration of $15 million in cash, 2,000,000 shares of the Company's common stock and warrants exercisable for 1,000,000 shares of the Company's common stock at $4 per share. Campuslink provides design, installation, and management of integrated telecommunications systems to colleges, universities, and other institutional campuses. The acquisition is expected to close in the third quarter of 1998.


(4)  COMMITMENTS AND CONTINGENCIES

     Employment Agreements

     As of April 1, 1998, the Company amended its employment agreements with two executives who were previously granted the right to purchase a total of 1,000,000 shares of common stock. As a result of these amendments, the executives will purchase 250,000 shares of Series B preferred stock at $5.36 per share which is the fair value of the stock at that date. In connection with the purchase of these shares, the executives executed 24-month non-recourse promissory notes in the aggregate amount of $1,017,500 secured by pledges of the stock purchased. The promissory notes accrue interest at an annual rate of 9%, with monthly payments of principal and accrued interest beginning September 1, 1998.

     Bridge Loan Facility

     To finance the EnerTel acquisition, the Company entered into a $120 million bridge loan facility with a consortium of banks effective June 23, 1998, the terms of which also included the issuance of warrants exercisable for
     1,644,969 shares of common stock at a price per share of $0.01.   The fair
     market value of these warrants ($14.0 million) is reflected as a reduction in the principal amount of the notes. This amount is being amortized to interest expense over the life of the loan (1 year). At such time as the facility is repaid, the remaining unamortized portion of the value of the warrants will be expensed. The bridge loan, which matures on June 23, 1999, includes certain negative and affirmative covenants and is secured by a lien on substantially all of the assets of the Company and certain of its subsidiaries and a pledge of the capital stock of certain of the Company's subsidiaries. It is anticipated that this facility will be repaid with a portion of the proceeds of a current offering of Units, consisting of Senior Notes and attached Warrants, that is expected to close in the third quarter of 1998 (the "Offering"). The remaining proceeds will be utilized to pay the cash portion of the aforementioned pending acquisitions as well as meet a portion of the capital expenditure requirements associated with the Company's network build-out and working capital needs. See Management's
     Discussion and Analysis   Liquidity and Capital Resources for further
     discussion.


(5)  STOCKHOLDERS' EQUITY

     During 1998, the Company raised approximately $13.5 million, of which approximately $12.5 million was received as of June 30, 1998, in a private placement offering of its par value $0.0001 Series B convertible preferred stock at $5.36 per share. The Series B Convertible Preferred Stock is convertible into shares of the Company's common stock at any time at the option of the holder at a rate of 4 shares of common stock for each share of preferred stock. Holders of Series B convertible preferred stock have voting rights equal to 40 votes per share on all matters submitted to a vote of the stockholders of the Company.

     In May 1998, the Company sold 180,000 shares of its common stock at a price of $5.00 per share to an accredited investor in private placement transaction.



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

     Overview

     WorldPort is a rapidly growing facilities-base multinational telecommunications carrier focused on providing a broad range of international telecommunications services to carriers, distributors and resellers, large multinational corporations and Internet service providers ("ISPs") worldwide. WorldPort positions itself as a next generation carrier's carrier, utilizing advanced technologies on unified global switching and transmission platforms to provide least-cost interconnectivity and high bandwidth capacity for voice, data, video, Internet and other telecommunications services. The Company's initial geographical focus is on high-traffic routes within and between Europe, the Americas and Asia. WorldPort is currently deploying an advanced high capacity global network consisting of (i) indefeasible rights of use ("IRUs") it has committed to purchase on major undersea fiber optic cable systems, (ii) international gateway switches to be deployed through its turn-key agreement with Nortel and (iii) IP switching and intelligent network equipment to be deployed through its turn-key agreement with Lucent. The Company's global network is complemented by relationships and operating, interconnection and terminating agreements with other carriers including SITA EQUANT S.C. ("EQUANT').

     Because of the recent acquisitions of EnerTel, ICX and IIC, the pending acquisitions of AACR and CampusLink, and the expected substantial increase in the Company's capital resources upon completion of the Offering, the Company's future operating results are anticipated to be significantly different from its current results.

     The Company was originally organized as a Colorado corporation under the name Sage Resources, Inc. in January 1989 to evaluate, structure and complete mergers with, or acquisitions of, other companies. The Company remained inactive until 1996 when it was acquired by its current management, which changed the Company's domicile to Delaware and its name to WorldPort Communications, Inc.

     The Company primarily operates through a number of operating subsidiaries that it has acquired in the United States, Latin America and Europe. The acquisitions completed by the Company to date and those pending are described below.


     Completed Acquisitions

     On June 20, 1997, the Company completed the acquisition of substantially all of the telecommunications assets and operations of Telenational Communications Limited Partnership ("TNC"), a Nebraska limited partnership, pursuant to an Asset Purchase Agreement dated April 23, 1997, as amended. The results of operations of TNC are included in the consolidated financial statements of the Company from the date of acquisition. The assets and operations of TNC were purchased in exchange for (i) 3,750,000 shares of common stock and (ii) the assumption by the Company of certain indebtedness of TNC up to a maximum of $4.5 million. The purchased assets include telecommunications switches and other network equipment, customer and vendor contracts, an FCC section 214 common carrier license, an operator services center and other assets sufficient to continue the ongoing business of TNC. The FCC section 214 common carrier license gives the Company the authority to resell both international switched and private line services of authorized carriers.

     On July 3, 1997, the Company merged The Wallace Wade Company ("WWC"), a Texas corporation, into a wholly-owned subsidiary of the Company pursuant to an Agreement and Plan of Merger dated April 20, 1997. WWC was a telecommunications marketing consulting firm which produced and implemented marketing strategies for clients ranging from small companies to large corporate clients. The Company's former resident and Chief Executive Officer was the sole shareholder of WWC. In connection with the WWC acquisition, the Company agreed to deliver (i) 1,200,000 shares of common stock, (ii) $75,000 in cash and (iii) a promissory note in the amount of $175,000. WWC's operating revenues and expenses did not have a material impact on the operating revenues and expenses of the Company in fiscal 1997. The Company valued the stock issued in connection with the TNC and WWC acquisitions based on the price received by the Company in connection with its private placement of common stock which closed in March 1997.


     In February 1998, the Company commenced operations in The Netherlands through the acquisition of all of the outstanding capital stock of MathComp B.V. ("MathComp"). The Company changed the name of MathComp to WorldPort Communications Europe, B.V. ("WorldPort Europe"). In connection with this acquisition, the Company issued 150,000 shares of the common stock and paid $250,000 in cash. The former shareholder of MathComp is eligible to earn an additional 2,350,000 shares of common stock contingent upon the attainment of certain future revenue and gross margin requirements during the first and second quarters of 1999. In connection with the acquisition, the Company entered into a three-year employment agreement with the former shareholder of MathComp at an annual salary of approximately $90,000.

     In April 1998, the Company acquired the telecommunications assets and operations of ICX, a licensed provider of international telecommunications services headquartered in the San Francisco Bay area in exchange for 400,000 shares of the common stock (of which 200,000 shares are held pursuant to an escrow agreement for a period of eighteen months following the closing subject to the attainment of certain future revenue requirements and to indemnify the Company for certain representations and warranties).

     In June 1998, the Company acquired ownership of EnerTel, which holds a national infrastructure license and operates a telecommunications network in the Netherlands, for consideration consisting of approximately $92 million and the payment of certain EnerTel indebtedness of approximately $17 million. The Company has agreed to sell, in transactions expected to close in August 1998, a 15% interest in EnerTel to former shareholders of EnerTel for approximately $13.5 million. Beginning in 1996, EnerTel deployed a nationwide backbone fiber optic network utilizing fiber capacity leased from its consortium members in order to provide domestic and international long distance services to business and residential customers in the Netherlands. EnerTel operates a network backbone of approximately 1,100 kilometers of fiber optic cable. Additionally, EnerTel has interconnection and service agreements with KPN Telecom, Deutsche Telekom, Belgacom S.A., and Cable & Wireless, plc, that provide EnerTel with direct termination services in The Netherlands, Germany, Belgium, and the United Kingdom. During 1997, EnerTel's principal source of revenue was indirect access services provided by its Bel 1600 division to small and medium size business and residential subscribers. As part of the Company's strategy to refocus EnerTel's business on high volume carrier and business services, the Company anticipates selling the residential portion of the Bel 1600 division. The Company expects, as a condition of such sale, to retain on a wholesale basis the traffic minutes generated by the residential subscribers. The disposition is expected to improve operating margins as a result of a reduction in related sales and marketing expenses. In 1997, EnerTel also generated revenue from long distance telecommunications services provided to business customers through direct network connections as well as from leased lines and Internet access services. During the first half of 1998, EnerTel expanded its leased lines and Internet access services while also introducing international leased lines and 800 services. Principal sources of expenses are access and termination charges of KPN Telecom, leased line charges, network maintenance and general and administrative expenses. Additionally, EnerTel has incurred substantial marketing costs in an effort to develop its brand name recognition.

     In July 1998, the Company acquired IIC for consideration of $750,000 in cash and 772,727 shares of common stock (of which 38,500 were placed in escrow) plus net working capital at June 30, 1998 (to be settled in shares). IIC specializes in providing international long distance services primarily to Latin America. Additionally, IIC is beginning to provide international private line services. IIC's customer base consists primarily of resellers, multinational corporations, foreign embassies, and other businesses. IIC's gross margin is equal to the incremental difference between the per minute rate charged to it by various long distance carriers and the amount it charges its customers per minute, depending upon a call's origination and destination points. IIC's other principal expense is the commissions it pays its various distributors based on sales volumes.

     Pending Acquisitions

     In May 1998, the Company entered into a definitive agreement (subsequently modified in July 1998) for the acquisition of all of the issued and outstanding capital stock of AACR, for consideration of $31.5 million in cash, 300,000 shares of common stock and the repayment of AACR indebtedness of approximately $12 million. The shares will be delivered into escrow to secure the indemnification obligations of the former AACR shareholders under the acquisition documents for a period of one year following the closing. AACR provides international long distance, data, leased line, microwave, satellite, telex and wireless services in the Dominican Republic. Additionally, AACR holds a license to provide PCS services. AACR's principal source of revenue is long distance sales augmented by sales of cellular and data services. AACR's principal sources of expenses are long distances charges from other carriers, interconnection fees, and various administrative expenses. This acquisition is expected to close in the third quarter of 1998.

     In July 1998, the Company entered into a definitive agreement for the acquisition of all the capital stock of Campuslink for consideration of $15 million in cash, 2,000,000 shares of common stock and warrants exercisable for 1,000,000 shares of common stock at $4 per share. Campuslink provides design, installation, and management of integrated telecommunications systems to colleges, universities and private student housing complexes. Campuslink typically funds certain infrastructure costs in exchange for an exclusive service agreement to provide telecommunications services to its customers. The Company's customers include Texas Christian University, the University of Kansas and The U.S. Military Academy at West Point. Campuslink plans to expand its customer base geographically and has recently reorganized the business into regional marketing areas. Campuslink generates revenues through resale of telephone, video, and data services to residents of the schools; on-going flat per-student technology fees assessed to the college, university, or property owner; and one-time fees associated with special network integration or system installation projects. Campuslink's principal expenses relate to rental of T-1 lines, cost of network equipment on installation projects, carrier termination charges and personnel costs. This acquisition is expected to close in the third quarter of 1998.


     RECENT DEVELOPMENTS

     In addition to acquiring EnerTel, ICX and IIC, and entering into agreements to acquire AACR and Campuslink since March 31, 1998, material developments in the Company's business include the following:

     Interim Loan: To finance the EnerTel acquisition, the Company entered into a $120 million bridge loan facility with a consortium of banks effective June 23, 1998 which also contained 1,644,969, $0.01 warrants to purchase shares of common stock. The Interim Loan, which matures on June 23, 1999, includes certain negative and affirmative covenants and is secured by a lien on substantially all of the assets of the Company and certain of its subsidiaries and a pledge of the capital stock of certain of the Company's subsidiaries.

     Private Placement Offering: The Company is currently making a private offering (the "Offering") of Units consisting of Senior Notes and attached Warrants. It is anticipated that these proceeds would be used to repay the Interim Loan. The remaining proceeds will be utilized to pay the cash portion of the aforementioned acquisitions as well as meet a portion of the capital expenditure requirements associated with the Company's network build-out and working capital needs.

     Global Crossing Capacity Agreements: In June 1998, the Company entered into letters of intent with Global Crossing to purchase IRUs for two STM-1s of capacity, in addition to previously acquired IRUs for five STM-1s of capacity, on Global Crossing's AC-1 cable system.


     EQUANT, Nortel and Lucent Agreements: In July 1998, the Company entered into a Master Global Telecom Facilities Management Agreement with EQUANT providing a framework for EQUANT's provision of co-location services for certain of the Company's switches and other network equipment as well as technical support and maintenance for these switches and equipment and for the Company's proposed service control points in the United States and Europe. In addition, in June 1998, the Company entered into agreements with Nortel for the construction, turn-key installation, in-country technical support and maintenance of a minimum of 10 DMS-GSP Switches to be installed in various locations worldwide. Also, in July 1998 the Company entered into a memorandum of understanding with Lucent with respect to the development of the Company's IP backbone using IP Switches to be deployed at the Company's DMS-GSP Switch locations.

     European and United States Land Based Fiber Capacity: In June 1998, the
        Company entered into an agreement with Viatel Inc. to acquire a 20-year IRU for 5 x 34 Mbs of capacity on its Circe network, which, when completed, will link cities in France, Germany, Belgium, The Netherlands and the United Kingdom, in exchange for equivalent capacity on Global Crossing's Atlantic Crossing cable.

     Expanded Equipment Lease Facility: In June 1998, the Company entered into an agreement with Forsythe/McArthur to increase, subject to completion of the Offering, an existing equipment financing facility from $13 million to $30 million.

     Results of Operations

     Prior to its acquisition of the assets and ongoing operations of TNC in June 1997and in July 1997, the Company was a development stage company that had not generated revenues other than interest income since inception. During the three and six months ended June 30, 1998, the Company incurred losses of $5,429,032 and $8,434,359, respectively, compared to $375,226 and $637,520 during the same periods in 1997. Included in the losses incurred during the three and six months ended June 30, 1998 are the operating results of TNC, WWC and WorldPort Europe as well as general expenses related to the Company's worldwide business development and financing activities. WWC and WorldPort Europe's operating revenues and expenses did not have a material impact on the operating revenues and expenses of the Company in 1998.

     Prior to the TNC acquisition, TNC had experienced a history of operating losses and cash flow deficiencies. Subsequent to the closing of the TNC acquisition, revenues from the operations declined, primarily as a result of the Company's shift in focus toward higher-margin product lines in new international markets. To address and remedy TNC's historical operating losses and to increase the competitiveness, revenues and gross margins of the assets and operations acquired in the TNC acquisition, since the acquisition, the Company has taken various steps to improve TNC's operating efficiency, network capability and carrier cost structure. The Company believes these cost-reduction and revenue-enhancing initiatives will have a positive impact on TNC's future operating results and the Company expects that its future consolidated results will be significantly different as a result of the acquisitions of ICX, EnerTel and IIC and the pending acquisition of AACR and Campuslink. However, as its business remains in the early growth stage, the Company anticipates that it will continue to incur operating losses and cash flow deficiencies for the foreseeable future.

     Revenues

     Revenues for the three and six months ended June 30, 1998 were $1,715,505 and $2,663,693, respectively, compared to $188,549 for the three and six months ended June 30, 1997. The increase in revenues was due to the inclusion of the results of operations of TNC and ICX subsequent to their
     closings in  June 1997 and April 1998, respectively.   The acquisition of
     WorldPort Europe did not have an impact on revenues as WorldPort Europe is in the process of completing the installation and testing of its network.

     Gross Margin

     Gross margin for the three and six months ended June 30, 1998 was $98,830 and $156,207, respectively, compared to $(5,863) for the three and six
     months ended June 30, 1997.   The increase in gross margin was due to the
     inclusion of the results of operations of the TNC and ICX subsequent to their closings in June 1997 and April 1998, respectively, offset by the costs of testing the network of WorldPort Europe.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased to $ 3,996,909 from $363,679 and to $6,252,079 from $652,648 for the three and six months ended June 30, 1998 and 1997, respectively. The increase was due primarily to (i) increased business development and acquisition activity, (ii) the relocation of the Company's corporate offices from Houston, Texas to Kennesaw, Georgia, (iii) the expansion of the Company's executive management team, (iv) certain non-recurring compensation charges associated with the granting of restricted stock and certain options to certain members of the Company's management team and (v) the inclusion of the selling, general and administrative expenses associated with the operations of TNC, ICX and WorldPort Europe.

     Depreciation and Amortization

     Depreciation and amortization expense for the three and six months ended June 30, 1998 was $865,936 and $1,497,162, respectively, compared to $29,770 for the three and six months ended June 30, 1997. The increase was due to (i) depreciation of the assets acquired in connection with the TNC Acquisition and the ICX acquisition, (ii) amortization of goodwill and other intangible assets associated with the TNC Acquisition, the WWC Acquisition, the WorldPort Europe Acquisition, and the ICX Acquisition and
     (iii) depreciation of additional switching and peripheral equipment acquired during 1997 and 1998.

     Interest Expense

     Net interest expense for the three and six months ended June 30, 1998 was $665,017 and $841,325, respectively, compared to net interest income of $24,086 and $50,761 for the three and six months ended June 30, 1997, respectively. The increase in interest expense is primarily due to the acquisition of switching equipment subject to capital lease and amortization of debt issuance costs related to the Interim Loan. Liquidity and Capital Resources

     The Company is an emerging international telecommunications service provider executing a global business plan that requires substantial capital. The Company currently has a working capital deficit and has operated at a loss since its inception. Funding of the working capital deficit, current and future operating losses and expansion of the Company will require substantial continuing capital investment.

     As of June 30, 1998 and December 31, 1997 the Company had a working capital deficit of $110,236,379 and $4,142,742, respectively. The working capital deficit at June 30, 1998 is due to (i) the payment of certain liabilities assumed in conjunction with the TNC, WorldPort Europe and EnerTel acquisitions, the majority of which were trade payables and short-term debt obligations, (ii) the acquisition of additional switching and peripheral equipment, the majority of which is being financed pursuant to a lease,
     (iii) the operating losses of the Company, and (iv) the Interim Loan. Trade receivables increased to $4,443,938 at June 30, 1998 from $368,848 at December 31, 1997.

     Operations used $6,289,988 during the six months ended June 30, 1998 compared to $659,819 during the six months ended June 30, 1997 due primarily to the (i) operating losses, (ii) increased business development and acquisition activity, (iii) relocation of the Company's corporate offices and (iv) expansion of the Company's executive management team.

     Investing activities used $115,313,476 during the six months ended June 30, 1998 compared to $238,287 during the six months ended June 30, 1997. Investing activities during the six months ended June 30, 1998 consisted primarily of cash paid in connection with the EnerTel acquisition and increased capital spending. Investing activities during the six months ended June 30, 1997 consisted of the collection of a note receivable.

     Financing activities provided $132,546,193 during the six months ended June 30, 1998 compared to using $250,028 during the six months ended June 30, 1997. Financing activities during the six months ended June 30, 1998 consisted primarily of proceeds from (i) interim financing for purposes of completing the acquisition of EnerTel, (ii) the issuance of approximately
     2.5 million shares of the Series B convertible preferred stock and 180,000 shares of common stock and (iii) payments on capital leases and notes payable. For the six months ended June 30, 1997, financing activities included repayments of short-term debt.

     In October 1997, the Company purchased approximately $3.6 million of network and switching equipment to be installed in various cities in the United States and Europe as part of its global network strategy. The equipment was purchased pursuant to a lease financing facility with Forsythe/McArthur. The lease associated with this equipment calls for monthly payments in the amount of $121,701 for a period of 36 months commencing on March 1, 1998.

     In 1997, the Company conducted a private placement offering of its Series A preferred stock. The Company received total gross proceeds of $1,111,250 in exchange for 493,889 shares of the Company's Series A preferred stock. The Company paid $113,485 in offering costs in connection with the Series A preferred stock offering.

     During 1998, the Company initiated a private placement offering of its Series B convertible preferred stock at $5.36 per share. The Series B convertible preferred stock is convertible into shares of the Company's common stock at any time at the option of the holder at a rate of four shares of common stock for each share of preferred stock. Holders of Series B convertible preferred stock have voting rights equal to 40 votes per share on all matters submitted to a vote of the stockholders of the Company. As of June 30, 1998, the Company has received approximately $12.5 million in proceeds from the sale of the Series B convertible preferred tock and converted approximately $1.2 million of outstanding debt into the Series B convertible preferred stock.


     On June 23, 1998, WorldPort International, Inc., a wholly-owned subsidiary of the Company ("WorldPort International") entered into a Credit Agreement for the Interim Loan with Bankers Trust Company, an affiliate of BT Alex. Brown and several lenders, pursuant to which WorldPort International borrowed $120 million in order to finance the acquisition of EnerTel and for working capital. The Interim Loan was guaranteed by the Company and certain of its subsidiaries. The Interim Loan bears interest at LIBOR (as defined in the credit agreement related to the Interim Loan) plus 6% per annum increasing by 0.5% per annum at the end of each period of three consecutive months after June 23, 1998; provided, that such interest rate shall not exceed 16% per annum if paid in cash or 18% per annum if capitalized. The Interim Loan also contained 1,644,969, $0.01 warrants to purchase shares of common stock. The fair market value of these warrants ($14 million) is reflected as a reduction in the principal amount of the notes. This amount is being amortized to interest expense over the life of the loan (1 year). At such time as the facility is repaid, the remaining unamortized portion of the value of the warrants will be expensed. The Company intends to cause WorldPort International to repay the Interim Loan from the proceeds of a private debt offering anticipated to be completed in the third quarter of 1998. Otherwise, the Interim Loan matures on June 23, 1999. The Interim Loan includes certain negative and affirmative covenants and is secured by a lien on substantially all the assets of the Company and certain of its subsidiaries and a pledge of the capital stock of certain of the Company's subsidiaries.

     The Company expects that funds it anticipates raising in the Offering and other private equity transactions it is currently negotiating will provide the Company with sufficient capital to fund planned capital expenditures and anticipated losses for at least the next twelve months after which the Company anticipates that it will need to raise additional capital through equity or debt financing transactions to continue its planned network development and to fund operations. There can be no assurance that the Company can complete such financing transactions, including those pending, on favorable terms, if at all.


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

New Accounting Pronouncements

     SFAS No. 130, Reporting Comprehensive Income, issued by the Financial Accounting Standards Board, establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS No. 130, effective January 1, 1998, with no material impact on the consolidated financial statements.

     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographical areas, and major customers. The adoption of SFAS No. 131 is not expected to have a material impact on the consolidated financial statements.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and transactions involving hedge accounting. The Company has not yet determined the impact this statement will have on its consolidated financial statements.






                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     From time to time, the Company is involved in various lawsuits or claims arising from the normal course of business. In the opinion of management, none of these lawsuits or claims will have a material adverse effect on the financial statements or results of operations of the Company.

     On April 17, 1998, the Company was served with a summons and complaint from MC Liquidating Corporation f/k/a MIDCOM Communications, Inc. ("MIDCOM"). Both the Company and Telenational Communications, Inc., its wholly-owned subsidiary are named as defendants, as are TNC, and Edmund Blankenau, a principal of TNC and a former director of the Company. In its complaint, filed on April 8, 1998 in the U.S. Bankruptcy Court for the Eastern District of Michigan, Southern Division, MIDCOM seeks payment of over $600,000 for services allegedly provided to TNC and the Company, together with other damages, attorney fees and costs. The Company believes the claims are without merit and intends to vigorously defend itself against them.

     On April 13, 1998, John Dalton, a former director and the former President and Chief Executive Officer of the Company ("Dalton") filed a complaint in the District Court of Harris County Texas against the Company, Marroon
     Bells Capital Partners ("MBCP"), Paul A. Moore, the Chairman of the Company's Board of Directors and the Company's Chief Executive Officer, Phillip S. Magiera, a director and the Chief Financial Officer and Secretary of the Company, Dan Wickersham, the President and Chief Operating Officer of the Company and Theodore H. Swindells, a principal of MBCP (collectively, the "Defendants"). Dalton's employment as President and Chief Executive Officer of the Company was terminated effective April 6, 1998. The complaint alleges, among other things, breach of contract, tortious interference and breach of fiduciary duties in connection with the Company and the termination of Dalton's employment. Dalton is seeking unspecified damages from the Defendants as well as attorney fees, expenses and interest. The company believes that the allegations in the complaint are without merit and the Defendants, including the Company, intend to vigorously defend the action. Further, the Company has notified Dalton of its intention to seek rescission of the WWC Acquisition and the cancellation of all shares of the Company's capital stock previously issued to Dalton, since the Company believes that the WWC Acquisition. The Company has initiated arbitration proceedings against Dalton pursuant to the Merger Agreement executed by Dalton, WWC, the Company and WorldPort Acquisition, Inc. and the Employment Agreement between Dalton and the Company.


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

     During the second quarter of 1998, the Company raised approximately $2.3 million in a private placement offering of its par value $0.0001 Series B Convertible Preferred Stock (the "Series B Preferred Stock Offering") at $5.36 per share. The Series B Convertible Preferred Stock is convertible into shares of the Company's common stock at any time at the option of the holder at a rate of 4 shares of common stock for each share of preferred stock. Holders of Series B Convertible Preferred Stock have voting rights equal to 40 votes per share on all matters submitted to a vote of the stockholders of the Company.

     In May 1998, the Company sold 180,000 shares of its common stock at a price of $5.00 per share to an accredited investor in a private placement transaction.

     In connection with the WorldPort Europe Acquisition in February 1998, the Company issued 150,000 shares of the Company's common stock to the seller. Additionally, in connection with the acquisition of the assets and operations of ICX in April 1998, the company issued 400,000 shares of its common stock to ICX (of which 200,000 will be held pursuant to an escrow agreement of a period of eighteen months following the closing subject to the attainment of certain future revenue requirements and to indemnify the Company for certain representations and warranties).


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The Company has not made any of its scheduled payments on its $500,000 debt obligation to Value Partners, Ltd. ("Value Partners"). The Company is currently renegotiating this debt obligation, and has reached tentative agreement with Value Partners on revised terms.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

                Exhibit No.                Description

                 10.1         Second Amendment To Employment
                              Agreement between Phillip S. Magiera
                              and the Company dated April 1, 1998
                10.1(a)
                              Promissory Note between Phillip S.
                              Magiera and the Company dated April
                10.1(b)       1, 1998

                              Pledge Agreement made by Phillip S.
                              Magiera and the Company dated April
                              1, 1998
                 10.2         Second Amendment To Employment
                              Agreement between Paul A. Moore and
                              the Company dated April 1, 1998
                10.2 (a)
                              Promissory Note between Paul A. Moore
                              and the Company dated April 1, 1998
                10.2(b)
                              Pledge Agreement made by Paul A.
                              Moore and the Company dated April 1,
                              1998

                 10.6 Credit Agreement the Company and The Financial Institutions Party Hereto as Lenders and Bankers Trust Company as Administrative Agent and
                              Collateral Agent dated June 23, 1998

                27.1           Financial Data Schedule



Reports on Form 8-K

Form 8-K dated June 25, 1998, filed with the Securities and Exchange Commission on July 9, 1998, as amended by Form 8-K/A filed with the Securities and Exchange Commission on August 13, 1998.

Form 8-K filed dated August 3, 1998, with the Securities and Exchange Commission on August 13, 1998.



                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              WORLDPORT COMMUNICATIONS, INC.




Date:  August 14, 1998           By:  /s/ Phillip S. Magiera

                                 Phillip S. Magiera
                                 Chief Financial Officer and Secretary