Form 10KSB/A
period 1997-12-31
WORLDPORT COMMUNICATIONS INC
filed 1998-09-08
CIK 857847

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-KSB/A-2

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

                         Commission File Number 33-32341-D

                          WORLDPORT COMMUNICATIONS, INC.
          (Name of Small Business Registrant as Specified in its Charter)


               Delaware                       84-1127336
   (State or other jurisdiction of     (IRS Employer ID Number)
    incorporation of organization)

    1825 Kennesaw North Industrial Parkway,         30144
    Suite 100, Kennesaw, Georgia                  (Zip Code)
   (Address of principal executive offices)

   Registrant's telephone number: (770) 792-8735
   Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None
                                Name of each exchange on which registered
                                                       N/A

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

                       3.1** Certificate of Incorporation for the Company, as amended.

                       3.2**     Bylaws  of   the  Company, as amended.

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

                      10.30 Carrier Agreement (800 Origination) dated October 23, 1997 between Operador Protel, S.A. de C.V. and WorldPort Communications, Inc., as previously filed.

                      10.31 Service Contract dated November 12, 1997 between All American Cables and Radio, Inc. and WorldPort Communications, Inc., previously filed.

                      10.32 Commission Agreement dated November 12, 1997 between ARBITEL and WorldPort Communications, Inc., previously filed.

                      10.33 Carrier Service Agreement, effective as of January 1, 1997, between Telenational Communications Limited Partnership (the
                                 predecessor     to          Telenational
                                 Communications,  Inc.,  a   wholly-owned
                                 subsidiary  of WorldPort Communications,
                                 Inc.)  and  Telenational  Communications
                                 Dutschland    Limited       Partnership,
                                 previously filed.

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

  **Filed herewith.

  (b) No Current Reports on Form 8-K were filed during the last quarter of the period covered by this Report.





                                    SIGNATURES


  Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Dated this __th day of September, 1998

                                WORLDPORT COMMUNICATIONS, INC.



                                By   /s/  Phillip S. Magiera
                                    Phillip S. Magiera

                                    Chief Financial Officer and Secretary