Form 10QSB/A
period 1998-06-30
WORLDPORT COMMUNICATIONS INC
filed 1998-09-09
CIK 857847

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-QSB/A
                                (Amendment No. 1)


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

                             Yes [   ]      No [ X ]


                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

                Exhibit No.                Description

                 10.1*        Second Amendment To Employment
                              Agreement between Phillip S. Magiera
                              and the Company dated April 1, 1998

                10.1(a)*      Promissory Note between Phillip S.
                              Magiera and the Company dated April
                              1, 1998

                10.1(b)*      Pledge Agreement made by Phillip S.
                              Magiera and the Company dated April
                              1, 1998

                 10.2*        Second Amendment To Employment
                              Agreement between Paul A. Moore and
                              the Company dated April 1, 1998

                10.2 (a)*     Promissory Note between Paul A. Moore
                              and the Company dated April 1, 1998

                10.2(b)*      Pledge Agreement made by Paul A.
                              Moore and the Company dated April 1,
                              1998

                 10.3** Master Purchase Agreement Between the Company and Northern Telecom Inc., dated June 3, 1998.

                 10.4** Master Services Agreement between the Company and Northern Telecom Inc.
                              dated June 3, 1998

                 10.5** Atlantic Crossing/AC-1 Submarine Cable System Capacity Purchase Agreement between Global Telesystems Ltd and the Company dated April 7, 1998

                 10.6* Credit Agreement the Company and The Financial Institutions Party Hereto as Lenders and Bankers Trust Company as Administrative Agent and
                              Collateral Agent dated June 23, 1998

                27.1*         Financial Data Schedule

*Previously filed.

**Filed herewith. Confidential treatment has been requested for portions of these documents.


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


                              WORLDPORT COMMUNICATIONS, INC.




Date:  September 9, 1998            By:  /s/ Phillip S. Magiera

                                         Phillip S. Magiera
                                         Chief Financial Officer and Secretary