Form 10QSB
period 1998-09-30
WORLDPORT COMMUNICATIONS INC
filed 1998-11-16
CIK 857847

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                     Quarterly Report under Section 13 or 15(d)
      X of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998

                                       Or

                     Transition   Report  under  Section  13  or  15(d)  of  the
                     Securities Exchange Act of 1934 for the transition period from _________ to


                       Commission File Number 33-32341-D

                        WORLDPORT COMMUNICATIONS, INC.
          (Name of Small Business Issuer as Specified in its Charter)


               Delaware                             84-1127336
    (State or other jurisdiction of          (IRS Employer ID Number)
     incorporation of organization)

       1825 Barrett Lakes Center,
      Suite 100, Kennesaw, Georgia                        30144
(Address of principal executive offices)               (Zip Code)


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

                                YES [ X ] NO [ ]




      As of November 6, 1998, the Registrant had 18,083,152 shares of Common Stock par value $0.0001 outstanding.


                   Transitional Small Business Disclosure Format
                                  (Check one):

                                Yes [ ] No [ X ]





                  WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS


               Page

PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements


            Condensed Consolidated Balance Sheets as of
            September 30, 1998 and December 31, 1997 . . . . . . . . . . . .   3

            Condensed Consolidated Statements of Operations
            For the Three and Nine Months Ended September 30,
            1998 and 1997  . . . . . . . . . . . . . . . . . . . . . . . . .   4

            Condensed Consolidated Statements of Cash Flows
            for the Nine Months Ended September 30, 1998 and 1997 . . . . .    5

            Notes to Condensed Consolidated Financial Statements . . . . . .   6

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations   . . . . . . . .   10


PART II - OTHER INFORMATION

    Item 1. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . .  17

    Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . . . .   17

    Item 3. Defaults Upon Senior Securities  . . . . . . . . . . . . . . . .  17

    Item 4. Submission of Matters to a Vote of Security Holders  . . . . . .  18

    Item 5. Other Information  . . . . . . . . . . . . . . . . . . . . . . .  18

    Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . .   18


SIGNATURE                                                                     19



                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                     ASSETS
                                     ------

                                                       September 30,   December 31,
                                                           1998            1997
                                                       -------------   -----------
                                                        (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                               $   2,416    $     179
     Accounts receivable, net of allowance for
       doubtful accounts of $726 and $15, respectively           7,842          369
     Prepaid expenses and other current assets                   9,513           67
                                                             ---------    ---------
              Total current assets                              19,771          615

PROPERTY AND EQUIPMENT, net                                     77,685        5,032

OTHER ASSETS:
     Intangibles, net                                           71,654        6,292
     Other assets, net                                          10,194        1,258
                                                             ---------    ---------
              TOTAL ASSETS                                   $ 179,304    $  13,197
                                                             =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                        $  26,245    $   1,391
     Accrued expenses                                           12,794        1,292
     Short-term note payable                                       539          500
     Interim loan facility                                     107,679         --
     Current portion of notes payable - related parties            175          540
     Current portion of obligations under capital leases         1,627          937
     Other current liabilities                                     613           98
                                                             ---------    ---------
              Total current liabilities                        149,672        4,758

NOTES PAYABLE - RELATED PARTIES, net of current portion           --          1,191

OBLIGATIONS UNDER CAPITAL LEASES, net of current portion        17,482        3,006

OTHER LONG-TERM LIABILITIES                                      1,016           87

STOCKHOLDERS' EQUITY
     Undesignated preferred stock, $0.0001 par value,
       6,250,000 shares authorized,  no shares issued
        and outstanding                                           --           --
     Series A preferred stock, $0.0001 par value,
        750,000 shares authorized, 493,889 shares
        issued and outstanding in
        1998 and 1997, respectively                               --           --
     Series B preferred stock, $0.0001 par value,
        3,000,000 shares authorized, 2,962,687 and no
         shares issued and outstanding in
         1998 and 1997, respectively                              --           --
     Common stock, $0.0001 par value, 65,000,000
         shares authorized, 18,026,485 and 16,033,333
         shares issued and outstanding, in 1998 and
         1997, respectively                                          2            2
   Warrants                                                     20,056         --
     Additional paid-in capital                                 35,021        7,953
     Amounts due from stockholders                              (1,921)        --
     Cumulative translation adjustment                          (4,934)        --
   Unamortized compensation expense                               (324)        --
     Accumulated deficit                                       (36,766)      (3,800)
                                                             ---------    ---------
              Total stockholders' equity                        11,134        4,155
                                                             ---------    ---------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 179,304    $  13,197
                                                             =========    =========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.






                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE DATA)



                                       Three Months Ended       Nine Months Ended
                                         September  30,           September 30,
                                         1998        1997        1998        1997
                                         ----        ----        ----        ----

REVENUES                               $ 11,746    $  1,506    $ 14,410    $  1,695

COST OF SERVICES
                                          8,473       1,347      10,980       1,541
                                       --------    --------    --------    --------

     Gross margin                         3,273         159       3,430         154

OPERATING EXPENSES:
     Selling, general and
        administrative expenses          14,097       1,062      20,349       1,715
     Depreciation and amortization
                                          4,281         283       5,778         313
                                       --------    --------    --------    --------

     Operating loss                     (15,105)     (1,186)    (22,697)     (1,874)

OTHER INCOME (EXPENSE):
     Interest expense, net
                                         (9,360)        (56)    (10,202)         (6)
                                       --------    --------    --------    --------


NET LOSS                               $(24,465)   $ (1,242)   $(32,899)   $ (1,880)
                                       ========    ========    ========    ========

BASIC AND DILUTED NET LOSS PER SHARE   $  (1.38)   $  (0.08)   $  (1.95)   $  (0.15)
                                       ========    ========    ========    ========

WEIGHTED AVERAGE
     SHARES OUTSTANDING
                                         17,702      15,988      16,841      12,305
                                       ========    ========    ========    ========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.






                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                 -----------------
                                                                 1998        1997
                                                                 ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                          $ (32,899)   $  (1,880)
Adjustments to reconcile net loss to net cash
     used in operating activities -
          Depreciation and amortization                               5,778          313
     Amortization of warrants                                         3,882          -
          Compensation charge                                         1,419          -
          Increase in accounts receivable                            (2,194)         -
          Increase in prepaid expenses and other assets              (1,485)        (185)
          Increase in accounts payable and accrued
               Expenses and other liabilities
                                                                     12,985           62
                                                                  ---------    ---------

                    Net cash used in operating activities           (12,514)      (1,690)

CASH FLOWS FROM INVESTING ACTIVITIES:
          Cash paid in connection with acquisitions, net of        (113,891)      (1,215)
cash acquired
          Issuance of notes receivable                                  -           (100)
     Collection of notes receivable                                     -          1,283
     Deposits paid in conjunction with new business alliances        (1,238)         -
          Capital expenditures                                       (7,614)         (92)
                                                                  ---------    ---------

                    Net cash used in investing activities          (122,743)        (124)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Interim Loan facility                            120,000          -
     Proceeds from issuance of notes payable - related parties          -            225

     Principal payments on note payable - related party                (365)         -
          Principal payments on short-term debt                         -           (262)
          Payments on obligations under capital leases                 (722)         (34)
          Proceeds from issuance of preferred stock                  12,777          368
          Proceeds from issuance of common stock, net of
            offering expenses                                           900           12
                                                                  ---------    ---------

                    Net cash provided by financing activities       132,590          309

Effect of exchange rate changes on cash
                                                                      4,904          -

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  2,237       (1,505)

CASH AND CASH EQUIVALENTS, beginning of the period                      179        1,553
                                                                  ---------    ---------


CASH AND CASH EQUIVALENTS, end of the period                      $   2,416     $     48
                                                                  =========    =========

CASH PAID DURING THE PERIOD FOR INTEREST                          $     491     $     47
                                                                  =========    =========
CASH PAID DURING THE PERIOD FOR INCOME TAXES                      $     -       $    -
                                                                  =========    =========
SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

     Conversion of note payable for 1,680,000 shares of           $     -       $    420
                                                                  =========    =========
     Issuance of short-term debt to related party in              $     -       $    175
                                                                  =========    =========
     connection with acquisition                                        -
                                                                  =========    =========
     Conversion of notes payable - related parties and
     accrued interest for 230,627 shares of Series B
     preferred stock                                              $   1,236     $    -
                                                                  =========    =========
     Issuance of 250,000 shares of Series B preferred
     stock for notes receivable                                   $   1,017     $    -
                                                                  =========    =========
     Stock issued for ICX and IIC acquisitions                    $   8,326     $    -
                                                                  =========    =========
     Assets acquired under capital lease                          $   4,320     $    -
                                                                  =========    =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.





               WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


(1)   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Basis of Presentation

      WorldPort Communications, Inc. and subsidiaries (the "Company") is a rapidly growing facilities-based multinational telecommunications carrier focused on providing a broad range of international telecommunications services to carriers, distributors and resellers, large multinational corporations and Internet service providers ("ISPs") worldwide. The Company positions itself as a next generation carrier's carrier, utilizing advanced technologies on unified global switching and transmission platforms to provide least-cost interconnectivity and high bandwidth capacity for voice, data, video, Internet and other telecommunications services. The Company's initial geographical focus is on high-traffic routes within and between Europe, Latin America and Asia-Pacific.

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

      In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1998, and the results of operations for the three and nine months ended
      September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the operating results for the full year.

      Financial Condition

      The Company is subject to various risks in connection with the operation of its business including, among other things, (i) changes in external competitive market factors, (ii) termination of certain operating and interconnection agreements or inability to enter into additional operating or interconnection agreements, (iii) inability to satisfy anticipated working capital or other cash requirements, (iv) changes in or developments under domestic or foreign laws, regulations, licensing requirements or telecommunications standards, (v) changes in the availability of transmission facilities, (vi) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market for the Company's products or services, (vii) various competitive factors that may prevent the Company from competing successfully in the marketplace, (viii) the Company's lack of liquidity and its ability to raise additional capital, (ix) loss of services of key executive officers and (x) loss of a customer which provides significant revenues to the Company. During 1997, the Company's first year of operations as an international telecommunications services provider, the Company incurred losses of approximately $3.5 million. For the nine months ended September 30, 1998, the Company incurred losses of approximately $32.9 million and expects to continue to incur operating losses in the near future. The Company has an accumulated deficit of approximately $36.8 million as of September 30, 1998 as well as a working capital deficit of approximately $129.9 million. Funding of the Company's working capital deficit, current and future operating losses and expansion of the Company's global network will require substantial continuing capital investment. The Company's strategy is to fund these cash requirements through debt facilities and additional equity financing (see Recent Developments, Fourth Quarter Financing). There can be no assurance that sufficient debt or equity financing will be available in the future or that it will be available on terms acceptable to the Company, especially in light of current financial market conditions. Failure to obtain sufficient capital could materially affect the Company's operations, financial condition and acquisition and operating strategies.

      During June 1998 the Company obtained $120 million in interim financing (the "Interim Loan") for purposes of completing the acquisition of EnerTel N.V. ("EnerTel"). During 1998, the Company raised approximately $13.5 million and $1 million in connection with the sale of its Series B convertible preferred stock and common stock, respectively (see Note 5) and converted approximately $1.2 million in notes payable to related parties into its Series B convertible preferred stock. In June 1998, the Company increased its existing lease financing facility with Forsythe MacArthur to provide up to $30 million in infrastructure financing and in September 1998 entered into a $30 million lease financing facility with Comdisco, Inc., subject to the Company meeting certain financial conditions. The Company has restructured its $500,000 debt obligation to Value Partners, Ltd (see Item 3. Defaults Upon Senior Securities).

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

      In June  1998,  the  Company  acquired  EnerTel.,  which  holds a national infrastructure license and operates a telecommunications network in The Netherlands for consideration of 186 million Dutch guilders (approximately $92 million) and the repayment of certain EnerTel indebtedness of approximately $17 million. Beginning in 1996, EnerTel deployed a nationwide backbone fiber optic network utilizing fiber optic capacity leased from its consortium members in order to provide domestic and international long distance services to business and residential customers in The Netherlands. EnerTel operates a network backbone of approximately 19,000 fiber kilometers. Additionally, EnerTel has interconnection and service agreements with KPN Telecom, Deutsche Telecom, Belgacom S.A., and Cable & Wireless, plc, that provide EnerTel with direct termination services in The Netherlands, Germany, Belgium, and the United Kingdom, respectively. On September 11, 1998, the Company sold a portion of the Bel 1600 division of Enertel, which provided indirect access services to residential subscribers, for approximately $2.8 million (the net carrying value of the assets) as part of a strategic repositioning of Enertel to serve carriers, ISPs and other high volume customers. This amount was reflected as a reduction in goodwill. On October 21, 1998, the Company sold a 15% interest in EnerTel to former shareholders of EnerTel for approximately $15 million, which is expected to clear escrow in the fourth quarter of 1998, subject to receipt of any required regulatory approvals. The new minority shareholders in EnerTel are three major regional Dutch utility and telecommunications services companies.

      In July 1998, the Company acquired the assets and operations of International InterConnect, Inc. ("IIC"), a provider of international long distance and private line services primarily to Latin America. The purchase consideration was 916,520 shares of the Company's common stock (of which 38,500 are held in escrow) and $750,000, of which $500,000 has been paid to date.

      Each acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the underlying assets purchased and liabilities assumed based on their estimated fair market values at acquisition date.

      The following table summarizes the net assets purchased in connection with the acquisitions and the amount attributable to cost in excess of net assets acquired (in thousands):

                                             IIC         EnerTel        ICX
                                             ---         -------        ---
     Working capital                    $    729      $   (541)     $    (58)
     Property, plant, and equipment          244        61,975           169
     Other assets                            251           930            28
     Non-current liabilities                (192)      (11,696)          (39)
     Customer base                         7,389             0           472
     Goodwill                                  0        66,117             0

      The preliminary estimate of net assets acquired represents management's best estimate based on currently available information; however, such estimate may be revised up to one year from the acquisition date. Customer bases and goodwill are amortized over 5 and 20 years, respectively.

      In May 1998, the Company entered into a definitive agreement for the acquisition of all of the issued and outstanding capital stock of All
      America Cables & Radio ("AACR"), for consideration of $31.5 million in cash, 300,000 shares of common stock and the repayment of AACR indebtedness of approximately $12 million. AACR provides international long distance, data, leased line, microwave, satellite, telex and wireless services in the Dominican Republic. Additionally, AACR holds a license to provide PCS services. While, as a result of damage caused to AACR's network facilities by Hurricane Georges, the parties allowed the terms of the original agreement to expire, the parties are negotiating appropriate purchase price and other terms and conditions of the transaction.

      In July 1998, the Company entered into a definitive agreement (subsequently modified in November 1998) for the acquisition of the outstanding capital stock of Campuslink Communication Systems, Inc.
      ("Campuslink") for consideration of (i) $15 million in cash, (ii) 2,000,000 shares of the Company's common stock and (iii) warrants exercisable for 1,000,000 shares of the Company's common stock at $4 per share. Campuslink provides design, installation, and management of integrated telecommunications systems to colleges, universities, and other institutional campuses. The Company intends to close the acquisition subsequent to the closing of the Fourth Quarter Financing.

(4)   COMMITMENTS AND CONTINGENCIES

      Employment Agreements

      On September 29, 1998, the Company amended its promissory notes with two executives who acquired 250,000 shares of Series B preferred stock at $5.36 per share which was deemed to be the fair value of the stock at the date of acquisition. The promissory notes (which are for the aggregate amount of $1,017,500 and are secured by pledges of the stock purchased) will mature August 1, 2000. As amended, all payments of principal and interest, which accrues at an annual rate of 9%, will be due at maturity.


      Interim Loan Facility

      To finance the EnerTel acquisition, the Company entered into a $120 million Interim Loan Facility with a consortium of lenders effective June 23, 1998, the terms of which also included the issuance of warrants. As of September 30, 1998 Interim Loan holders, in aggregate, are eligible to receive warrants exercisable for 2,358,625 shares of common stock at a price per share of $0.01. Under the terms of the facility, the Interim Loan holders are eligible to receive warrants representing up to an aggregate of 11% of the fully diluted common stock in the event the Interim Loan is not repaid by December 23, 1998. The fair market value of the warrants currently outstanding (approximately $20 million) is reflected as a reduction in the principal amount of the notes. This amount is being amortized to interest expense over the life of the loan (1 year). The Interim Loan, which matures on June 23, 1999, includes certain negative and affirmative covenants and is secured by a lien on substantially all of the assets of the Company and certain of its subsidiaries and a pledge of the capital stock of certain of the Company's subsidiaries. As of November 10, 1998 the Company had increased its borrowings under the Interim Loan facility by approximately $4.5 million.

      During the third quarter of 1998, the Company contemplated an offering of Units consisting of Senior Notes and attached Warrants, the proceeds of which would have been used, in part, to repay the Interim Loan Facility. Due to unfavorable changes in world financial markets beginning in August, 1998, the Company has restructured its proposed financing to include (i) equity, (ii) conversion of certain short-term obligations (including the Interim Loan Facility) into long-term obligations, and (iii) additional leasing facilities, to be completed during the fourth Quarter, 1998 ("Fourth Quarter Financing"). The Company seeks to convert the Interim Loan Facility into a long-term obligation. As part of the Fourth Quarter Financing, the Company is pursuing additional equity. Cash proceeds will be utilized to pay the cash portion of the aforementioned pending acquisitions as well as meet a portion of the capital expenditure requirements associated with the Company's network build-out and working capital needs. However, there can be no assurance that these transactions will be consummated by the Company. See Management's Discussion and Analysis - Liquidity and Capital Resources for further discussion.

(5)   STOCKHOLDERS' EQUITY

      During 1998, the Company has raised approximately $13.5 million, of which approximately $12.8 million was received as of September 30, 1998, in a private placement offering of its par value $0.0001 Series B convertible preferred stock at $5.36 per share. The Series B convertible preferred stock is convertible into shares of the Company's common stock at any time at the option of the holder at a rate of 4 shares of common stock for each share of preferred stock. Holders of Series B convertible preferred stock have voting rights equal to 40 votes per share on all matters submitted to a vote of the stockholders of the Company.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

NOTE ON "FORWARD-LOOKING" STATEMENTS

      The information set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in the Company's revenues and profitability (ii) prospective business opportunities and
      (iii) the Company's strategy for expanding and financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends" or "expects". These forward-looking statements relate to the plans, objectives and expectations of WorldPort Communications, Inc. and subsidiaries (the "Company") for future operations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

      The Company's revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: (i) changes in external competitive market factors, (ii) termination of certain operating or interconnection agreements or inability to enter into additional operating or interconnection agreements, (iii) inability to satisfy anticipated working capital or other cash requirements, (iv) changes in or developments under domestic or foreign laws, regulations, licensing requirements or telecommunications standards, (v) changes in the availability of transmission facilities, (vi) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market for the Company's products or services, (vii) various competitive factors that may prevent the Company from competing successfully in the marketplace, (viii) the Company's lack of liquidity and its ability to raise additional capital, (ix) loss of services of key executive officers and (x) loss of a customer which provides significant revenues to the Company. In light of these risks and uncertainties, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The foregoing review of important factors should not be construed as exhaustive. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

      OVERVIEW

      The Company is a rapidly growing facilities-based multinational telecommunications carrier focused on providing a broad range of international telecommunications services to carriers, distributors and resellers, large multinational corporations and Internet service providers ("ISPs") worldwide. The Company positions itself as a next generation carrier's carrier, utilizing advanced technologies on unified global switching and transmission platforms to provide least-cost interconnectivity and high bandwidth capacity for voice, data, video, Internet and other telecommunications services. The Company's initial geographical focus is on high-traffic routes within and between Europe, Latin America and Asia-Pacific. The Company is currently deploying an advanced high capacity global network consisting of (i) indefeasible rights of use ("IRUs") it has committed to purchase on major undersea fiber optic cable systems, (ii) international gateway switches to be deployed through its turn-key agreement with Nortel and (iii) IP switching and intelligent network equipment to be deployed through its turn-key agreement with Lucent. The Company's global network will be complemented by relationships and operating, interconnection and terminating agreements with other carriers and strategic suppliers.

      The Company primarily operates through a number of acquired subsidiaries that operate in the United States, Europe and Latin America. The acquisitions completed by the Company to date and those pending are described below.

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

      In April 1998, the Company acquired the telecommunications assets and operations of ICX, a licensed provider of international telecommunications services headquartered in the San Francisco Bay area in exchange for 400,000 shares of common stock.

      In June 1998, the Company acquired ownership of EnerTel, which holds a national infrastructure license and operates a telecommunications network in The Netherlands, for consideration consisting of approximately $92 million and the payment of certain EnerTel indebtedness of approximately $17 million. On October 21, 1998 the Company sold a 15% interest in Enertel to former shareholders of Enertel for approximately $15 million, which is expected to clear escrow in the fourth quarter of 1998, subject to receipt of any required regulatory approvals. Beginning in 1996, EnerTel deployed a nationwide backbone fiber optic network utilizing fiber capacity leased from its consortium members in order to provide domestic and international long distance services to business and residential customers in the Netherlands. EnerTel operates a network backbone of approximately 19,000 fiber kilometers. Additionally, EnerTel has interconnection and service agreements with KPN Telecom, Deutsche Telecom, Belgacom S.A., and Cable & Wireless, plc, that provide EnerTel with direct termination services in The Netherlands, Germany, Belgium, and the United Kingdom, respectively. During 1997, EnerTel's principal source of revenue was indirect access services provided by its Bel 1600 division to small and medium size business and residential subscribers. On September 11, 1998 the Company sold the Bel 1600 division of Enertel, which provided indirect access services to residential customers, for approximately $2.8 million (its net carrying value) as part of a strategic repositioning of Enertel to serve carriers, ISPs and other high volume customers. The Company retains on a wholesale basis the traffic minutes generated by the residential subscribers. The disposition is expected to improve operating margins as a result of a reduction in related sales and marketing expenses. In 1997, EnerTel also generated revenue from long distance telecommunications services provided to business customers through direct network connections as well as from leased lines and Internet access services. During the first half of 1998, EnerTel expanded its leased lines and Internet access services while also introducing international leased lines and 800 services. Principal sources of expenses are access and termination charges of KPN Telecom, leased line charges, network maintenance and general and administrative expenses. Additionally, EnerTel has incurred substantial marketing costs in an effort to develop its brand name recognition.

      In July 1998, the Company acquired the assets and operations of International InterConnect, Inc. ("IIC"). The purchase consideration was 916,520 shares of the Company's common stock (of which 38,500 are held in escrow) and $750,000, of which $500,000 has been paid to date. IIC specializes in providing international long distance services primarily to Latin America. IIC's customer base consists primarily of resellers, multinational corporations, foreign embassies, and other businesses. IIC's gross margin is equal to the incremental difference between the per minute rate charged to it by various long distance carriers and the amount it charges its customers per minute, depending upon a call's origination and destination points. IIC's other principal expense is the commissions it pays its various distributors based on sales volumes.

      Pending Acquisitions

      In May 1998, the Company entered into a definitive agreement for the acquisition of all of the issued and outstanding capital stock of All
      America Cables & Radio ("AACR"), for consideration of $31.5 million in cash, 300,000 shares of common stock and the repayment of AACR indebtedness of approximately $12 million. AACR provides international long distance, data, leased line, microwave, satellite, telex and wireless services in the Dominican Republic. Additionally, AACR holds a license to provide PCS services. While, as a result of damage caused to AACR's network facilities by Hurricane Georges, the parties allowed the terms of the original agreement to expire, the parties are negotiating appropriate purchase price and other terms and conditions of the transaction.

      In July 1998, the Company entered into a definitive agreement for the acquisition of all the capital stock of Campuslink for consideration of $15 million in cash, 2,000,000 shares of common stock and warrants exercisable for 1,000,000 shares of common stock at $4 per share. Campuslink provides design, installation, and management of integrated telecommunications systems to colleges, universities and private student housing complexes. Campuslink typically funds certain infrastructure costs in exchange for an exclusive service agreement to provide telecommunications services to its customers. The Company's customers include Texas Christian University, the University of Kansas and The U.S. Military Academy at West Point. Campuslink plans to expand its customer base geographically and has recently reorganized the business into regional marketing areas. Campuslink generates revenues through resale of telephone, video, and data services to residents; on-going flat per-student technology fees assessed to the college, university, or property owner; and one-time fees associated with special network integration or system installation projects. Campuslink's principal expenses relate to rental of T-1 lines, cost of network equipment on installation projects, carrier termination charges and personnel costs. This acquisition is expected to close in the fourth quarter of 1998. The Campuslink acquisitions is subject to customary conditions to closing and there can be no assurance that it will be completed on schedule, upon the agreed terms and conditions, or at all.

      STRATEGIC SUPPLIER AGREEMENTS

      In July 1998 the Company entered into a memorandum of understanding with Lucent Technologies, Inc. with respect to the development of the Company's IP backbone using IP Switches to be deployed at the Company's international points of presence ("POPs") in the United States and Europe. These packet-switched, IP protocol network elements will be co-located, in most cases, with the Company's DMS-GSP switching equipment to be deployed pursuant to the Company's turn-key agreement with Northern Telecom, Inc. ("Nortel"). Under that agreement, Nortel will provide for the construction, turn-key installation, in-country technical support and maintenance of a minimum of 10 DMS-GSP Switches to be installed in various locations worldwide. In July 1998, the Company entered into a Master Global Telecom Facilities Management Agreement with EQUANT providing a framework for EQUANT's provision of co-location services for certain of the Company's switches and other network equipment as well as technical support and maintenance for these switches and equipment and for the Company's proposed service control points in the United States and Europe.

      The Company has entered into agreements with Global Crossing for the purchase of 7 STM-1s of capacity on the AC-1 cable systems and STM-1 level capacity on additional undersea cable systems under development by Global Crossing.

      RECENT DEVELOPMENTS

      In addition to the events described above, material developments in the Company's business since June 30, 1998 include the following:

      o Fourth Quarter Financing: The Company is pursuing additional equity for acquisitions, network development and working capital.

      o On October 21, 1998, the company sold a 15% interest in EnerTel to former shareholders of EnerTel for approximately $15 million, which is expected to clear escrow in the fourth quarter of 1998, subject to receipt of any required regulatory approvals.

      o Frontier Agreement: In October, 1998 the Company entered into an agreement with Frontier Corporation whereby Frontier will provide the Company with fiber optic capacity in the United States that may be utilized to physically interconnect WorldPort's switching and network facilities throughout the U.S.

      o Additional Leasing Facilities: In September, 1998 the Company entered into a $30 million Global Master Rental Agreement with Comdisco, Inc. to be utilized for equipment purchases.

      RESULTS OF OPERATIONS

      During the three and nine months ended September 30, 1998, the Company incurred losses of $25,161,000 and $33,956,000, respectively, compared to losses of $1,242,000 and $1,880,000 during the same periods in 1997. Included in the losses incurred during the three and nine months ended September 30, 1998 are the operating results of EnerTel since its acquisition by the Company, including amortization of the purchase price premium and recording of financing costs related to the Company's acquisition of EnerTel, the operating results of WorldPort Europe and TNC, as well as general expenses related to the Company's worldwide business development and financing activities. The operating results for ICX and IIC did not have a material impact on the losses incurred by the Company in 1998. To address and remedy historical operating losses and to increase the competitiveness, revenues and gross margins, the Company has taken various steps to improve each subsidiary's operating efficiency, network capability and carrier cost structure. The Company believes these cost-reduction and revenue-enhancing initiatives will have a positive impact on the Company's future operating results. However, as its business remains in the early growth stage, the Company anticipates that it will continue to incur operating losses and cash flow deficiencies for the foreseeable future.

      Prior to its acquisition of the assets and ongoing operations of TNC in June 1997, the Company was a development stage company that had not generated revenues other than interest income since inception.

      Revenues

      Revenues for the three and nine months ended September 30, 1998 were $11,746,000 and $14,410,000, respectively, compared to $1,506,000 and
      $1,695,000 for the three and nine months ended September 30, 1997. The increase in revenues is primarily attributed to the inclusion of the results of operations of EnerTel subsequent to its acquisition in June 1998. EnerTel's revenues were $8,003,000 during the three months ended September 30, 1998. Also contributing to the increase over the prior year are the inclusion of TNC acquired in June 1997, and ICX and IIC acquired in April and July 1998, respectively. The acquisition of WorldPort Europe did not have an impact on revenues as WorldPort Europe is in the process of completing the installation and testing of its network.


      Gross Margin

      Gross margin for the three and nine months ended September 30, 1998 was $3,273,000 and $3,430,000, respectively, compared to $159,000 and $154,000 for the three and nine months ended September 30, 1997. The increase in gross margin was largely attributed to the inclusion of the results of operations of EnerTel which contributed gross margin of $2,150,000 during the three months ended September 30, 1998.

      Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased to $14,097,000 from $1,062,000 and to $20,349,000 from $1,715,000 for the three and nine months ended September 30, 1998 and 1997, respectively. The increase was due primarily to (i) inclusion of the operating results of EnerTel (ii) increased business development and acquisition activity, (iii) the relocation of the Company's corporate offices from Houston, Texas to Atlanta, Georgia, (iv) the expansion of the Company's executive management team, (v) certain non-recurring compensation charges associated with the granting of restricted stock and certain options to certain members of the Company's management team and (vi) the inclusion of the selling, general and administrative expenses associated with the operations of TNC, ICX and IIC.

      Depreciation and Amortization

      Depreciation and amortization expense for the three and nine months ended September 30, 1998 was $4,281,000 and $ 5,778,000, respectively, compared to $283,000 and $313,000 for the three and nine months ended September 30, 1997. The increase was primarily due to (i) depreciation of the assets acquired in connection with the acquisition of EnerTel, (ii) amortization of goodwill and other intangible assets associated with the Company's acquisitions (iii) depreciation of additional switching and network equipment acquired during 1998.

      Interest Expense

      Net interest expense for the three and nine months ended September 30, 1998 was $9,360,000 and $10,202,000, respectively, compared to net interest expense of $56,000 and $6,000 for the three and nine months ended September 30, 1997, respectively. The increase in interest expense is primarily due to (i) financing costs resulting from the interim loan, (ii) amortization of debt issuance costs related to the Interim Loan, and (iii) the acquisition of switching equipment subject to capital lease.

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

      As of September 30, 1998 and December 31, 1997 the Company had a working capital deficit of $129,901,000 and $4,143,000, respectively. The working capital deficit at September 30, 1998 is due to (i) the Interim Loan (ii) the payment of certain liabilities assumed in conjunction with the aforementioned acquisitions, the majority of which were trade payables and short-term debt obligations, (iii) the acquisition of additional switching and peripheral equipment, the majority of which is being financed pursuant to a lease, and (iv) the operating losses of the Company. Trade receivables increased to $7,842,000 at September 30, 1998 from $369,000 at December 31, 1997 largely due to the acquisition of EnerTel.

      Operations used $12,514,000 during the nine months ended September 30, 1998 due primarily to the (i) operating losses, (ii) increased business development and acquisition activity, (iii) relocation of the Company's corporate offices and (iv) expansion of the Company's executive management team.

      Investing  activities  used  $122,743,000  during  the nine  months  ended
      September 30, 1998. Investing activities during the nine months ended September 30, 1998 consisted primarily of cash paid in connection with the EnerTel acquisition and increased capital spending.

      Financing  activities  provided  $132,590,000 during the nine months ended
      September  30,  1998.  Financing  activities  during the nine months ended
      September 30, 1998 consisted primarily of proceeds from (i) interim financing for purposes of completing the acquisition of EnerTel, (ii) the issuance of approximately 2.5 million shares of the Series B convertible preferred stock and 180,000 shares of common stock and (iii) payments on capital leases and notes payable.

      During 1998, the Company initiated a private placement offering of its Series B convertible preferred stock at $5.36 per share. The Series B convertible preferred stock is convertible into shares of the Company's common stock at any time at the option of the holder at a rate of four shares of common stock for each share of preferred stock. Holders of Series B convertible preferred stock have voting rights equal to 40 votes per share on all matters submitted to a vote of the stockholders of the Company. As of September 30, 1998, the Company has received approximately $12.8 million in proceeds from the sale of the Series B convertible preferred stock and converted approximately $1.2 million of outstanding debt into the Series B convertible preferred stock.

      On June 23, 1998, WorldPort International, Inc., a wholly-owned subsidiary of the Company ("WorldPort International") entered into a Credit Agreement for the Interim Loan with Bankers Trust Company, an affiliate of BT Alex. Brown and several additional lenders, pursuant to which WorldPort International borrowed $120 million in order to finance the acquisition of EnerTel and for working capital. The Interim Loan was guaranteed by the Company and certain of its subsidiaries. The Interim Loan bears interest at LIBOR (as defined in the credit agreement related to the Interim Loan) plus 6% per annum increasing by 0.5% per annum at the end of each period of three consecutive months after June 23, 1998; provided, that such interest rate shall not exceed 16% per annum if paid in cash or 18% per annum if capitalized. The Interim Loan also contained provisions for the issuance of $0.01 warrants representing between 3.5% and (if the Interim Loan is not repaid by December 23, 1998) 11%, of the fully-diluted common stock of the Company, depending upon the date of repayment of the Interim Loan. As of November 10, 1998, Interim Loan holders are eligible to receive 2,362,240 warrants to purchase common stock. The fair market value of these warrants (approximately $20 million) is reflected as a reduction in the principal amount of the notes. This amount is being amortized to interest expense over the life of the loan (1year). At such time as the facility is repaid, the remaining unamortized portion of the value of the warrants will be expensed. The Interim Loan matures on June 23, 1999. The Interim Loan includes certain negative and affirmative covenants and is secured by a lien on substantially all the assets of the Company and certain of its subsidiaries and a pledge of the capital stock of certain of the Company's subsidiaries.

      The anticipated net proceeds from the Fourth Quarter Financing, the anticipated $15 million EnerTel minority investments (proceeds of which will be available to the Company upon regulatory approval in The Netherlands), and the expansion of the Company's various equipment lease facilities will be used (i) to fund the cash portions of the pending acquisitions, (ii) for capital expenditures relating to development of network infrastructure and for (iii) general corporate purposes, including working capital. The Company expects that funds it anticipates raising during the fourth quarter will provide the Company with sufficient capital to fund its current business plan's anticipated capital expenditures and anticipated losses. The Company anticipates that it will need to raise additional capital through equity or debt financing transactions to take advantage of business expansion opportunities. There can be no assurance that the Company can complete such financing transactions, including those currently contemplated, on favorable terms, if at all.



YEAR 2000 ISSUE

      The efficient operation of the Company's business is dependent in part on its computer software programs and operating systems. These programs and systems are used in network trafficking, call origination and termination, pricing, sales, billing and financial reporting, as well as various administrative functions. Recognizing the importance and need for an integrated information systems solution, the Company has developed an implementation plan for upgrading its systems architecture. This plan also addresses the functionality of its systems beyond December 31, 1999 ("Year 2000 compliance") as the majority of the internal information systems are being replaced with new systems that the systems vendor represents will be Year 2000 compliant, the cost of which is not considered to be Year 2000 related. The Company does not anticipate additional material expenditures for Year 2000 compliance issues. This new systems implementation is expected to be completed by September 30, 1999. Management believes that the remaining Company information technology ("IT") systems and other non IT systems are either Year 2000 compliant or will be compliant by September 30, 1999 after applying vendor supplied upgrades to these systems. The cost of the upgrades are not considered to be material. The Company is in the process of obtaining documentation from its suppliers, customers, financial institutions and others as to the status of their Year 2000 compliance programs and the possibility of any interface difficulties relating to Year 2000 compliance that may affect the Company. To date, no significant concerns have been identified; however, there can be no assurance that there will not be any Year 2000-related operating problems or expenses that will arise with the Company's computer systems and software or in connection with the Company's interface with the computer systems and software of its suppliers, customers, financial institutions and others. Because such third-party systems or software may not be Year 2000 compliant, the Company is in the process of developing contingency plans to address Year 2000 failures of the entities with which the Company interfaces. The Company could be required to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, results of operation and financial conditions.

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

      On April 17, 1998, the Company was served with a summons and complaint from MC Liquidating Corporation f/k/a MIDCOM Communications, Inc. ("MIDCOM"). Both the Company and Telenational Communications, Inc., its wholly-owned subsidiary are named as defendants, as are Telenational Communications, Limited Partnership, the former owner of the TNC assets ("TCLP"), and Edmund Blankenau, a principal of TCLP and a former director of the Company. In its complaint, filed on April 8, 1998 in the U.S. Bankruptcy Court for the Eastern District of Michigan, Southern Division, MIDCOM seeks payment of over $600,000 for services allegedly provided to TCLP and the Company, together with other damages, attorney fees and costs. The Company believes the claims are without merit and intends to vigorously defend itself against them.

      On June 2, 1998 the Company initiated an arbitration proceeding against John W. Dalton ("Dalton"), a former director, President and Chief Executive Officer of the Company. In that proceeding, the Company is seeking the rescission and cancellation, on grounds of fraudulent inducement, of 1.2 million shares of the Company's stock that were issued to Dalton in connection with the Company's acquisition of the Wade Wallace Company. In the same proceeding, Dalton is asserting claims against the Company, Maroon Bells Capital Partners, Inc. ("MBCP"), Paul A. Moore (Chairman of the Company's Board of Directors and the Company's Chief Executive Officer), Phillip S. Magiera (a director and the Chief Financial Officer and Secretary of the Company), Dan Wickersham (President and Chief Operating Officer of the Company) and Theodore H. Swindells (a principal of MBCP). Dalton's employment as President and Chief Executive Officer of the Company was terminated effective April 6, 1998. Dalton alleges, among other things that those parties engaged in breach of contract, tortious interference and breach of fiduciary duty in connection with the termination of Dalton's employment contract. Dalton had previously asserted these claims in a lawsuit he filed in Texas state court. However, based on a motion filed by the Company, that proceeding was abated by the Court pending the completion of the arbitration proceeding. The Company plans to prosecute its claims against Dalton vigorously and to vigorously defend itself against the claims asserted by Dalton.


ITEM 2.  CHANGES IN SECURITIES

      In connection with the acquisition of IIC in July 1998, the Company issued 916,520 shares of its common stock to the former sole shareholder of IIC (of which 38,500 will be held in escrow up to a period of one year). The former IIC sole shareholder is an "accredited investor" as defined in Regulation D promulgated under the Securities Act and the issuance of the shares was exempt under Section 4(2) of the Securities Act.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      The Company has restructured its debt obligation to Value Partners, Ltd.. According to the revised terms, on October 26,1998 the Company made an installment payment of principal and accrued interest of $212,356. The remaining balance will be repaid by monthly principal payments of $100,000 plus interest at 14%, with acceleration when the Enertel minority investment proceeds are received.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

          Exhibit No.                        Description

           10.1 Global Master Rental Agreement dated as of September 23, 1998 by and between Comdisco, Inc. and WorldPort Communications, Inc.

           10.2 Third Amendment to Employment Agreement between Phillip S. Magiera and the Company dated September 29, 1998

           10.3 Promissory Note between Phillip S. Magiera and the Company dated September 29, 1998

           10.4             Third   Amendment  to  Employment   Agreement
                            between Paul A. Moore and the Company dated September 29, 1998

           10.5 Promissory Note between Paul A. Moore and the Company dated September 29, 1998

           27.1             Financial Data Schedule

REPORTS ON FORM 8-K

The Company filed the following Current Reports on Form 8-K in the third quarter:

1. A Current Report on Form 8-K, dated June 25, 1998, was filed July 10, 1998 and amended August 13, 1998. This Report described the Company's acquisition of EnerTel. The Report included (i) the audited financial statements of EnerTel for the years ended December 31, 1996 and 1997 and unaudited financial statements for EnerTel for the three months ended March 31, 1998 and (ii) the unaudited consolidated pro-forma financial statements of the Company for the year ended December 31, 1997 and the three months ended March 31, 1998.

2. A Current Report on Form 8-K, dated August 3, 1998, was filed on August 13, 1998. This Report described the Company's acquisition of IIC. The Report included (i) the audited financial statements of IIC for the years ended December 31, 1996 and 1997 and unaudited financial statements for IIC for the three months ended March 31, 1998 and (ii) the unaudited consolidated pro-forma financial statements of the Company for the year ended December 31, 1997 and the three months ended March 31, 1998.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    WORLDPORT COMMUNICATIONS, INC.




Date:  November 10, 1998              By:  /s/ Phillip S. Magiera
                                           ----------------------
                                          Phillip S. Magiera
                                          Chief Financial Officer and Secretary