Form 10-K
period 1998-12-31
WORLDPORT COMMUNICATIONS INC
filed 1999-03-31
CIK 857847

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to ___

                        Commission file number: 000-25015

                         WORLDPORT COMMUNICATIONS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                        84-1127336
 ------------------------------                           -------------------
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)


          1825 Barrett Lakes Blvd., Suite 100, Kennesaw, Georgia 30144
          ------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:  (770) 792-8735

Securities registered pursuant to Section 12(b) of the Act:

                                                 Names of each exchange
       Title of Each Class                         on which registered
       -------------------                         -------------------
              None                                        None

Securities registered pursuant to Section 12(g) of the Act:

                        Common Shares, $0.0001 Par Value
                        --------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 1, 1999, 18,930,365 shares of Registrant's Common Stock were outstanding.

The aggregate market value of the Registrant's Common Stock held by nonaffiliates on March 1, 1999 was approximately $158,569,660.

                                     PART I

ITEM 1.  BUSINESS.


INTRODUCTION


         WorldPort Communications, Inc. (together with its subsidiaries, "we," the "Company," and "WorldPort") is a rapidly growing facilities-based global telecommunications carrier offering voice, data and other telecommunications services to carriers, Internet service providers ("ISPs"), medium and large corporations and distributors and resellers. The core of our operations and the source for a significant portion of our revenues is our EnerTel subsidiary, the leading second network operator in the Netherlands. EnerTel's switch-based fiber backbone network consists of three fiber optic rings extending over 1,200 kilometers linking most of the largest cities in the Netherlands, and together with EnerTel's interconnection agreements, passing approximately 70% of the 5.5 million domestic households and substantially all the domestic and multinational business community in the Netherlands. We are expanding and developing EnerTel's network to enhance its capacity and reach within the Netherlands. In order to leverage EnerTel's network as a European hub to access select markets, we have obtained the right to purchase indefeasible rights of use ("IRUs") which will provide interconnection to 18 cities in five Western European countries. Additionally, we have acquired IRUs on AC-1, an undersea cable connecting North America and Europe, to link EnerTel's switches in Amsterdam and Rotterdam and our DMS GSP international gateway switch in London with our U.S. DMS GSP international gateway switches in New York and Miami. As a result, we will have a unified switch network that will allow us to provide On-Net services to our clients in the Netherlands, our European hub, five other Western European countries and the United States. For the three months ended December 31, 1998, and, on a pro forma basis (giving effect to our acquisitions of EnerTel and International InterConnect, Inc.), the year ended December 31, 1998, we had revenues of $14.2 million and $40.6 million, respectively.

         EnerTel was founded by nine regional electric utilities and N.V. Casema, the Netherlands' largest cable television company, who collectively were granted a national infrastructure license to build, own and operate a nationwide telecommunications network. EnerTel's network is connected directly to KPN Telecom (Netherlands), Deutsche Telekom (Germany), Belgacom (Belgium), Cable & Wireless (UK) and Telecom Italia (Italy). In addition, EnerTel's network has access to undersea cables connecting the Netherlands to North America. EnerTel's network utilizes synchronous digital hierarchy ("SDH") technology and currently includes two Siemens switching facilities, located in Amsterdam and Rotterdam, as well as an IRU for capacity on UK-NETH 14, an undersea fiber optic cable connecting the United Kingdom and the Netherlands. EnerTel commenced operations in 1997 and currently serves 133 medium and large sized corporate customers, 45 of the Netherlands' ISPs (including 21 of the Netherlands' 35 national ISPs) and 10 carriers, distributors and resellers. We also have entered into contracts with an additional 26 carriers, distributors and resellers, with service expected to begin during the second quarter of 1999. For the three months ended December 31, 1998, and the year ended December 31, 1998, EnerTel had revenues of $10.3 million and $18.3 million, respectively.

         The telecommunications services market in the Netherlands is experiencing significant growth, with a market size of $8.4 billion in 1997 expected to grow to $9.1 billion by 2000 according to Espicom Business Intelligence. This growth is being driven by (i) the rapid growth in demand for broadband and data services, including the Internet and corporate intranets and
(ii) the emergence of the Netherlands as a major European telecommunications hub. At the end of 1998 there were approximately 1.4 million Internet users in the Netherlands. According to Datamonitor, an industry research group, the number of Internet users in the Netherlands is expected to grow to 3.6 million by 2003. We believe that EnerTel is positioned to capture a significant share of the Netherlands' wholesale telecommunications market due to our scaleable state-of-the-art fiber optic network, broad range of products and services, competitive pricing, established customer relationships and experience in serving the needs of data intensive customers. For the six months ended December 31, 1998, EnerTel carried approximately 496 million minutes of traffic, including approximately 443 million minutes of Internet traffic in the Netherlands.

         In response to customer demand (principally from carriers and ISPs) for telecommunication services beyond the Netherlands and for expanded product offerings, we are extending our On-Net reach into Western Europe and the United States. In addition, we now offer internationally our switched services, private lines, and 800/900 services which we previously offered only in the Netherlands and have expanded our product offerings to include colocation, switch partitioning and switchless resale both in the Netherlands and throughout Europe and the United States.

         In connection with our expansion into Europe, we have recently entered an agreement which will allow us to purchase IRUs which will connect EnerTel's Netherlands-based network with 18 cities, throughout five countries in Western Europe, including Brussels, Frankfurt, London, Paris and Madrid and we have developed direct connections and bilateral interconnection agreements that provide On-Net termination services in Germany, Belgium, France, Italy and the United Kingdom. We believe this expansion will position us to further penetrate the European international long distance market, which is the largest in the world, accounting for approximately 35 billion minutes or approximately 43% of all worldwide minutes originated in 1997.

         To provide our European customers with access to North America, we have acquired IRUs for STM-1s of capacity, and committed to purchase IRUs for additional STM-1s of capacity, on undersea fiber-optic cables which connect EnerTel's network with North America and have installed international gateway switches in London and New York and are in the process of installing one in Miami. Through this network, we can provide our customers with connections between Europe and North America, which together originate approximately 75% of the world's international telecommunications traffic. We have contracts with over 35 carrier customers for use of our international switches.

         In addition to our EnerTel operations, we also provide, through our non-European subsidiaries, international pre-paid calling cards, international credit card billed calling cards, international call back/direct access, and international operator services to carriers, business customers and resellers and distributors in the United States, Europe, Latin America and Asia-Pacific. For the three months ended December 31, 1998, and the year ended December 31, 1998, our revenues from these operations totaled $3.9 million and $10.3 million, respectively.

         For a summary of our operations according to our two separate geographic regions, see Note 10 to our Consolidated Financial Statements included elsewhere in this Report.

MILESTONES

         Since acquiring EnerTel in June 1998, we have achieved the following:

         -        NETWORK DEVELOPMENTS

                  - Upgraded port capacity of our Amsterdam and Rotterdam Siemens switches

                  - Expanded our Netherlands fiber optic network from 1,100 kilometers to over 1,200 kilometers and upgraded capacity on approximately 58% of the network with DWDM technology

                  - Sold the Bel 1600 division of EnerTel (which had provided indirect access services to small and medium size business and residential subscribers) as part of our strategic repositioning of EnerTel to serve carriers, ISPs and other high volume customers; we retain on a wholesale basis the traffic minutes generated by the residential subscribers


         -        DEVELOPMENT OF EUROPEAN HUB

                  - Obtained the right to purchase IRUs which can connect EnerTel's network with 18 cities, throughout five countries in Western Europe, including Brussels, Frankfurt, London, Paris and Madrid

                  - Installed international gateway switches in London, New York and Miami

                  - Extended our EnerTel network to Beverwijk, the Netherlands where we are connecting to AC-1 through leased line capacity

                  - Developed a direct connection and bilateral interconnect agreement that provides On-Net termination services in Italy (Telecom Italia)

         -        CUSTOMER GROWTH

                  - Increased traffic on EnerTel's On-Net network from approximately 42 million monthly minutes in May 1998 to approximately 113 million monthly minutes in December 1998

                  - Increased EnerTel's monthly revenue by 114% from approximately $2.1 million per month in May 1998 to approximately $4.5 million per month in December 1998

                  - Signed new customer contracts including new contracts with 15 carriers, 21 ISPs, and 103 corporate customers

BUSINESS STRATEGY

         Our strategy is to be a leading global provider of transmission and termination services to carriers, ISPs, large multinational corporations and distributors and resellers. We believe that this "carriers' carrier" approach commands higher profits than providing retail services. The key elements of our strategy are as follows:

-        ENHANCE POSITION AS PREMIER SECOND NETWORK OPERATOR IN THE NETHERLANDS.
         We believe that EnerTel is positioned to capture a significant share of the wholesale telecommunications market in the Netherlands due to its scaleable state-of-the-art fiber optic network, broad range of products and services, competitive pricing, established customer relationships, and experience in serving the needs of data intensive customers. For the six months ended December 31, 1998, EnerTel carried approximately 496 million minutes of traffic, including approximately 443 million minutes of Internet traffic. To continue capturing market share, we are enhancing our network's capabilities by installing in Amsterdam a switch dedicated to international traffic and further upgrading capacity using advancements in DWDM. We also plan to upgrade our network operations center.

- LEVERAGE "HUB AND SPOKE" FOOTPRINT VIA OUR NETHERLANDS EUROPEAN HUB. We intend to continue to leverage the assets of EnerTel, further developing EnerTel as a European gateway for international traffic. We believe that the Netherlands has emerged as a major European hub, with two key transatlantic cables, AC-1 and TAT-14, utilizing it as a landing point for continental Europe. We believe that EnerTel's existing network (which included over $85.2 million of property, plant and equipment at December 31, 1998 and significant right of way agreements) together with (i) the IRUs we have the right to purchase in five countries in Western Europe, (ii) our direct connections and bilateral interconnection agreements that provide On-Net termination services in Germany, Belgium, France, Italy and the United Kingdom and
         (iii) the IRUs which we have acquired or committed to acquire on undersea fiber-optic cables which connect the Netherlands to North America, provide us with a significant time-to-market advantage over others desiring to replicate our "hub" approach.

- DIFFERENTIATE THROUGH BROAD PORTFOLIO OF VALUE-ADDED PRODUCT AND SERVICE OFFERINGS. We have developed a broad range of voice, data, video and Internet products and services which we offer to customers both within the Netherlands and throughout Western Europe. Such services include our switched services, dedicated services, switch partitioning, telehousing and colocation opportunities, and switchless resale services that we offer carriers, ISPs and business customers. We believe that this broad product portfolio differentiates us from competitors, many of whom offer some, but not all, such products and services. We intend to continue to enhance and develop our voice, data, video and Internet products and services and will also continue to offer customers additional services such as international calling cards. Moreover, we are developing our network with advanced technology to provide seamless transmission of voice and data across multiple protocols such as

         IP, asynchronous transfer mode ("ATM") and frame relay. To advance our IP capabilities, we are currently conducting one of the first commercial trials of Lucent's PacketStar 6400 IP switches in both New York and London. The Lucent PacketStar may enable us to be one of the first carriers to offer, on a commercial scale, a fast, high-quality IP transmission alternative to bypass highly congested segments of the traditional Internet by routing a customer's traffic over our network.

- CAPITALIZE ON POSITION AS A LOW COST PROVIDER. As a facilities-based carrier, we believe that selectively expanding our On-Net reach and continuing to develop our interconnection and bilateral agreements will allow us to maintain a low cost structure for transmission and termination services relative to our competitors. We operate our fiber network in the Netherlands as well as switches in Amsterdam, Rotterdam, London, New York and Miami, and have signed long term lease agreements or IRUs with other carriers and bilateral interconnection agreements on their networks. We believe that these assets, including our ability to provide an alternative to the Netherlands' former national monopoly telephone company ("PTT") and leverage our bilateral agreements, create a unique On-Net network. In addition, we will utilize IP in selected applications to reduce our cost basis for international voice transport and lower our cost of access.

- CONTINUE TO DEVELOP SALES FORCE AND DISTRIBUTION CHANNELS. We are continuing to develop our global sales, marketing and support force. Our sales force currently consists of 18 direct sales people and approximately 190 wholesale resellers and 285 agents. Our direct sales people have extensive experience in the telecommunications industry, at entities which include Frontier, MCI WorldCom, Cable & Wireless, Qwest Communications and Sprint. As we continue to develop our On-Net network in Europe and with access to North America, our sales professionals are increasingly able to sell our international portfolio of end-to-end products and services to customers based in these markets.

- PURSUE STRATEGIC ACQUISITIONS. We plan to continue to identify and pursue strategic acquisitions that provide us with one or more of the following: (i) network facilities that extend our On-Net reach, (ii) public telecommunications operator ("PTO") and other licenses, interconnection agreements, and/or operating agreements on key routes,
         (iii) proprietary circuits or IRUs, (iv) large customer bases in targeted markets and (v) complementary business strategies or products.

RECENT DEVELOPMENTS

- Heico Equity Investment. In January 1999, The Heico Companies, LLC ("Heico"), a privately owned holding company, completed a $40 million investment in our Series C Convertible Preferred Stock. We have also granted to Heico an option to acquire additional shares of Series C Convertible Preferred Stock for an aggregate purchase price of $10 million. By virtue of its stock purchase, and coupled with additional voting rights which it received pursuant to a Shareholder Agreement, Heico currently controls, with respect to certain matters, including acquisitions, incurrence of debt and the issuance or sale of equity securities, approximately 50.1% of our outstanding votes. In addition, Heico's designees comprise one-half of the members of our Board of Directors and we amended our Bylaws to provide that at least one of Heico's designees and, except in certain limited situations, one of the directors who was not designated by Heico, must approve any action put before the Board of Directors in order for such to be properly approved by the Board of Directors.

- All America Cables & Radio. In May 1998, we entered into an agreement for the acquisition of All America Cables & Radio ("AACR"), a telecommunications services provider in the Dominican Republic. As a result of damage caused to AACR's facilities and business by Hurricane Georges in September 1998, the original agreement terminated. Although we had subsequent discussions with AACR, we recently decided not to pursue the acquisition. We will continue to sell our products and services in Latin America through our network of distributors and resellers.

- Sale of European Capacity. On February 19, 1999, WorldPort signed an agreement with a U.S. carrier for the sale of intra-European STM-1 IRUs, for total sale proceeds of $8 million to be recognized during 1999. In conjunction with the signing of the IRU sale agreement, WorldPort and the carrier also executed a letter of intent regarding the sale, exchange and lease of communications services and the expansion of the reach of their networks (through possible interconnection, colocation and switch partitioning arrangements). The aggregate value of the transactions contemplated by the letter of intent will depend on conditions but may range up to $55 million.

- Purchase of European Capacity. In March 1999, pursuant to a capacity purchase agreement with Esprit Telecom UK Limited which we entered into in January 1999, we placed orders with Esprit for the purchase of IRUs for 4 STM-1s of capacity on the Esprit network in Europe, providing links between London, Paris, Frankfurt and Amsterdam.

NETWORK

ON-NET MECHANICS

         A long distance telephone call generally consists of three segments: origination, transport and termination.

         We use the term "On-Net" to refer to the portion of a call that travels over our network infrastructure and originates or terminates through either local interconnects or bilateral agreements. Our gross margins increase to the extent that we put a greater portion of the call minutes On-Net. In the Netherlands, we are able to originate calls On-Net via either our own leased lines or our local interconnect agreements, bypassing KPN, the incumbent provider. We then terminate the call internationally from our Netherlands switches either (i) via our own network to another country where we terminate through a local interconnect agreement , (ii) through a bilateral carrier agreement, or (iii) through a third party carrier. Generally, we are able to obtain a higher margin when we terminate through a local interconnect agreement rather than through a third-party carrier.

     Origination

         A typical international long distance call originates on a local exchange network or private line and is carried to the international gateway switch of a telecommunications provider. The call is then transported along a fiber optic cable or a satellite connection to an international gateway switch in the terminating country and finally to another local exchange network or private line where the call is terminated. A domestic long distance call is similar to an international long distance call, but typically involves only one telecommunications provider, which transports the call on fiber, microwave radio or via a satellite connection within the country of origination and termination. Generally, only a small number of carriers are licensed to provide telecommunications services in a foreign country and, in many countries, only the PTT is licensed to provide certain services. Any carrier that desires to transport switched calls to or from a particular country must, in addition to obtaining a license or other permission (if required), enter into bilateral agreements or other arrangements with the PTT or another international carrier in that country or lease capacity from a carrier that already has such arrangements.

     Transport

         The transport of telephone calls is accomplished via land-based cables or undersea cables, which are usually fiber optic, or by microwave radios or satellites. A carrier can obtain access on cable systems through IRUs or leases. Any carrier may generally lease circuits on a cable from another carrier. Satellite circuits are also obtained on a leased basis.

         Traditionally, international telecommunications traffic is exchanged under interconnection agreements between international carriers ("correspondents") which own IRUs or lease satellite or fiber capacity between two countries. Interconnection agreements provide for the termination of traffic in, and, if such agreements are bilaterial agreements, return of traffic to, the carriers' respective countries at negotiated accounting rates. Bilateral agreements typically provide that carriers will return to their correspondents a percentage of the minutes received from such correspondents ("return traffic"). In addition, interconnection agreements provide for network coordination and accounting and settlement procedures between the carriers.

         A carrier which does not have an interconnection agreement with a carrier in a particular country is able to provide international service to that country by reselling minutes from a carrier which does. Until recently, in many foreign countries there was only one interconnection agreement in place between that country's PTT and a foreign based international carrier as a result of monopolies held by such PTTs. Interconnection agreements are expected to become increasingly available as international markets deregulate and new carriers that are seeking business partners emerge in countries previously subject to a PTT monopoly or other limited competition market.

         For a telecommunications provider without interconnection agreements or its own international network, the profitability of originating international traffic is a function of, among other things, the difference between its billing rates and the rates it must pay another carrier to transport and terminate such traffic.

         For a company with bilateral agreements (which provide for return traffic), the profitability of originating international traffic will be a function of, among other things, the volume of its originating traffic and its billing rates, as well as the relative volume of its originating and return traffic minutes. Under the settlement process, a carrier which originates more traffic then it receives, will, on a net basis, make payments to the corresponding carrier, while a carrier which receives more traffic than it originates will receive payments from the corresponding carrier. If the incoming and outgoing flows of traffic are equal in the number of minutes transmitted, there is no net settlement payment to either carrier. Therefore, in addition to all of the other factors that can influence the profitability of a telecommunications carrier, profitability can also be somewhat dependent on the carrier's relative flows of incoming and outgoing traffic.

         Return traffic can be more profitable than outgoing traffic when there is a significant disparity in the cost of terminating traffic between the two countries that are party to a bilateral agreement. The receipt of more profitable return traffic reduces the aggregate cost to a carrier to transport traffic pursuant to a bilateral agreement, and carriers with significant levels of return traffic can price their international transport and termination services at a discount to the settlement cost and recover the discount on the return traffic.

     Termination

         The termination of an international call occurs after the call has been transported to an international carrier in the destination country. The international carrier then transports the call to a local exchange network where it is then terminated by the PTT or an alternative to the PTT, such as EnerTel, which then bypasses the PTT.

NETWORK ASSETS

         The EnerTel backbone network in the Netherlands consists of three fiber optic rings, complemented by interconnection agreements with the local access networks of regional utility companies throughout the Netherlands, including EnerTel's former shareholders. The network backbone links most of the Netherlands' largest cities and, together with these regional utility company interconnection agreements, passes approximately 70% of the 5.5 million Dutch households and substantially all the Dutch and multinational business community. EnerTel holds a 20-year lease expiring in 2016 for the backbone network with each of its former shareholders. In February 1994 those shareholders, comprised of nine Dutch regional utility companies and Casema N.V., the largest cable television operator in the Netherlands, constructed the three fiber optic ring network. Each route in this network consists of between 12 and 24 fibers. Pursuant to the nine lease agreements between EnerTel and each of the former shareholders, EnerTel has leased use of the fibers contained in those rings. In addition, pursuant to the backbone lease agreements, EnerTel can add additional fibers to the network when necessary. Each lease covers that portion of the network owned by such former shareholder and provides that each of the former shareholders is responsible for the maintenance and repair of the portion of the network leased by them to EnerTel. EnerTel pays for such repair and maintenance based on the cost thereof to the applicable owner. We believe that our existing network, which included over $85.2 million of property, plant and equipment at December 31, 1998 and significant right of way agreements, provides us with a time-to-market advantage over new providers desiring to replicate our

EnerTel network.

         The EnerTel network utilizes SDH technology and, in addition to the three fiber optic rings extending over 1,200 kilometers, includes two Siemens switching facilities, located in Amsterdam and Rotterdam with over 1,400 port facilities, as well as an IRU for 21 E-1s of capacity on UK-NETH 14, an undersea fiber optic cable connecting the United Kingdom and the Netherlands. We have recently completed the installation of DWDM technology on approximately 58% of the EnerTel network in order to provide additional capacity for intra-Netherlands and cross-border connectivity to Atlantic undersea cable systems. We are also in the process of installing a DMS GSP international gateway switch in Amsterdam.

         In addition, in connection with the expansion of our network into Europe, we have recently obtained the right to purchase IRUs which will connect EnerTel's Netherlands-based network with 18 cities, throughout five countries in Western Europe, including Brussels, Frankfurt, London, Paris and Madrid and we have developed direct connections and bilateral interconnection agreements that provide On-Net termination services in Germany, Belgium, France, Italy and the United Kingdom.

         Moreover, to provide our European customers with access to North America, we have further expanded our network by (i) acquiring IRUs for STM-1s on AC-1 which will provide EnerTel's network with access to North America and
(ii) installing DMS GSP international gateway switches in London, New York and Miami. In addition, we are currently conducting one of the first commercial trials of Lucent's PacketStar 6400 IP switches in both New York and London. The Lucent PacketStar may enable us to be one of the first carriers to offer "Internet by-pass" (a fast, high-quality transmission alternative to highly congested segments of the traditional Internet) on a commercial scale by routing a customer's traffic over our network.

         In 1996, EnerTel was granted one of two licenses to install and operate, as an alternative to the Netherlands' PTT, a public nation-wide fixed telecommunications network. Under a new telecommunications law recently enacted in the Netherlands, all telecommunications licenses, including EnerTel's public nation-wide infrastructure license, were automatically converted into a registration. At the time it received its nation-wide license, EnerTel was subject to four statutory licensing conditions. The current network meets the requirements of the first two of these conditions. The third license condition required the EnerTel network, by November 20, 2000, to (i) cover all municipalities of over 80,000 inhabitants, (ii) have at least one point of presence in municipalities of over 25,000 inhabitants and (iii) have at least one point of presence on industry premises of over 30 hectares. The fourth license condition required EnerTel to have full infrastructure coverage in the Netherlands for the purpose of providing leased lines to anyone in the Netherlands by November 20, 2001. EnerTel believes that, as a result of the new telecommunications law in the Netherlands, it is no longer subject to these statutory licensing conditions or, alternatively, that such conditions are no longer enforceable. While EnerTel believes that its conclusions in this regard are well founded, there can be no assurance that the Netherlands' government may not attempt to enforce the conditions in the future.

BILATERAL AND INTERCONNECTION AGREEMENTS

         In order to complement our On-Net assets and broaden our reach in and to markets, we have entered into or are negotiating interconnection agreements, certain of which are bilateral agreements. The following table sets forth the parties, countries of origination and termination, and brief descriptions of our significant existing bilateral and interconnection relationships:

                   BILATERAL AND INTERCONNECTION RELATIONSHIPS

PARTY                      COUNTRIES SERVED               NATURE OF AGREEMENT
-----                      ----------------               -------------------
  KPN Telecom               The Netherlands               Interconnection between the EnerTel network and KPN
                                                          Telecom providing origination and termination throughout
                                                          the Netherlands.

  Regional utility          The Netherlands               Interconnection between the EnerTel network and the
  companies                                               networks of the regional utility companies providing
                                                          origination and termination.

  Deutsche Telekom          Germany/The Netherlands       Interconnection between the EnerTel network and Deutsche
                                                          Telekom for switched services.

  Belgacom                  Belgium/The Netherlands       Bilateral agreement; interconnection between the EnerTel
                                                          network and Belgacom covering switched services (switch
                                                          termination, 800/900 and private lines).

  Cable & Wireless          United Kingdom/The            Bilateral agreement; interconnection between the EnerTel
                            Netherlands                   network and Cable & Wireless covering switched services
                                                          (switch termination, 800/900 and private lines).

  Telecom Italia            Italy and Mediterranean       Bilateral agreement; interconnection between the EnerTel
                            Basin                         network and Telecom Italia covering switched services
                                                          (switch termination, 800/900 and private lines).

NETWORK OPERATIONS AND INFORMATION SYSTEMS

         We currently maintain a network operations center in Zwolle, Netherlands (the "NOC") to oversee the EnerTel Network. The NOC provides network element management, monitoring and maintenance, network registration and trouble management, customer service (multilingual) and customer technical support (multilingual). In conjunction with our European expansion, we expect to upgrade this NOC during 1999 to provide these services to our network as it is developed throughout Europe and to add the following functions:

    -        Umbrella Surveillance;
    -        C7 Management;
    -        Service Control Points ("SCPs") Database Management; and
    -        Remote Diagnostics.

         In addition, Nortel provides first level project management and maintenance support for our international gateway switches in London, New York and Miami, pursuant to a turn-key installation and maintenance agreement. We directly monitor and maintain all other components of our network.

         We also utilize proprietary information systems to monitor and manage our international distributors. These information systems provide us with call records, network utilization and performance data, billing and invoicing information, and customer provisioning and support functions. In some cases, our international distributors also have access to a portion of these databases in order to perform customer support at a local level for our worldwide customers. We have also developed a web-based corporate intranet which we use for secure internal communications and for coordinating all of our administrative, financial, and operational management on a global basis.

BILLING SYSTEMS

         Like all telecommunications carriers, we are dependent on effective billing and management information systems to monitor and control cash flows and network costs. EnerTel's switch mediation systems and provisioning systems are provided by Comptel, and its inter-operator billing systems are provided by Prospero. EnerTel utilizes a billing system supplied by Saville Systems. The Saville system is a browser-based billing system that provides call rating, invoicing, fraud detection and security. We plan to expand the licenses for the billing system to include our operations beyond the Netherlands.

         Outside of the Netherlands, we use our proprietary information system for general billing and invoicing, as well as for call rating and recording and billing and invoicing information associated with our carrier expansion outside the Netherlands. Billing for switched services is provided through a combination of internal systems and outsourced services and billing for international private lines, dedicated circuits and global enhanced services is performed internally.

         Our dedicated circuit customers typically pay a flat monthly fee based on the amount of bandwidth purchased, the distance of the transport required and other factors. Our calling card and other long distance services are either (i) prepaid in advance, (ii) invoiced for payment or (iii) paid for by regular debits that we make from the customer's credit card or bank draft accounts. In some cases, we require customers to post deposits, letters of credit or other financial instruments in order to reduce our exposure to bad debts and non-payment.

SALES AND MARKETING

         We have developed a global sales, marketing and service organization to market our portfolio of telecommunications products to carriers and corporate customers worldwide. In particular, in Europe and the United States we have recruited proven sales professionals with well-developed business relationships in the international long distance industry. Our global sales force currently consists of 18 direct sales people, and approximately 190 wholesale resellers and 285 agents. Our direct sales people have extensive experience in the telecommunications industry, at entities which include Frontier, MCI WorldCom, Cable & Wireless, Qwest Communications and Sprint. Our sales and marketing strategy consists primarily of direct sales to carriers, ISPs, information service providers, corporations, and systems integrators. We also use indirect sales through various sales channels, including private branch exchange ("PBX") manufacturers and resellers. For the medium sized corporate market, we primarily rely on indirect sales through PBX and other resellers.

         We utilize our independent sales agents and distributors to achieve early market entry in international markets. We believe that the use of these qualified local, third-party sales agents and distributors is a cost effective means to establish or expand sales operations in new markets. To enhance our sales and marketing efforts, we also are a member of various telecommunications industry associations, including the European Competitive Telecommunications Association (ECTA), the Telecommunications Reseller Association (TRA) and CompTel. In addition, we are a corporate sponsor of Internet2, a project of the University Corporation for Advanced Internet Development.

PRODUCTS

         We offer a broad range of voice, data, video and Internet products and services to customers both within the Netherlands and throughout Europe. Such services include our switched services, dedicated services, switch partitioning, virtual points of presence, telehousing and colocation opportunities, and switchless resale services that we offer carriers, ISPs and business customers. We believe that this broad product portfolio differentiates us from most competitors who offer some, but not all, of such products and services. In addition we offer these customers additional services such as international calling cards and international operator services.

         The following is a summary of the products we currently offer in
Europe:

                                                                           Target Market
                                                             -----------------------------------------
                                                             Carrier          ISP             Business
                                                             -------          ---             --------

Dedicated Services - Leased Lines                               X              X                 X

Dedicated Services - IRU Sales                                  X              X                 X

Dedicated Services - Direct Access                                                               X

Colocation/Virtual Switching                                    X              X

Switched Voice Products                                         X

Switched Voice - 800/900                                        X              X                 X

VPOP                                                            X              X                 X

Switchless Resales/Carrier Select Hosting                       X                                X

International Calling Cards                                     X                                X

Callback Services                                                                                X

ATM Services                                                                                     X

Voice/Fax Over IP (to be introduced in 1999)                    X              X                 X

World IP Port (to be introduced in 1999)                        X              X                 X

IP VPN (to be introduced in 1999)                               X              X                 X

         We also offer leased lines, IRU sales, colocation/virtual switching, switched voice, international calling cards, callback services and voice over IP products and services in the United States and plan to introduce fax over IP and World IP Port products in the United States in 1999. In Latin America and Asia, we offer international calling card, debit card and call back based products.

Dedicated Services

         Our network design and network access agreements enable us to offer leased or sold (IRU) bandwidth in most cities in Europe and the United States. In addition, leased line services will include our planned offering of tail-circuit services to trans-Atlantic undersea cable customers which will provide connections between the landing point and the carrier's leased lines or switches within the applicable country. We primarily provide dedicated international bandwidth in increments such as DS-3 and E-1 between our major points of presence in Europe and the United States, where we have installed DMS-GSP switches and entered into capacity purchase agreements with other network providers. In addition, EnerTel provides digital leased lines within the Netherlands for carriers and corporations in increments of E-1 (2 Mbs), E-3 (34
Mbs) and STM-1 (55 Mbs). Each STM-1 of capacity on our network is the equivalent of three DS-3s or 63 E-1s. As of December 31, 1998, we served 800 Mbs of dedicated service capacity and had another 600 Mbs of capacity contracted for on our network.

         EnerTel provides 30-channel digital trunk lines for large businesses, which are based on Euro-ISDN specifications. ISDN-30 services enable customers to access the EnerTel network directly from PBXs and other customer premises equipment, thereby enabling EnerTel to compete with KPN Telecom for direct access switched services. Through the PBX connection, EnerTel believes it can capture a large portion of its business customers' national and international long distance traffic. EnerTel utilizes its own network facilities, interconnection agreements and international operating agreements to provide domestic and international termination of customer calls on a least cost routing basis.

Colocation/Virtual Switching

         Our colocation, switch room leasing and management, and switch partitioning products enable us to provide carrier customers with a turn-key network service package at the same time that we generate additional transmission traffic for our switched voice, dedicated and data services. We provide these products and services at our international switching locations in New York, Amsterdam and London. In addition, we expect to offer such services at additional regional locations where we establish network points of presence.

Switched Voice Products

         We offer carriers, resellers and corporate customers switched termination services for voice and fax telecommunications traffic traveling to points worldwide. Our network design enables us to offer international transmission services on a switched basis worldwide. Through undersea cable ownership, interconnection agreements, and network development in certain European markets, we have developed a number of international routes where our market pricing for switched termination services is expected to be highly competitive. In December 1998 we switched approximately 143 million minutes, 24 million of which were international switched minutes (originating principally in and around Western Europe). As of February 17, 1999, we had pre-sold or signed contracts representing at least 39 million minutes per month (based on customer estimates) in international long distance traffic.

Switched Voice - 800/900 Services

         EnerTel offers toll-free and premium services for both third party information service providers as well as for corporate, carrier and ISP customers.

Virtual Point of Presence (VPOP)

         EnerTel utilizes its nationwide network to offer virtual Internet dial-in service for ISPs, large corporate customers and resellers. Customers utilizing this service can access the Internet through an ISP via the EnerTel network through a single access number that can be dialed from nearly every local calling area in the Netherlands. VPOP services have grown substantially for EnerTel over the past year as a result of the rapid growth in utilization of the Internet. EnerTel now provides its VPOP service to 45 of the Netherlands' ISPs (including 21 of the Netherlands' 35 national ISPs).

Switchless Resales/Carrier Select Hosting

         EnerTel provides wholesale network transmission services for resellers in the Netherlands who provide residential and small and medium sized business customers with calling services via proprietary access codes. EnerTel initiated this business to continue to provide the transmission services for the residential distribution business which it sold in 1998. EnerTel plans to expand this product line by offering it to additional carriers and resellers in the Netherlands.

International Calling Cards

         Our international calling card products are marketed to carriers and to business customers in Europe, the United States, Latin America and Asia, primarily through international distributors and sales agents. We offer international pre-paid calling cards, international credit card billed calling cards, and international call back/direct access.

         Our calling card customers access our network for domestic or international long distance services by dialing a local access number or a domestic or international toll-free number which connects the customer to our network. The customer then dials an access code or personal identification number (PIN) and, upon account verification, is able to dial a domestic or international long distance call. In some cases customers utilize dialing devices which automatically dial the accessed identification numbers.

Callback Services

         Callback access enables a long distance customer to access a network from locations where there are no in-country facilities or resale agreements. The customer accesses the network from the customer's home or office by dialing a long distance telephone number. The customer will receive a "call back" from such number and can then use the network to connect to a desired location.

ATM Services

         Our ATM products will enable corporate customers to interconnect their offices for data and telecom traffic. Using ATM as an interconnection protocol, a high capacity connection is delivered to the customer premises providing the customer with bandwidth-on-demand. Compared to standard leased circuits, the customer is able to better manage its network costs by purchasing on a usage, rather than monthly, basis. We plan to introduce ATM services in 1999.

Voice/Fax Over IP

         We are developing our network with advanced technology to provide seamless transmission of voice and data across multiple protocols such as IP, ATM and frame relay. To advance our IP capabilities, we are currently conducting one of the first commercial trials of Lucent's PacketStar 6400 IP switches in both New York and London. The Lucent PacketStar may enable us to be one of the first carriers to offer, on a commercial scale, a fast, high-quality transmission alternative to bypass the traditional Internet by routing a customer's traffic over our network.

         Based on the success of these IP switches, we intend to offer our Voice Over IP and Fax Over IP products which will convert traditional circuit-switched voice and fax transmissions into packets of data and route that data over an IP network like the Internet or a private network. We will then convert that data back to voice or fax on the other end for delivery to the called party. The Voice Over IP product will be sold as a wholesale product that is complementary to our switched voice services. We plan to introduce Voice and Fax Over IP products in 1999.

World IP Port

         World IP Port service is a new product which we intend to roll out in 1999. The product is an IP packet backbone transport service with full connectivity to the global Internet. The product will be offered to ISPs and carriers who wish to route traffic over our global multi-megabit backbone to the networks with which we maintain direct connections. We believe that our intercontinental network and direct peering agreements with other major backbone network providers will provide customers with highly reliable, high speed connectivity to major Internet hubs in the U.S. and Europe.

IP VPN

         We intend to provide corporate and carrier customers with Internet Protocol Virtual Private Network (IP VAN) services that can be used to provide reliable, secure connections between their offices and customers. These products will be sold in connection increments ranging from 2MB to 155MB, on a flat fee or volume usage basis. We intend to offer several levels of quality of service, depending on customer requirements. This product is expected to be rolled-out in 1999.

CUSTOMERS

         We currently serve 45 of the Netherlands' ISPs (including 21 of the Netherlands' 35 national ISPs), 133 medium and large sized corporate customers and 10 carriers, distributors and resellers. We have also entered into contracts with an additional 26 carriers, distributors and resellers, with services expected to commence during the second quarter of 1999.

         We are subject to significant concentrations of credit risk, which consist primarily of trade accounts receivable. We sell a significant portion of our services to other carriers and resellers and, consequently, maintain significant receivable balances with certain customers. If the financial condition and operations of these customers deteriorate below critical levels, our operating results could be adversely affected. For the year ended December 31, 1998, one customer, United TeleKabel Holding, N.V., accounted for approximately 15% of our total revenues.

Carriers

         We categorize our carrier customers as follows: (i) Tier I and Tier II carriers, including United States-based long distance carriers, (ii) PTTs, and
(iii) emerging alternative carriers, such as competitive local exchange carriers and PTOs. We expect the number of potential carrier customers to increase significantly as deregulation permits the start-up of alternative carriers and encourages traditional operators to expand their services beyond their national borders. The carrier customers we target typically operate their own networks in domestic markets, and operate some infrastructure on international routes. We expect that carriers will use our global network on international routes where they do not have their own network infrastructure, where they require additional "overflow" network capacity and where we are able to offer pricing or service advantages.

Internet Service Providers

         We currently serve 45 ISPs in the Netherlands that provide us with national Internet traffic volumes exceeding 115 million minutes per month. ISPs generally require high capacity bandwidth transport from their markets back to the major Internet backbones in the United States. We currently provide our Netherlands ISP customers with such transport to the Internet exchange in Amsterdam. We believe ISPs will require increasing bandwidth within their own continental markets as the Internet further develops, and ISPs and Internet backbone providers ("IBPs") are potential primary users of our international leased line and international Internet access and termination products.

         In addition, in January 1999, EnerTel entered into an agreement to participate as one of a select number of carriers in the GTE Internetworking, Inc. ("GTEI") Alliance Program for international distribution of Internet access products. Under this agreement, we may, at our option, provide Internet backbone and virtual point-of-presence services over the global GTEI network. This alliance program extends the global reach of our VPOP and Internet access products for ISPs and corporate customers.

Corporations, Other Businesses and Institutional Customers

         Corporate and other business customers' demand for high bandwidth international telecommunications services is growing rapidly as a result of economic globalization and the increasing utilization of bandwidth intensive communications applications such as the Internet, intranets, videoconferencing, and other multimedia services. We believe that our services will appeal to large corporations because of our responsiveness, competitive pricing, scalable bandwidth products, quality of service and global network capability. Institutional customers are expected to utilize us for direct network services, as well as domestic and international long distance telecommunications services.

International Distributors and Resellers of Telecommunications Services

         International distributors and resellers of telecommunications services are just beginning to develop their operations in Europe in a process similar to that which occurred in the United States in the years following the break-up of AT&T in 1984. We believe our products will be attractive to distributors and resellers who do not have their own international networks, or who only operate switches in certain markets. We believe such distributors and resellers will provide us with access to the large traffic volumes generated by retail customer bases including small and medium businesses and residential customers.

COMPETITION

         The international and national telecommunications markets in which we operate are highly competitive. Until recently, telecommunications markets in the Netherlands and throughout Europe have been dominated by the national PTTs. Since the implementation of a series of European Community and World Trade Organization directives beginning in 1990, the Netherlands and other western European countries have started to liberalize their respective telecommunications markets, thus permitting alternative telecommunications providers to enter the market. Liberalization has coincided with technological innovation to create an increasingly competitive market, characterized by still-dominant PTTs as well as an increasing number of new market entrants. In the Netherlands, we compete primarily with KPN Telecom. As the former monopolist PTT provider of telecommunications services, KPN Telecom has an established market presence, a fully-built network and financial and other resources that are substantially greater than ours. In addition, various new providers of telecommunications services have entered the market, targeting various segments. Companies such as Telfort B.V. (a company which was formed by British Telecom and Nederlandse Spoorwegen N.V., the Netherlands railroad company, and which received the other nationwide telecommunications license which was issued in the Netherlands) as well as Global One Communications, MCI WorldCom, Esprit Telecom plc., COLT Telecom and VersaTel, compete with KPN Telecom and EnerTel in the Netherlands for contracts with large multinational companies. Competition in the Netherlands, as well as the European long distance telecommunications industry in general, is driven by numerous factors, including price, customer service, type and quality of services and customer relationships.

         In other foreign markets, we compete with dominant national telephone companies, and other major incumbent carriers. In addition, we compete with other emerging U.S. and international carriers attempting to enter these markets and with local resellers and marketers of long distance services. In the United States, we compete against a wide variety of market participants ranging from dominant Tier I carriers, large Tier II facilities-based carriers, switched and switchless resellers of long distance services and hundreds of other marketers and distributors of long distance, calling card and other telecommunications services.

         In the markets where we operate, we face competition from companies with resources greater than ours and with longer operating histories in the local market. To compete effectively, we must do so on the basis of factors such as: (i) network design and costs, (ii) effective utilization of emerging technologies such as IP, (iii) competitive pricing and rates, (iv) quality of service, (v) ease and convenience of access, (vi) customer service and support,
(vii) quality of local distributors and sales agents, (viii) understanding of the marketplace, (ix) ability to attract and retain qualified employees and (x) customer acquisition and retention.

COMPANY BACKGROUND

         WorldPort was originally organized as a Colorado corporation under the name Sage Resources, Inc. in January 1989 to evaluate, structure and complete mergers with, or acquisitions of, other companies. We remained inactive until 1996 when our domicile was changed to Delaware and our name was changed to WorldPort

Communications, Inc.

         We primarily operate through a number of acquired subsidiaries that operate in Europe, the United States, Latin America and Asia. In addition to our acquisition of EnerTel, the significant acquisitions we have completed since our formation are described below:


- In June 1997, our wholly-owned subsidiary, Telenational Communications, Inc. ("TNC") acquired substantially all of the telecommunications assets and operations of Telenational Communications Limited Partnership, a Nebraska limited partnership. The purchased assets included telecommunications switches and other network equipment, customer and vendor contracts, an FCC section 214 common carrier license and an operator services center. The FCC section 214 common carrier license gives us the authority to resell both international switched and private line services of authorized carriers.

-         In April 1998, our wholly-owned subsidiary, WorldPort/ICX, Inc.
          ("ICX") acquired the telecommunications assets and operations of Intercontinental Exchange, a licensed provider of international telecommunications services headquartered in the San Francisco Bay area.

- In August 1998, we acquired the operations of International InterConnect, Inc. ("IIC"), a Florida-based corporation specializing in international long distance services which are marketed through international distributors primarily in Latin America to multinational corporations, foreign embassies, businesses and other high volume customers. The telecommunications assets of IIC which we acquired include network switching equipment, international private lines and other leased circuits between the United States and countries in Latin America, and other telecommunications equipment.


         Through our non-European subsidiaries, we provide international pre-paid and credit card billed calling card products and international call back/direct access to carriers and business customers in the United States, Europe, Latin America and Asia-Pacific. In particular, IIC specializes in providing international long distance services, which are marketed through international distributors primarily in Latin America. IIC's end-user customer base consists primarily of multinational corporations, foreign embassies, businesses, and other high volume customers. Through ICX, we operate a trans-Pacific leased circuit and a network node located in Japan. ICX has a customer base of international distributors serving customers in Japan (including a U.S. military base), Singapore, Thailand, New Zealand and Indonesia, as well as international distributors in Latin America, India, Africa and Europe. TNC provides calling card and call back services, primarily to customers in Europe, and its network (through its switching and operator services center in Omaha, Nebraska) now switches the traffic generated by ICX. For the three months ended December 31, 1998, and the year ended December 31, 1998, our revenues from these operations totaled $3.9 million and $10.3 million, respectively.

EMPLOYEES

         As of January 31, 1999, we had 264 full-time employees and 18 part-time employees in the following categories:

                                                                      Management and
                                     Technical   Sales and Marketing  Administration
                                     ---------   -------------------  --------------
Europe
     Full-time employees                71               35                34
     Part-time employees                 6                3                 3
United States
     Full-time employees                33               27                64
     Part-time employees                --               --                 6
                                       ---               --               ---
Total ..................               110               65               107

         We have never experienced a work stoppage, and none of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our employee relations to be excellent.

GOVERNMENT REGULATION

         Our networks and telecommunications services are subject to significant United States and foreign laws, regulations, treaties, agency actions and court decisions. National and local laws and regulations governing the provision of telecommunications services differ significantly among the countries in which we currently operate and intend to operate. The interpretation and enforcement of these laws and regulations can be unpredictable, is often subject to informal views of government officials and ministries that regulate telecommunications in each country and could limit our ability to provide certain telecommunications services in certain markets. Future regulatory, judicial and legislative changes could have a material adverse effect on our operations. In addition, domestic or international regulators or third parties could raise material issues with regard to our compliance or noncompliance with applicable laws and regulations, possibly having a material adverse effect on our business, financial condition and results of operation.

INTERNATIONAL REGULATION

         GENERAL. In some countries where we operate or plan to operate, local laws or regulations limit the ability of telecommunications companies to provide basic international telecommunications services in competition with state-owned or state-sanctioned monopoly carriers. Future regulatory, judicial, legislative or political changes may not permit us to offer to residents of such countries all or any of our services. Further, regulators or third parties could raise material issues regarding our compliance with applicable laws or regulations, possibly having a material adverse effect on our business, financial condition and results of operations. If we are unable to provide the services that we presently provide or intend to provide or to use our existing or contemplated transmission methods due to our inability to obtain or retain the requisite governmental approvals for such services or transmission methods, or for any other reason related to regulatory compliance or lack thereof, such developments could have a material adverse effect on our business, financial condition and results of operations.

         A summary discussion of the regulatory frameworks in certain countries in which we operate or have targeted for penetration is set forth below. This discussion is intended to provide a general outline of the more relevant regulations and current regulatory postures of the various jurisdictions and is not intended as a comprehensive discussion of such regulations or regulatory postures. Local laws and regulations differ significantly among the jurisdictions in which we operate, and, within such jurisdictions, the interpretation and enforcement of such laws and regulations can be unpredictable.

                  THE NETHERLANDS. Originally, under the former Netherlands telecommunications legislation, KPN Telecom held an exclusive concession to install and operate a nation-wide fixed telecommunications infrastructure. On

         November 20, 1996 two other companies, EnerTel and Telfort (a joint venture of British Telecom and Netherlands' Railways) pursuant to the Cable Based Infrastructure Licensing Act, were each granted a license to install and operate, as an alternative to KPN Telecom's infrastructure, a public nation-wide fixed telecommunications network. As public nation-wide infrastructure license holders, KPN Telecom, EnerTel and Telfort were subject to four statutory licensing conditions. EnerTel's current network meets the requirements of the first two of these conditions. The third license condition required the EnerTel network, by November 20, 2000, to (i) cover all municipalities of over 80,000 inhabitants, (ii) have at least one point of presence in municipalities of over 25,000 inhabitants and (iii) have at least one point of presence on industry premises of over 30 hectares. The fourth license condition required EnerTel to have full infrastructure coverage in the Netherlands for the purpose of providing leased lines to anyone in the Netherlands by November 20, 2001. EnerTel believes that, as a result of the new telecommunications law in the Netherlands (described below) it is no longer subject to these statutory licensing conditions or, alternatively, that such conditions are no longer enforceable. While EnerTel believes that its conclusions in this regard are well founded, there can be no assurance that the Netherlands' government may not attempt to enforce the conditions in the future.

                  The European Union's ("EU's") policy of full liberalization of its telecommunications markets (including the Netherlands) became effective on January 1, 1998. In order to fully comply with these EU obligations a new Telecommunications Act entered into force in the Netherlands on December 15, 1998. Under this new Telecommunications Act, with the exception of the use of network frequencies, all licensing requirements were abolished (including those pursuant to which EnerTel obtained its license) and replaced by a registration requirement. Registration requirements apply to the provision of public telecommunications services, the installation or operation of leased lines, the installation or operation of broadcasting networks, and the provision of conditional access to these networks. Under the new law, EnerTel's public nation-wide infrastructure license was automatically converted into a registration.

                  The new law provides statutory rights of way and retention of cable ownership for all operators of public telecommunications networks. Also, this law provides for interconnection obligations for all public telecommunications network operators, Netherlands and foreign-based, that control access to end-users. Operators having significant market power (i.e., over 25% market share) are required to provide interconnection on a non-discriminatory basis and at transparent, itemized, and cost-based prices. Similar obligations exist for special access and leased lines.

                  The new Telecommunications Act further provides for the determination of number plans by the Minister and number allocation to registered parties, ONP-provisions, various forms of number portability, designation of a universal service obligation, and specific financing requirements.

                  Since August 1997, most of the supervisory, enforcement, licensing, registration, and interconnection dispute settlement powers are with Onafhankelijke Post en Telecommunicatie Autoriteit (OPTA), an independent supervisory and regulatory body.

                  EUROPEAN UNION. The EU consists of the following member states: Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, the Netherlands, Portugal, Spain, Sweden and the United Kingdom. EU member states are required to implement directives issued by the European Commission ("EC") and the European Council by passing national legislation. If an EU member state fails to effect such directives with national or, as the case may be, regional or local, legislation and/or fails to render the provisions of such directives effective within its territory, the EC may take action against the EU member state, including in proceedings before the European Court of Justice, to enforce the directives. Private parties may also, in certain cases, bring actions against EU member states for failure to implement such legislation.

                  The EC and European Council have issued a number of key directives establishing basic principles for the liberalization of the EU telecommunications market. The general framework for this liberalized environment has been set out in the EC's Services Directive (the "Services Directive") and its subsequent amendments, including, in particular, the Full Competition Directive, which was adopted in March 1996 (the "Full

         Competition Directive"). This basic framework has been advanced by a series of harmonization directives, which include the so-called Open Network Provision directives, as well as two additional directives adopted in 1997, the Licensing Directive of April 1997 and the Interconnection Directive of June 1997, which address the achievement of universal service.

                  The Services Directive directed EU member nations to permit the competitive provision of all telecommunications services with the exception of the direct transport and switching of speech in real-time between switched network termination points ("Voice Telephony") (and not including value-added services and voice services within closed user groups) and certain other services that have been gradually liberalized through subsequent amendments to the Services Directive. Historically, European countries have prohibited Voice Telephony by foreign carriers. The EC has taken a narrow view of the services classified as Voice Telephony, declaring that member states may not maintain monopolies or special operating rights on voice services that
         (i) confer new value-added benefits on users (e.g., alternative billing methods); (ii) are provided through dedicated customer access (e.g., leased lines); or (iii) are limited to a group having legal, economic or professional ties.

                  The Full Competition Directive amended the Services Directive to set January 1, 1998 as the date by which all EU member countries were required to remove all remaining restrictions on the provision of telecommunications services and telecommunications infrastructure, including Voice Telephony. Certain limited derogations from compliance with this timetable have been granted.

                  The Licensing Directive sets forth rules for the procedures associated with the granting of national authorizations for the provision of telecommunications services and for the establishment and operation of any infrastructure for the provision of telecommunications services. It distinguishes between "general authorizations," which should typically be easier to obtain because they do not require an explicit decision by the national regulatory authority, and "individual licenses." Individual licenses may only be imposed where the licensee is to acquire access to scarce resources (for example, radio spectrum) or is to be subject to particular obligations or benefits from particular rights. Accordingly, EU member countries may impose individual license requirements for the establishment of facilities-based networks and for the provision of Voice Telephony, among other things. Consequently, our development of a European network may require that we be subject to an individual licensing system rather than to a general authorization in the majority of EU member countries.

                  The Interconnection Directive sets forth the regulatory framework for securing in the EU the interconnection of telecommunications networks. The Interconnection Directive requires EU member countries to remove restrictions preventing negotiation of interconnection agreements, ensure that interconnection requirements are non-discriminatory and transparent and ensure adequate and efficient interconnection for public telecommunications networks and publicly available telecommunications services. Numerous EU member countries have chosen to apply the provisions of the Interconnection Directive within their jurisdictions in such a way as to give more favorable treatment to facilities-based providers and network operators than to switch-based carriers and resellers.

                  The Interconnection Directive is due to be amended in the near future to require EU member countries, except those for whom derogations exist, to offer carrier pre-selection to their customers by January 1, 2000, and to introduce number portability for subscribers on the public switched telephone network by January 1, 2000. Carrier pre-selection is required to be made available only by operators that enjoy significant market power within the market for interconnection over the fixed network.

                  Each EU member country in which we currently conduct our business may apply these Directives in a different fashion and has a different regulatory regime, and such differences are expected to endure. The requirements for us to obtain necessary approvals for operation vary considerably from country to country.

                  UNITED KINGDOM. The Telecommunications Act of 1984 (the "UK Act") provides a licensing and regulatory framework for telecommunications activities in the United Kingdom. The Secretary of State of Trade and Industry at the Department of Trade and Industry (the "Secretary of Trade") is responsible for granting licenses under the UK Act and for overseeing telecommunications policy. At the same time, the Director General of Telecommunications (the "Director General") is responsible for, among other things, enforcing the terms of such licenses. The Director General will recommend the grant of a license to operate a telecommunications network to any applicant that the Director General believes has a reasonable business plan, the necessary financial resources and where there are no overriding considerations against the grant of license.

                  Since 1992, the United Kingdom has permitted competition in the provision of international services over leased lines where all calls originate over the public switched telephone network ("PSTN") on certain specified routes. The government revoked all ISR Licenses in December 1997, and all holders were required to re-apply to the Secretary of Trade to be registered under the new International Simple Voice Resale License ("ISVR"), which authorizes the provision of international simple voice resale. International voice calls that pass over the PSTN at one end only can be provided under a Telecommunications Class License. In addition, in December 1996, the United Kingdom introduced the International Facilities License ("IFL"), which authorizes holders to provider international telecommunications services over their own international infrastructure.

UNITED STATES REGULATION

         OVERVIEW. Our provision of international service to, from and through the United States generally is subject to the provisions of the Communications Act of 1934, as amended (the "Communications Act"), and the 1996 Telecommunications Act (the "1996 Act") and to regulation by the FCC. Section 214 of the Communications Act requires a company to make application to and receive authorization from the FCC prior to leasing international capacity, acquiring international facilities, purchasing switched minutes or providing international service to the public. In this regard, we offer telecommunications service pursuant to a FCC authorization under Section 214 ("Section 214 Authorization"). In addition, the FCC rules require prior Commission approval before transferring control of or assigning FCC licenses and impose various reporting and filing requirements upon companies providing international services under an FCC authorization. We must file reports and contracts with the FCC and must pay regulatory fees that are continually subject to change. We are also subject to the specific FCC policies and rules discussed below. In addition, by its own actions or in response to a third party's filing, the FCC could determine that our services, termination agreements, agreements with foreign carriers or reports do not or did not comply with the FCC rules. If this were to occur, the FCC could order us to terminate non-compliant arrangements, fine us or revoke our FCC authorizations. Any of these actions could have a material adverse effect upon our business, operating results and financial condition.

         INTERNATIONAL TRAFFIC. Under the World Trade Organization Basic Telecom Agreement (the "WTO Agreement"), concluded on February 15, 1997, sixty-nine nations comprising 95% of the global market for basic telecommunications services agreed to permit competition from foreign carriers. In addition, fifty-nine of these countries have subscribed to specific procompetitive regulatory principles. The WTO Agreement became effective on February 5, 1998 and is expected to be implemented by the signatory countries by 2002. We believe that the WTO Agreement will increase opportunities for us and our competitors. However, the precise scope and timing of the implementation of the WTO Agreement remain uncertain and there can be no assurance that the WTO Agreement will result in beneficial regulatory liberalization.

         THE FCC'S POLICIES ON CALL-BACK SERVICE. We offer service by means of call-reorigination or call-back pursuant to our FCC authorization under Section 214 and certain relevant FCC decisions. A small and diminishing percentage of our revenues are generated in this way. Call-back service allows a customer in a foreign country to use foreign facilities to dial a telephone number in the United States and receive dial tone at a switch at the reseller's United States location, which the customer can then use to place a call via an outbound switched service of a United States carrier. The through calls are then billed at the United States-tariffed rates. The FCC has determined that international call-reorigination or call-back service using uncompleted call signaling does not violate United States or international law. The FCC held, however, that United States call-back providers are not authorized to provide service to customers in countries that expressly have declared it to be illegal. Further, United States companies providing such services must comply with the laws of the countries in which they operate as a condition of their Section 214 authorizations. The FCC reserves the right to condition, modify or revoke any Section 214 authorization and impose fines for violations of the Communications Act or FCC regulations, rules or policies promulgated thereunder or for violations of the clear and explicit telecommunications laws of other countries that are unable to enforce their laws against United States carriers. FCC policy provides that foreign governments that satisfy certain conditions may request FCC assistance in enforcing their laws. Thus, the FCC has stated that it would be prepared to receive documentation from any government that seeks to put United States carriers on notice that call-back using uncompleted call signaling has been declared expressly illegal in its territory and that it would consider enforcement action against companies based in the United States that provide international call-back service using uncompleted call signaling. There can be no assurance that the FCC will not take action to limit the provision of call-back services. Enforcement action could include an order to cease providing call-back services in certain countries, the imposition of one or more restrictions upon us, monetary fines, or, ultimately, the revocation of our Section 214 authorization and could have a material adverse effect upon our business, financial condition and results of operation.

         THE FCC'S PRIVATE LINE RESALE POLICY. The FCC's international private line resale policy has traditionally limited the conditions under which a carrier may connect international private lines ("IPL") to the PSTN at one or both ends to provide switched services, commonly known as International Simple Resale ("ISR"). The FCC historically has required that, when a carrier seeks to reroute switched telephone traffic over IPLs interconnected to the PSTN at either end, the carrier must obtain separate Section 214 authorization by demonstrating that the destination country affords resale opportunities "equivalent" to those available under United States law. In November 1997, the FCC adopted a new order (the "Foreign Participation Order"), which became effective in February 1998, eliminating the equivalency test with respect to applications to provide switched resale services over private lines between the United States and WTO member countries. Thus, pursuant to their Section 214 authorization, carriers are authorized to provide switched services to member WTO countries over international private lines. A carrier's provision of switched services over either facilities-based or resold IPLs, however, remains subject to the conditions set forth in the FCC's International Settlements Policy described below. Petitions for reconsideration of the Foreign Participation Order are pending at the FCC.

         THE FCC'S INTERNATIONAL SETTLEMENTS POLICY. We also are required to conduct our international facilities-based and resale businesses in compliance with the FCC's international settlements policy (the "ISP"). The ISP governs the international settlement rates that United States carriers pay foreign carriers to terminate international telecommunications traffic originating in the United States. The FCC adopted new rules regarding ISP rates that became effective on January 1, 1998 (the "International Settlement Rates Order"). The international accounting rate system allows a United States facilities-based carrier to negotiate an "accounting rate" with a foreign carrier for handling each minute of international telephone service. Each carrier's portion of the accounting rate (usually one half) is referred to as the settlement rate. The new International Settlement Rates Order generally requires United States facilities-based carriers to negotiate settlement rates with their foreign correspondent at no greater than FCC established "benchmark" prices. Historically, international settlement rates have vastly exceeded the costs of carrying telecommunications traffic. In addition, the International Settlement Rates Order imposes new conditions upon certain carriers. First, the FCC conditioned facilities-based authorizations for service on a route on which a carrier has a foreign affiliate upon the foreign affiliate offering all other United States carriers a settlement at or below the relevant benchmark rate. Second, the FCC conditioned any authorization to provide switched services over either facilities-based or resold international private lines upon the condition that at least fifty percent of the facilities-based international telephone service traffic on the subject route is settled at or below the relevant benchmark rate. This condition applies whether or not the licensee has a foreign affiliate on the route in question. Under the Foreign Participation Order described above, however, if the subject route does not comply with the benchmark requirement, a carrier can receive authorization by demonstrating that the foreign country provides "equivalent" resale opportunities. Accordingly, we are permitted to resell private lines for the provision of switched services to any country that either has been found by the FCC to comply with the benchmarks or has been determined to be equivalent. The United States Court of Appeal for the District of Columbia Circuit recently affirmed the International Settlement Rates Order in all respects. The Order, however, could be appealed further, and we cannot predict the outcome of an additional appeal or its possible impact on our operations.

         THE FCC'S POLICIES ON TRANSIT AND REFILE. The FCC in 1995 was asked to limit or prohibit the practice whereby a carrier routes, through its facilities in a third country, traffic originating in one country and destined for another country. The FCC has permitted third country calling where all countries involved consent to the routing arrangements (referred to as "transiting"). Under certain arrangements referred to as "refiling," the carrier in the destination country does not consent to receiving traffic from the originating country and does not realize the traffic it receives from the third country is actually originating from a different country. The 1995 petition to prohibit refiling was withdrawn, and, accordingly, the FCC has never issued a ruling as to whether refiling arrangements are inconsistent with federal law. It is possible that the FCC could determine that refiling violates United States and/or international law, which could have a material adverse effect on our business, financial condition and results of operations.

         THE FCC'S TARIFF REQUIREMENTS FOR INTERNATIONAL LONG DISTANCE SERVICES. We are required to file with the FCC a tariff containing the rates, terms and conditions applicable to its international telecommunications services. We also are required to file with the FCC any agreements with customers containing rates, terms and conditions for international telecommunications services if those rates, terms and conditions are different than those contained in our filed tariff. If we charge rates other than those set forth in or otherwise violate our filed tariff or a filed customer agreement or fail to file with the FCC carrier-to-carrier agreements, the FCC or a third party could bring an action against us, which could result in a fine, a judgment or other penalties, which could have a material adverse effect on our business, financial condition and results of operations.

         RECENT AND POTENTIAL FCC ACTIONS. Regulatory action that may be taken in the future by the FCC may intensify competition, impose additional operating costs, disrupt transmission arrangements or otherwise require us to modify our operations. The FCC recently adopted certain changes in its rules designed to permit alternative arrangements outside of its ISP as a means of encouraging competition and achieving lower, cost-based accounting and collection rates as more facilities-based competition is permitted in foreign markets. Specifically, the FCC has decided to allow United States carriers, subject to certain competitive safeguards, to propose methods to pay for international call termination that deviate from traditional bilateral accounting rates and the ISP. In addition, the International Settlement Rates Order established lower benchmarks that United States carriers will pay foreign carriers for the termination of international services. Although these rule changes may provide us with more flexibility to respond more rapidly to changes in the global telecommunications market, they also will provide the same flexibility to our competitors.


ITEM 2.  PROPERTIES

         Our principal offices are located in the Atlanta, Georgia area and are leased pursuant to an agreement which expires in June 2003. We also lease approximately 11,000 square feet of office and operating space in Omaha, Nebraska for our U.S. operating center pursuant to an agreement which expires in June 2001 and approximately 69,000 square feet of office and operating space in Rockledge, Florida pursuant to an agreement which expires in August 2008. EnerTel leases office and operational space in Rotterdam and other cities in the Netherlands, pursuant to leases expiring at various dates from 1999 to 2006.

         We own telecommunications switching and peripheral equipment located in various sites in Europe and the United States. Certain of our property and equipment is subject to liens securing payment of portions of our indebtedness. You should see Note 6 to the Consolidated Financial Statements included elsewhere herein for information with respect to lease obligations on these properties.

         We believe that our property and equipment are well maintained and adequate to support our current needs, although substantial investments are expected to be made in additional property and equipment for expansion and in connection with corporate development activities.

ITEM 3.  LEGAL PROCEEDINGS

         On April 17, 1998, we were served with a summons and complaint from MC Liquidating Corporation f/k/a MIDCOM Communications, Inc. ("MIDCOM"). Both we and TNC, our wholly-owned subsidiary are named as defendants, as are Telenational Communications, Limited Partnership, the former owner of the TNC assets ("TCLP"), and Edmund Blankenau, a principal of TCLP and one of our former directors. In its complaint, filed on April 8, 1998 in the U.S. Bankruptcy Court for the Eastern District of Michigan, Southern Division, MIDCOM seeks payment of over $600,000 for services allegedly provided to TCLP and us, together with other damages, attorney fees and costs. We believe the claims are without merit and intend to vigorously defend against them.

         On June 2, 1998 we initiated an arbitration proceeding against John W. Dalton ("Dalton"), a former director, and our former President and Chief Executive Officer. In that proceeding, we are seeking the rescission and cancellation of 1.2 million shares of our Common Stock that were issued to Dalton in connection with our acquisition of a company formerly owned by Dalton. In the same proceeding, Dalton is asserting claims against us, Maroon Bells Capital Partners, Inc. ("MBCP"), Paul A. Moore (our Chairman and Chief Executive Officer), Phillip S. Magiera (a director and our Chief Financial Officer and Secretary), Dan Wickersham (our former President and Chief Operating Officer) and Theodore H. Swindells (a principal of MBCP). Dalton's employment was terminated by notice dated April 6, 1998. Dalton alleges, among other things that those parties engaged in breach of contract, tortious interference and breach of fiduciary duty in connection with the termination of Dalton's employment contract. Dalton had previously asserted these claims in a lawsuit he filed in Texas state court. However, based on a motion we filed, that proceeding was dismissed by the Texas court in favor of arbitration. We plan to prosecute our claims against Dalton vigorously and to vigorously defend against the claims asserted by Dalton.

         We and WorldPort Communications Europe, B.V., one of our European subsidiaries ("WorldPort Europe"), are defendants in litigation filed in the Sub-District and District courts of The Hague, located in Rotterdam, Netherlands. The cases, filed in January and February, 1999, by Mr. Bahman Zolfagharpour, allege that we breached agreements with Mr. Zolfagharpour in connection with our purchase of MathComp B.V. (now WorldPort Europe) from Mr. Zolfagharpour, our subsequent purchase of EnerTel, and Mr. Zolfagharpour's employment agreement with WorldPort Europe. The litigation seeks dissolution of the employment agreement and the non-competition clause of the agreement, damages in an amount exceeding $20 million, and the award of 2,500,000 shares of our common stock to Mr. Zolfagharpour. We believe that the litigation is wholly without merit and intend to defend the case vigorously.

     From time to time, we are involved in various other lawsuits or claims arising from the normal course of business. In the opinion of management, none of such other lawsuits or claims will have a material adverse effect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Inapplicable

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our Common Stock has traded on the Nasdaq SmallCap Market under the symbol "WRDP" since November 23, 1998. From June 17, 1997 until November 23, 1998, our Common Stock traded on the OTC Bulletin Board operated by The National Association of Securities Dealers, Inc. Prior to June 17, 1997, there was no public market for our Common Stock. The table below sets forth the high and low sales prices for our Common Stock (as reported on the Nasdaq SmallCap Market since November 23, 1998 and on the OTC from June 17, 1997 to November 23, 1998) during the periods indicated. The OTC quotations reflect high and low bid information and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                     PRICE RANGE OF
                                                      COMMON STOCK
                                                -----------------------
                                                   HIGH          LOW
YEAR ENDED DECEMBER 31, 1997:
Second Quarter (from June 17, 1997) ......      $     3.625  $    2.000
Third Quarter ............................            4.750       3.250
Fourth Quarter ...........................            7.375       4.500

YEAR ENDED DECEMBER 31, 1998:
First Quarter ............................            7.620       6.500
Second Quarter ...........................           14.500       6.750
Third Quarter ............................           17.500       8.750
Fourth Quarter (through November 20, 1998)           11.125       6.750
Fourth Quarter (since November 23, 1998) .           10.875       7.500

         As of March 1, 1999, there were approximately 160 stockholders of record of our Common Stock.

         We have never declared or paid any cash dividends on our capital stock, although our Series A Preferred Stock has been accruing dividends since issuance. In addition, our current credit facility prevents the payment of cash dividends under certain circumstances. We currently intend to retain future earnings, if any, to finance the growth and development of our business and, therefore, do not anticipate paying any cash dividends in the future.

         In 1998, in addition to the stock issuances which we have previously described in our Forms 10-QSB, we made the following issuances of securities without registration under the Securities Act of 1934, as amended (the "Securities Act"). All such issuances were made to "accredited investors" as defined in the Securities Act and its regulations and were exempt from registration under Section 4(2) of the Securities Act.

         - In the first six months of 1998, we issued an aggregate of 460,655 shares of our Series B Preferred Stock to accredited investors, including our Chief Executive Officer and Chief Financial Officer, for a purchase price of $5.36 per share. The Series B Convertible Preferred Stock is convertible into shares of our Common Stock at any time at the option of the holder at a rate of four shares of Common Stock for each share of Series B Preferred Stock. Holders of Series B Convertible Preferred Stock have voting rights equal to 40 votes per share on all matters submitted to a vote of the stockholders of the Company.

         - In April 1998, we issued 20,000 shares of Common Stock in connection with our acquisition of a United Kingdom company.

         - In June 1998, we issued 80,000 shares of Common Stock to a marketing consultant pursuant to a services agreement in exchange for services rendered.

         - In June 1998, we issued 57,380 shares of Common Stock in a private placement, for a purchase price of $1.34 per share.

         - In 1998, we issued an aggregate of 273,548 shares of Common Stock upon conversion of 68,387 shares of our Series B Convertible Preferred Stock.

         - On December 31, 1998, we sold to The Heico Companies, LLC ("Heico") 212,405 shares of our Series C Convertible Preferred Stock for an aggregate purchase price of $7.5 million. In such transaction, Heico also (i) committed to acquire an additional 920,419 shares of Series C Preferred Stock for an aggregate purchase price of $32.5 million (which it subsequently acquired in January 1999) and (ii) received an option to acquire up to 283,206 shares of Series C Stock for an aggregate purchase price of $10.0 million. See, "Certain Relationships and Related Transactions." Heico may, at its option and without any payment of consideration, convert each of its shares of Series C Preferred Stock into 10.865 shares of our Common Stock (the number of shares of Common Stock into which the Series C Stock is convertible is subject to adjustment in certain circumstances, such as stock splits, stock dividends and recapitalizations). Since the sale of our Series C Convertible Preferred Stock was in accordance with Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Act"), it was exempt from registration under the Act.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected statements of operations data for the period from inception (January 6, 1989) to December 31, 1995 and each of the years ended December 31, 1996, 1997 and 1998 and the selected balance sheet data for the periods then ended have been derived from our Consolidated Financial Statements audited by Arthur Andersen LLP, included elsewhere herein. You should read the following selected financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our Consolidated Financial Statements and Notes thereto, included elsewhere in this Report.

                                                        FOR THE PERIOD
                                                        FROM INCEPTION
                                                          (JANUARY 6,
                                                            1989) TO            YEARS ENDED DECEMBER 31
                                                          DECEMBER 31,  -------------------------------------
                                                             1995         1996         1997(1)        1998(2)
                                                            -----       -------       --------       --------
                                                            (IN THOUSANDS, EXCEPT RATIO AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues .............................................     $   --       $    --       $  2,776       $ 28,591
Cost of services .....................................         --            --          2,605         21,187
                                                           ------       -------       --------       --------
Gross margin .........................................                                     171          7,404
Other operating expenses:
     Selling, general and administrative .............         43           270          2,723         39,147
     Depreciation and amortization ...................         --            --            818         11,069
     Asset impairment ................................         --            --             --          4,842
                                                           ------       -------       --------       --------
Operating loss .......................................        (43)         (270)        (3,370)       (47,654)
                                                                                                     --------
Other:
Interest income (expense), net .......................          7            10           (128)       (24,570)
Other ................................................         --            --              6         (5,451)
                                                           ------       -------       --------       --------
Loss before minority interest and income tax provision        (36)         (260)        (3,492)       (77,675)
Minority interest ....................................         --            --             --            903
                                                           ------       -------       --------       --------
Loss before income tax provision .....................        (36)         (260)        (3,492)       (76,772)
Income tax provision .................................         --            --             --             --
                                                           ------       -------       --------       --------
Net loss .............................................     $  (36)      $  (260)      $ (3,492)      $(76,772)
                                                           =======       =======       ========       ========
Basic and diluted net loss per common share ..........     $(0.60)      $ (0.11)      $  (0.26)      $  (4.47)
                                                           ======       =======       ========       ========
Weighted average common shares .......................         60         2,358         13,245         17,158
                                                           ------       -------       --------       --------
OTHER OPERATING DATA:
     EBITDA(3) .......................................     $  (43)      $  (270)      $ (2,552)      $(31,743)
     Ratio of earnings to fixed charges(4) ...........        N/A            --             --             --
     Capital expenditures ............................         --            --            771          8,822

                                             AS OF DECEMBER 31,
                                ----------------------------------------------
                                1995       1996         1997            1998
                                ----      ------      --------       ---------
                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital (deficit) .      $15      $2,787      $ (4,143)      $(103,845)
Property and equipment, net        0           0         5,032          91,226
Total assets ..............       15       2,889        13,197         220,455
Long-term obligations .....        0         420         4,197          29,567
Stockholders' equity ......       15       2,367         4,155          17,522

---------

(1) Includes the financial results of Telenational Communications, Inc. and Wade Wallace, Inc. from June 20, 1997 and July 3, 1997, the respective dates of their acquisition.
(2) Includes the financial results of EnerTel and IIC from June 23, 1998 and August 1, 1998, the respective dates of their acquisition.
(3) EBITDA represents net loss adjusted for interest, income taxes, depreciation and amortization. EBITDA is provided because it is a measure commonly used in our industry. EBITDA is not a measurement of financial performance under GAAP and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity.
(4) For the years ended December 31, 1996, 1997 and 1998, earnings were insufficient to cover fixed charges by approximately $0.3 million, $3.5 million, and $77.7 million, respectively. Earnings consist of income before income taxes plus fixed charges (exclusive of interest capitalized). Fixed charges consist of interest charges and amortization of debt issuance costs, whether expensed or capitalized, and the portion of rent under operating leases representing interest.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read the following discussion and analysis in conjunction with "Selected Financial Data," the Consolidated Financial Statements and Notes thereto, and the other financial data appearing elsewhere in this Report.

OVERVIEW

         We are a rapidly growing facilities-based global telecommunications carrier offering voice, data and other telecommunications services to carriers, ISPs, medium and larger corporations and distributors and resellers.

         Our growth to date has occurred principally through acquisitions, most notably our acquisition of EnerTel. We acquired EnerTel in June 1998, for consideration consisting of approximately $92 million and the payment of certain EnerTel indebtedness of approximately $17 million. In November 1998 we sold a 15% interest in the direct parent of EnerTel to former shareholders of EnerTel for approximately $14.8 million, including approximately $2.8 million in cash and approximately $12 million in a shareholder note. The principal on this shareholder note is payable ten years after our repayment of the Interim Loan, which financed our acquisition of EnerTel. During 1997 and a portion of 1998, EnerTel's principal source of revenue was indirect access services provided by its Bel 1600 division to small and medium size business and residential subscribers. In October 1998, we sold the Bel 1600 division of EnerTel for approximately $2.8 million (its net carrying value) as part of a strategic repositioning of EnerTel to serve carriers, ISPs and other high volume customers. As a condition to the sale we retained, on a wholesale basis, the traffic minutes generated by the residential subscribers. Of our 1998 revenue, approximately $2.7 million was related to the Bel 1600 division, prior to sale, and approximately $1.8 million was related to our carrying Bel 1600 traffic on a wholesale basis after the sale.

         In addition to our EnerTel operations, during 1998 we acquired IIC (August 1998) and ICX (April 1998) which serve distributors and resellers focused on international calling card and private line services. We believe that these operations help us to expand our name recognition and traffic volumes in emerging markets. Based in the San Francisco Bay area, ICX provides telecommunication services principally through a network of agents and distributors in Japan and other Asian countries. We acquired the assets and operations of ICX in April 1998, in exchange for 400,000 shares of Common Stock (of which 200,000 shares are held pursuant to an escrow agreement for a period of eighteen months following the closing subject to the attainment of certain future revenue requirements and to indemnify us for any breach of certain representations and warranties).

         In August 1998, we acquired the assets and operations of International InterConnect, Inc. ("IIC"). The purchase consideration was 916,520 shares of Common Stock (of which 38,500 are held in escrow) and $750,000. IIC specializes in providing international long distance services primarily to Latin America. IIC's customer base consists primarily of resellers, multinational corporations, foreign embassies, and other businesses.

         In February 1998, we commenced operations in the Netherlands through the acquisition of MathComp B.V., whose name we changed to WorldPort Communications Europe, B.V. ("WorldPort Europe"). In connection with this acquisition, we issued 150,000 shares of Common Stock and paid $250,000 in cash. The former shareholder of WorldPort Europe is eligible to earn an additional 2,350,000 shares of common stock contingent upon the attainment of certain future revenue and gross margin requirements during the first and second quarters of 1999. Following the acquisition of EnerTel, we have taken reserves of approximately $5.2 million for the wind down of those operations in 1999. See "Legal Proceedings."

         In June 1997, our subsidiary, Telenational Communications, Inc. ("TNC") completed the acquisition (the "TNC Acquisition") of substantially all of the telecommunications assets and operations of Telenational Communications Limited Partnership, a Nebraska limited partnership. The results of operations of TNC are included in our consolidated financial statements from the date of acquisition. The assets were purchased in exchange for (i) 3,750,000 shares of our Common Stock and (ii) our assumption of certain indebtedness up to a maximum of $4.6 million. The purchased assets include telecommunications switches and other network equipment, customer and vendor contracts, an FCC section 214 common carrier license and an operator services center in

Omaha, Nebraska. The FCC section 214 common carrier license gives us the authority to resell both international switched and private line services of authorized carriers.

         In July 1997, we merged The Wallace Wade Company ("WWC"), a Texas corporation, into a wholly-owned subsidiary (the "WWC Acquisition"). WWC was a telecommunications marketing consulting firm which produced and implemented marketing strategies for clients ranging from small companies to large corporate clients. Our former President and Chief Executive Officer was the sole shareholder of WWC. In connection with the WWC acquisition, we delivered (i) 1,200,000 shares of Common Stock, (ii) $75,000 in cash and (iii) a promissory note in the amount of $175,000. See "Legal Proceedings." WWC's operating revenues and expenses did not have a material impact on our operating revenues and expenses in fiscal 1997 or 1998. In 1998 we wrote-down the assets of WWC which is no longer part of our strategic plan.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

   Revenues

         Revenues increased to $28.6 million from $2.8 million for the years ended December 31, 1998 and 1997, respectively. The increase in revenues was primarily due to the inclusion of the results of operations of newly acquired entities. Of our 1998 revenues, EnerTel contributed $18.3 million, ICX $3.4 million, and IIC $3.2 million.

         EnerTel primarily generates revenue from the transmission of both domestic and international switched minutes in the Netherlands. EnerTel also derives revenues from the fixed monthly rental of private line circuits. The growth in EnerTel's revenues in 1998 included growth in all EnerTel product lines including virtual point of presence (VPOP) internet access; direct access local, national and international switched services; and 800/900 products as well as the wholesale portion of the former Bel 1600 business. In 1998, the VPOP business represented 36% of EnerTel revenues. In addition, our calling card and private line operations represented approximately $10.3 million in 1998 revenues, generated through the sale of switched minutes.

   Gross Margin

         Gross margin increased to $7.4 million from $0.2 million for the years ended December 31, 1998 and 1997, respectively. The increase in gross margin was primarily due to the inclusion of the results of operations of ICX, EnerTel, and IIC subsequent to the closing of those acquisitions in April, June and August 1998, respectively. Our primary costs of sales in 1998 were our cost of terminating switched minutes through third parties, as well as our cost of access circuits used to connect our customers in the Netherlands. Our cost of services and resulting gross margin reflects our variable costs only, and do not reflect the depreciation of network assets.

   Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased to $39.1 million from $2.7 million for the years ended December 31, 1998 and 1997, respectively. The increase was primarily due to (i) the inclusion of the selling, general and administrative expenses associated with the operation of EnerTel and IIC subsequent to the closing of those acquisitions in June and August 1998, respectively (approximately $17.1 million), (ii) increased business development and expansion activity (i.e. professional fees, travel and other costs of approximately $6.7 million), and (iii) growth in our U.S. operations, marketing and corporate staff (approximately $5.7 million). Since our acquisition of EnerTel, we have substantially reorganized its staffing, resulting in certain severance payments and hiring expenses.

         Selling, general and administrative expenses in 1998 also include approximately $4.3 million in one time reserves taken in relation to the discontinuance of operations of WorldPort Europe and our refocusing of the operations of EnerTel.

   Depreciation and Amortization

         Depreciation and amortization expense increased to $15.9 million from $0.8 million for the years ended December 31, 1998 and 1997, respectively. The increase was due to (i) depreciation on the assets acquired in connection with the EnerTel and IIC acquisitions (approximately $3.7 million), (ii) amortization of goodwill and other intangible assets associated with the EnerTel and IIC acquisitions (approximately $2.5 million) and (iii) depreciation on additional switching and peripheral equipment acquired during 1998 (approximately $2.7 million). In 1998, we also wrote off $4.8 million related to certain assets that were deemed to be impaired under SFAS 121 as a result of our shift in business focus during 1998. This write-off principally related to the write-down of certain switching and network equipment that we operated prior to the EnerTel acquisition and the write down of certain assets related to WWC, acquired in 1997, which is no longer part of our strategic plan.

   Other Income (Expense)

         Interest expense, net increased to $24.6 million from $0.1 million for the years ended December 31, 1998 and 1997, respectively. The increase in interest expense is due primarily to the Interim Loan, which accounted for $22.1 million of interest expense in 1998. Interest expense also included interest for
(i) the debt we assumed in connection with the EnerTel and IIC acquisitions,
(ii) the acquisition of switching equipment subject to capital lease and (iii) borrowings pursuant to certain short-term promissory notes for working capital purposes.

         Other expense, net increased to $5.5 million from $6,000 for the years ended December 31, 1998 and 1997, respectively, primarily as a result of costs incurred with our unsuccessful financing activities during 1998 as well as certain proposed investments that did not materialize.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

   Revenues

         Revenues increased to $2,776 from $0 for the years ended December 31, 1997 and 1996, respectively. The increase in revenues was due solely to the inclusion of the results of operations of the TNC assets subsequent to the closing of the TNC Acquisition on June 20, 1997.

   Gross Margin

         Gross margin increased to $171 from $0 for the years ended December 31, 1997 and 1996, respectively. The increase in gross margin was due solely to the inclusion of the results of operations of the TNC assets subsequent to the closing of the TNC Acquisition on June 20, 1997.

   Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased to $2,723 from $270 for the years ended December 31, 1997 and 1996, respectively. The increase was primarily due to (i) increased business development and acquisition activity, (ii) the establishment and staffing of our corporate offices and (iii) the inclusion of the selling, general and administrative expenses associated with the operation of the TNC assets subsequent to the closing of the TNC Acquisition on June 20, 1997.

   Depreciation and Amortization

         Depreciation and amortization expense increased to $818 from $0 for the years ended December 31, 1997 and 1996, respectively. The increase was due to
(i) depreciation on the assets acquired in connection with the TNC Acquisition,
(ii) amortization of goodwill and other intangible assets associated with the TNC Acquisition and the WWC Acquisition and (iii) depreciation on additional switching and peripheral equipment acquired during 1997.

   Other Income (Expense)

         Interest expense, net increased to $128 from $10 for the years ended December 31, 1997 and 1996, respectively. The increase in interest expense is due to (i) the debt we assumed in connection with the TNC Acquisition, (ii) the acquisition of switching equipment subject to capital lease and (iii) borrowings pursuant to certain short-term promissory notes for working capital purposes.

LIQUIDITY AND CAPITAL RESOURCES

         On June 23, 1998, WorldPort International, Inc., one of our wholly-owned subsidiaries ("WorldPort International") entered into a Credit Agreement for the Interim Loan with Bankers Trust Company and several additional lenders, pursuant to which WorldPort International borrowed $120 million in order to finance the acquisition of EnerTel and for working capital. The Interim Loan is guaranteed by certain of our subsidiaries. The Interim Loan bears interest at LIBOR (as defined in the credit agreement related to the Interim
Loan) plus 6% per annum increasing by 0.5% per annum at the end of each period of three consecutive months after June 23, 1998; provided, that such interest rate shall not exceed 16% per annum if paid in cash or 18% per annum if capitalized. The Interim Loan also contains provisions for the issuance of $0.01 warrants representing 11% of the fully-diluted Common Stock (which percentage will be calculated on the day we repay the Interim Loan). As of December 31, 1998, Interim Loan holders had received warrants to purchase up to 4,069,904 shares of Common Stock. In addition to the warrants which the Interim Loan holders had received as of December 31, 1998, such holders are entitled to receive additional warrants on the date the Interim Loan is repaid in full, so that all warrants issued to such holders represent 11% of the Company's fully-diluted outstanding Common Stock on the date of such repayment. As of December 31, 1998, the fair market value of these warrants (approximately $28 million) is reflected as a reduction in the principal amount of the Interim Loan. This amount is being amortized to interest expense over the life of the Interim Loan (1 year). At such time as the Interim Loan is repaid, the remaining unamortized portion of the value of the warrants will be expensed. The Interim Loan matures on June 23, 1999. The Interim Loan includes certain negative and affirmative covenants and is secured by a lien on substantially all our assets, the assets of certain of our subsidiaries and a pledge of the capital stock of certain of our subsidiaries.

         We have operated at a loss since inception and expect to continue to incur operating losses in the near future. We had an accumulated deficit of approximately $80.7 million as of December 31, 1998. This deficit included an operating loss of $47.7 million including approximately $15.9 million in depreciation and amortization. Our loss also included $24.6 million in interest expense, primarily related to the Interim Loan. At December 31, 1998, we had a working capital deficit of approximately $103.8 million including the $110.9 million Interim Loan balance, net of warrants.

         Our operations used $19.3 million during the year ended December 31, 1998 due primarily to our net loss (approximately $76.8 million) which included non-cash charges of approximately $41.1 million, principally depreciation and amortization ($15.9 million) and interest ($23.1 million). Further, our net working capital change was $17.3 million, principally due to an increase in payables and accrued liabilities related to our expanded operations.

         Investing activities used $119.5 million during the year ended December 31, 1998. Such activities consisted primarily of $107.8 million in cash paid in connection with the EnerTel acquisition and increased capital spending.

         Financing activities provided $147.1 million during the year ended December 31, 1998. These activities consisted primarily of (i) our sale of Series B Preferred Stock in the first half of 1998 in exchange for approximately $12.3 million in cash and the conversion of $1.2 million in outstanding debt,
(ii) our sale of Common Stock for $0.9 million in March 1998, (iii) our $114.7 million in borrowings under the Interim Loan in June, 1998 net of $5.3 million of offering expenses, (iv) the sale of a minority interest in the parent of EnerTel for $2.8 million in equity and $12.0 million in a shareholder note in October 1998, and (v) the December 1998 sale of Series C Preferred Stock for an aggregate $40 million of which $32.5 million was received in January 1999. In addition we made certain payments on capital leases and notes payable of $8.8 million.

         In addition to our operating expense requirements, our business will require us to make significant capital expenditures during the next few years. We currently have commitments to spend at least $66.0 million on IRUs and approximately $20.0 million on switching equipment over the next three years (of which approximately $10.2 million has been spent to date). Our current operating and capital lease requirements including equipment leases and office rent are in excess of $11.5 million per annum. We also have commitments to various service providers and vendors for approximately $8.7 million in 1999.

         Funding of our working capital deficit, current and future operating losses and execution of our global growth plans will require substantial continuing capital investment.

         We intend to fund these capital requirements through debt facilities or additional equity financing. In addition, we currently have approximately $48 million in equipment lease facilities. Although we have been able to arrange debt facilities and equity financing to date, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to the Company. If such financing is not obtained, we will have to alter our current business plan and seek alternate financing. Further, substantial additional debt or equity financing may be needed for us to achieve our short-term and long-term business objectives. Failure to obtain sufficient capital could materially affect our acquisition and operating strategies.

YEAR 2000 ISSUE

         The efficient operation of our business is dependent in part on our computer software programs and operating systems. These programs and systems are used in network trafficking, call origination and termination, pricing, sales, billing and financial reporting, as well as various administrative functions. Recognizing the importance and need for an integrated information systems solution, we have developed an implementation plan for upgrading our systems architecture. This plan also addresses the functionality of our systems beyond December 31, 1999 ("Year 2000 compliance"). Typically our upgrades made for additional functionality also remedy any Year 2000 deficiencies in the related software. However, we do not consider the cost of such upgrades to be year 2000 related, as we have not accelerated any upgrades to remedy a Year 2000 deficiency.

         We do not anticipate additional material expenditures for Year 2000 compliance issues. As WorldPort is a relatively new company, commencing operations in late 1997, Year 2000 compliance has been a requirement in all system related procurement. In circumstances where acquired subsidiaries' systems are not compliant, remediation via upgrades or system change-out is on-going. Our new systems implementation is expected to be completed by September 30, 1999. Management believes that our remaining information technology ("IT") systems and other non IT systems are either Year 2000 compliant or will be compliant by September 30, 1999 after applying vendor supplied upgrades to these systems. The cost of the upgrades are not considered to be material.

         We have completed the inventory phase of Year 2000 evaluation and determined which systems and services might be vulnerable. From the results of this inventory, we have prioritized the action plan.

         We are in the process of obtaining documentation from our suppliers, customers, financial institutions and others as to the status of their Year 2000 compliance programs and the possibility of any interface difficulties relating to Year 2000 compliance that may affect us. While few significant concerns were identified, each has been addressed with a program of remediation. All programs are targeted for completion by September 1, 1999. However, Year 2000-related operating problems or expenses may arise in connection with our computer systems and software or in connection with our interface with the computer systems and software of our suppliers, customers, financial institutions and others. Because such third-party systems or software may not be Year 2000 compliant, we are in the process of developing contingency plans to address Year 2000 failures of the entities with which we interface We could be required to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on our business, results of operation and financial conditions.

         Our worst case scenario does not contemplate a major business disruption from internal systems. We believe that we have exercised reasonable diligence to assess whether external systems and interfaces are adequately prepared.


INTRODUCTION OF THE EURO

         On January 1, 1999, eleven of the fifteen member countries of the European Union established a fixed conversion rate between their existing currencies("legal currencies") and one common currency--the Euro. The Euro began trading on world currency exchanges and may be used in business transactions. On January 1, 2002, new Euro-denominated bills and coins will be issued, and legal currencies will be completely withdrawn from circulation by June 30 of that year. Our management has been actively assessing its computer systems and overall fiscal and operational activities to ensure Euro readiness. We have started adapting its computers, financial and operating systems and equipment to accommodate Euro-denominated transactions. Our management is also reviewing marketing and operational policies and procedures to ensure its ability to continue to successfully conduct all aspects of our business in this new, price transparent market. Additionally, the Euro will have an impact on currency exchange rates and hence our currency exchange risk which we cannot accurately predict. Our management, however, believes that the Euro conversion will not have a material adverse impact on its financial condition or results of operations.

MARKET RISK

         We believe that our exposure to market rate fluctuations on our investments is nominal due to the short-term nature of those investments. To the extent the Interim Loan is outstanding, we have market risk relating to such amounts because the interest rates under the Interim Loan are variable. We do not believe our exposure represents a material risk to the financial statements.

         Our operations in Europe, principally in the Netherlands, expose us to currency exchange rates risks. To manage the volatility attributable to these exposures, we nets the exposures to take advantage of natural offsets. Currently, we do not enter into any hedging arrangements to reduce this exposure. We are not aware of any facts or circumstances that would significantly impact such exposures in the near-term. If, however, there was a 10 percent sustained decline of the Dutch Gilder versus the U.S. dollar, then the consolidated financial statements could be materially effected as our Dutch operations represented approximately 72% of our total assets as of December 31, 1998 and 64% and 58% of our total revenues and net loss for the year ended December 31, 1998, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

         The FASB has issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which must be adopted by the year 2000. This statement establishes accounting and reporting standards for derivative instruments - including certain derivative instruments embedded in other contracts - and for hedging activities. Adoption of this statement is not expected to have a material impact on our financial statements.

         In March 1998, the American Institute of Certified Public Accountants (AICPA) issued a new Statement of Position, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires capitalization of certain costs of internal-use software. We adopted this statement in January 1999, and have not yet determined its impact on our financial statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS; RISK FACTORS

         Certain statements in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report, include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act of 1934, as amended.

We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements provided by such laws. All statements regarding our expected financial position and operating results, our business strategy and our financing plans are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "anticipate," "plan," "estimate," "expect" or "intend." These statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions.

         Although we believe that our expectations that are expressed in such forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. In addition to the risks and uncertainties of ordinary business operations, our forward-looking statements contained in this Annual Report on Form 10-K are also subject to the following risks and uncertainties:

Limited Operating History; History of Operating Losses

         Since we were inactive prior to 1997, we have a limited operating history. Therefore, our prospects should be evaluated with regard to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the intensely competitive market in which we operate.

         We sustained operating and net losses in 1997 and 1998. For the following periods, we reported net losses of:

Period                                      Net Loss
------                                      --------

Year Ended December 31, 1997 .........      $ 3.5 million
Year Ended December 31, 1998 .........      $76.8 million
Pro Forma Year Ended December 31, 1998      $89.5 million

         At December 31, 1998, we had an accumulated deficit of approximately $80.7 million. We also reported EBITDA of approximately negative $2.6 million for the year ended December 31, 1997 and approximately negative $31.7 million for the year ended December 31, 1998. Our business requires substantial funds for capital expenditures, expansion of our assets and operating expenses and, possibly, acquisitions. We expect to continue to generate operating losses and net losses for at least the next two fiscal years. There can be no assurance that we will achieve profitability or positive cash flow in the future. If we cannot achieve and sustain operating profitability or positive cash flow from operations, we may not be able to meet our debt service obligations or working capital requirements, and in that event we would be in default under our indebtedness. Such default would permit the holders of such indebtedness to accelerate the maturity of such indebtedness and could cause defaults under other indebtedness. A significant portion of our indebtedness may then become immediately due and payable. We are not certain whether we would have, or be able to obtain, sufficient funds to make these accelerated payments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Substantial Indebtedness

         We have a significant amount of indebtedness. At December 31, 1998, we had $143.1 million of consolidated outstanding debt and our total consolidated debt, as a percentage of capitalization, was 88%. For the year ended December 31, 1998, our earnings were insufficient to cover fixed charges by $77.7 million. We may incur additional indebtedness in the future, although we will be limited in the amount we could incur by our existing and future debt agreements.

         Our high level of indebtedness could adversely affect us in a number of ways, such as:

         - limiting our ability to internally fund or obtain additional financing to fund our growth strategy, working capital, capital expenditures, debt service requirements or other purposes;

         - limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to make principal payments and fund debt service;

         - limiting our ability in planning for, or reacting to, to changing market conditions, changes in our industry and economic downturns; and

         - reducing the cash flow available from our subsidiaries to service our debt payments.

Ability to Service Indebtedness

         Our ability to satisfy our debt obligations depends upon our operating performance and our ability to obtain additional debt or equity financing. We may not be able to generate sufficient cash flow to service required interest and principal payments on or to redeem any of our indebtedness when such indebtedness becomes due.

         Prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments. If in the future we can not generate sufficient cash from operations to meet our obligations, we will need to refinance, obtain additional financing or sell assets. There can be no assurance that our business will generate cash flow, or that we will be able to obtain funding, sufficient to satisfy our debt service requirements.

         If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we otherwise fail to comply with the various covenants under our indebtedness, we would be in default under the terms thereof. Such default would permit the holders of such indebtedness to accelerate the maturity of such indebtedness and could cause defaults under other indebtedness. A significant portion of our indebtedness may then become immediately due and payable. We are not certain whether we would have, or be able to obtain, sufficient funds to make these accelerated payments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Substantial Capital Requirements; Uncertainty of Additional Financing

         We need substantial capital to develop and expand our network facilities, fund operating losses and to provide for working capital. Our ability to raise additional capital will depend on, among other things, our financial condition at the time, the restrictions in our existing debt agreements and other factors, including market conditions, that are beyond our control. There can be no assurance that we can complete such financing or that the terms thereof would be favorable to us. Any such inability to obtain additional funds on acceptable terms may require us to reduce the scope or pace of our expansion, which would have a material adverse effect on our financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Restrictions in Debt Agreements on Our Operations

         The operating and financial restrictions and covenants in our existing debt agreements and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. A breach of any of these restrictions or covenants could cause a default under such debt. A significant portion of our indebtedness may then become immediately due and payable. We are not certain whether we would have, or be able to obtain, sufficient funds to make these accelerated payments.

Risk of Default Under Existing Financing Agreements

         We have entered into financing agreements with Comdisco and Forsythe/McArthur, as well as Atlantic Crossing, Ltd., in connection with our purchase of telecommunications assets. These assets primarily consist of switches used to construct and operate our network and IRUs on the AC-1 system. These agreements permit such lenders, upon the occurrence of certain events of default, to demand the entire unpaid balance of amounts loaned to us for the purchase of switches and IRUs and to foreclose on the equipment purchased or eliminate our access to the cable systems. In addition, we have or will assume various lease obligations through our acquisitions. These obligations primarily relate to the purchase of, and are secured by, telecommunications assets. Under the terms of the lease agreements, the respective lessors may, in the event of default, require accelerated payment of any unpaid balance of amounts outstanding and foreclose on the equipment purchased. The telecommunications assets purchased under the various financing and lease agreements are essential to the successful operations of the acquired companies. Foreclosure and repossession of these assets or elimination of our access to certain cable systems would have a material adverse impact on our operations.

Deployment and Operation of Our Network

         Our success is dependent upon our ability to deploy and operate our planned network in a timely and cost-effective manner. In particular, our ability to increase revenues will be dependent on our ability to expand the capacity and reach of our network which will consist of transmission infrastructure (such as undersea and land-based fiber optic cables) and switching equipment and facilities (such as switches, gateways, routers and network operations centers).

         The continued expansion, operation and development of the network will depend on our ability to:

         -        attract new customers in existing and targeted markets;
         -        increase revenues received from existing customers;
         - attract and retain experienced network and operations personnel;
         -        obtain one or more switch sites in selected locations;
         - obtain interconnectivity to the local public switched telecommunications network ("PSTN") and other carriers' networks and obtain satisfactory and cost-effective ownership interests and lease rights from, and establish interconnection arrangements with, competitors that own transmission lines (in certain cases, international transmission lines may be available only from a PTT);
         - obtain any necessary licenses permitting network termination and origination of traffic;
         -        acquire additional rights to fiber optic capacity; and
         -        enter targeted new markets.

         In addition, to expand our network, we will incur additional fixed operating costs that will exceed the revenues attributable to the transmission capacity funded by such costs until we generate additional traffic volume. We may not be able to expand our network in a cost effective manner, operate the network efficiently or generate customer traffic volumes sufficient to operate the network at a profit.

Risk of Non-Completion of Cable Systems or Installation of Switches; Impact on Business Plan

         We intend to make substantial investments in our network infrastructure, including several undersea and land-based fiber optic cable systems, some of which are currently being built and offered for sale. Our investment in these systems will generally be in the form of IRUs. With respect to these fiber optic systems, we are exposed to operating risk based upon the timely completion of construction and commencement of operations on the cables, and the actual demand for transmission capacity (which could differ materially from our forecasts). In addition, in many instances, we have not entered into definitive agreements for capacity needed to complete our planned network and may not be able to do so on favorable terms, if at all.

         In the event that completion of all or part of our network is delayed, adequate capacity is otherwise unavailable, or demand for transmission capacity is less than projected, our anticipated cash flow, income from operations and net income could be materially and adversely impacted. Additionally, deviations of actual results from our business plan could result in insufficient or excessive network capacity and disproportionately high fixed expenses.

         In June 1998 we entered into agreements with a subsidiary of Nortel for the purchase, turn-key installation and maintenance of DMS-GSP switches (committing to acquire at least $20 million of such equipment). The timely deployment of these switches is an important aspect of our ability to generate revenue. If Nortel cannot deliver and successfully install these switches or if delivery and installation is substantially delayed, our results of operations would be materially and adversely impacted. In addition, deployment of the DMS-GSP Switches requires suitable space in secure facilities, including appropriate power supplies and environmental controls, and trained in-house or third-party technical staff for installation, testing and on-going maintenance. We will be dependent on the successful performance by Nortel, our ability to identify appropriate sites for these facilities, and the abilities of our executive and operational management to install and maintain network facilities. To advance our IP capabilities, we are currently conducting one of the first commercial trials of Lucent's PacketStar 6400 IP switches in both New York and London. Our failure to adequately, cost effectively or timely install our DMS-GSP switches, IP switches or other switches in targeted locations or our failure or the failure of our various contract providers to adequately maintain our switches would have a material adverse effect on our business, results of operations and financial condition.

Dependence on Interconnection and Other Off-Network Agreements

         Our network operations and our ability to satisfy our regulatory obligations to maintain EnerTel's network currently depend to a substantial degree on telecommunications transmission infrastructure owned by other carriers. As a result, we depend upon securing and maintaining transmission agreements with local PTOs and other facilities-based carriers worldwide on a timely basis and at favorable rates. Our reliance upon these interconnection agreements subjects us to the following risks, each of which could have a material adverse affect on our business, results of operations and financial condition:

         -        the failure of a PTO to provide access on competitive terms;
                  or

         - unanticipated price fluctuations and service restrictions or cancellations.

In addition, we may not be able to enter into necessary or desired additional operating or interconnection agreements in the future on terms which would allow us to increase our revenues on a profitable basis.

         Additionally, at the time it received its nation-wide license, EnerTel was subject to four statutory licensing conditions which ultimately required EnerTel to have full infrastructure coverage in the Netherlands for the purpose of providing leased lines to anyone in the Netherlands by November 20, 2001. EnerTel's current network meets the requirements of the first two of these conditions. EnerTel believes that, as a result of the new telecommunications law in the Netherlands, it is no longer subject to these statutory licensing conditions or, alternatively, that such conditions are no longer enforceable. While EnerTel believes that its conclusions in this regard are well founded, there can be no assurance that the Netherlands' government may not attempt to enforce the conditions in the future.

Risk of Network Failure

         Our success is largely dependent upon our ability to deliver high quality, uninterrupted telecommunications services. This, in turn, is dependent to a large extent on our ability to protect our software and hardware against damage and malfunction. Any failure of our network or other systems or hardware that causes interruptions in our operations could have a material adverse effect. As we expand our network and the volume of call traffic grows, there will be increased demands on hardware, circuit capacity and traffic management systems. As a result, we may experience system failures.

         Our operations are also dependent on our ability to expand our network successfully and integrate new and emerging technologies and equipment into our network. This use of emerging technologies and new equipment could increase the risk of system failure. Significant or prolonged system failures of, or difficulties for customers in accessing and maintaining connection with, our network could damage our reputation and result in customer attrition and financial losses.

         We may from time to time experience general problems affecting the quality of the voice and data transmission of some calls transmitted over our network due to our anticipated expansion, which could result in poor quality transmission and interruptions in service. To provide redundancy in the event of technical difficulties with our network and to the extent we purchase transit and termination capacity from other carriers, we rely upon other carriers' networks. Whenever we are required to route traffic over a non-primary choice carrier due to technical difficulties or capacity shortages with our network or the primary choice carrier, those calls will be more costly to us and can result in lower transmission quality. Any failure to operate, expand, manage or maintain our network properly could result in customers diverting all or a portion of their calls to other carriers. This could have a material adverse effect on our business, financial condition and results of operations.

Risk of Potential Acquisitions

         From time to time we pursue selected acquisitions. Our ability to engage in acquisitions will be dependent upon our ability to identify attractive acquisition candidates and, if necessary, obtain financing on satisfactory terms. The challenges of acquisitions include:

         -        potential distraction to management:

         - integrating the acquired business's financial, computer, payroll and other systems into our own;

         - implementing additional controls and information systems appropriate to a growing company;

         - unanticipated liabilities or contingencies from the acquired company;

         - reduced earnings due to increased goodwill amortization, increased interest costs and costs related to integration; and

         -        retaining key personnel and customers of acquired companies.

If we are unsuccessful in meeting the challenges arising out of our growth, our business, financial condition and results of operations could be materially and adversely affected.

Management of Growth

         Our strategy of continuing our growth and expansion has placed, and is expected to continue to place, a significant strain on our management, operational and financial resources and increased demands on our systems and controls. Our ability to manage our growth successfully will require us to:

         - further expand our network infrastructure, information systems and controls, and

         -        expand, train and manage our employees effectively.

         In addition, as we increase our level of service and expand our global network, there will be additional demands on our customer service support and sales, marketing and administrative resources. We may not be able to manage successfully our operations or the quality of our services. If our management is unable to manage growth effectively or maintain the quality of its service, our business, financial condition and results of operations could be materially and adversely affected.

Dependence on Billing, Customer Services and Information Systems; Risk of Fraud and Bad Debt

         Sophisticated information and processing systems are vital to our growth and our ability to monitor costs, bill customers, provision customer orders and achieve operating efficiencies. Our current billing and information systems have generally met our needs due in part to the low volume of customer billing. As our operations continue to expand, the need for sophisticated information processing systems will increase significantly. Our plans for the development and implementation of our billing systems rely, for the most part, on the delivery of products and services by third party vendors. We could be materially adversely affected by:

         - the failure of these vendors to deliver proposed products and services in a timely and effective manner and at acceptable costs,

         - our failure to adequately identify all of our information and processing needs,

         - the failure of our related processing or information systems or

         -        our failure to upgrade systems as necessary.

         Although we have experienced limited problems relating to the fraudulent use of our access codes and the failure of certain of our customers to make full payment for services rendered, we do not believe that our experiences with such problems are substantially different from what is generally experienced in the telecommunications industry. Our revenue for any given period may be adversely affected by significant fraud since revenue is recorded upon the completion of a call but may be subsequently reversed if we are unable to bill for that call. In addition, where we use third party service providers to complete calls, we remain liable for any charges that result from the fraudulent use of our facilities. We believe we make provisions for non-payment at adequate levels. Any significant increase in the levels of fraud and bad debt could have a material adverse impact on our cash flow, financial condition and results of operations.

Competition

         The international telecommunications industry is intensely competitive and subject to rapid change precipitated by advances in technology and changes in regulation (such as the implementation of the U.S. Telecommunications Act of 1996, deregulation legislation of the European Union and the World Trade Organization, and other legislation and deregulation in various foreign target markets). We compete with a variety of other telecommunications providers in each of our markets, including PTOs in each country in which we operate.

         In Europe, liberalization in the telecommunications market has coincided with technological advancements to create an increasingly competitive market, characterized by still-dominant PTTs as well as an increasing number of new market entrants. We believe that competition for telecommunications services in the Netherlands and surrounding nations will continue to increase as a result of continuing liberalization of the telecommunications industry. PTTs generally have significant competitive advantages (including cost advantages) due to their control over domestic transmission lines and connection to such lines. In addition, customers in most of these markets are not accustomed to alternative service providers and may be reluctant to switch from the dominant PTTs to new and relatively unproven competitors such as EnerTel. In addition, we rely on PTTs for timely access to their transmission infrastructure lines. Moreover, these PTTs generally have certain competitive advantages due to their close ties with national regulatory authorities, which have, in certain instances, shown reluctance to adopt policies and grant regulatory approvals that would result in increased competition for the local PTT. The reluctance of some national regulators to accept liberalizing policies, grant regulatory approvals and enforce access to PTT networks may have a material adverse effect on our competitive position. In the Netherlands, we compete primarily with KPN, the national PTT, and other alternative providers which have greater market presence, network coverage, brand name recognition, customer loyalty, and financial and other resources. In addition, throughout Europe, we face strong competition from, among others Telfort, B.V., Global One Communications, MCI WorldCom, Esprit Telecom Group plc, COLT Telecom, VersaTel Telecom B.V., BT, Cable & Wireless, as well as other resellers, microwave and satellite carriers, mobile wireless telecommunications providers, cable television companies, utilities and other competitive local telecommunications providers. Many of our competitors have significantly greater financial, managerial and operational resources and more experience than we have. Competition in the Netherlands, as well as the European long distance telecommunications industry in general, is driven by numerous factors, including price, customer service, type and quality of services and customer relationships.

         In the United States, we compete against a wide variety of market participants ranging from Tier I carriers, large Tier II facilities-based carriers, switched and switchless resellers of long distance services and hundreds of other marketers and distributors of long distance, calling card and other telecommunications services. International telecommunications providers such as us compete on the basis of price, customer service, network coverage, transmission quality and capacity and scope of service offerings. Many of our competitors enjoy economies of scale that can result in a lower cost structure for termination and network costs, which could cause significant pricing pressures within the international communications industry. In recent years, prices for international long distance services have decreased substantially, and are expected to continue to decrease, in most of the markets in which we currently compete. If increases in telecommunications usage do not result or are insufficient to offset the effects of such price decreases, our business operations and financial condition could be adversely affected. We may not be able to compete successfully in the future.

Risks Related to Technological Change

         We are at risk from fundamental changes in the way telecommunications services are marketed and delivered. Our service strategy assumes that technology such as frame relay, IP and ATM protocols, and fiber optic telecommunications infrastructures, will become primary protocols and transport infrastructure for data communications services. Further technological changes, including changes related to the emerging wireline and wireless transmission and switching technologies, could have a material adverse effect on our business, results of operations, and financial condition. Our pursuit of necessary technological advances may require substantial time and expense, and we may not succeed in adapting our telecommunications services business to alternate access devices, conduits and protocols. In addition, the potential to greatly expand the capacity of existing and new fiber optic cables, which could result in increased supply and lower prices, could have a material adverse effect on our business, results of operations and financial condition.

         The market for our telecommunications services is characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent new product and service introductions. In particular, several of the undersea cables on which we expect to purchase IRUs are designed to employ DWDM which allows information to be transmitted more efficiently than current transmission protocols. However, no other undersea fiber optic cable system currently employs DWDM and the viability of DWDM on a large scale fiber optic cable is unproven. If the use of DWDM is unsuccessful, the operation of these undersea fiber optic cable systems could be substantially delayed. This would materially and adversely impact our cash flows, income from operations and net income.

Year 2000 Technology Risks

         We face certain risks arising from Year 2000 issues. See "Management's Discussions and Analysis for Financial Condition and Results of Operations--Year 2000 Issue" for a discussion of certain risks relating to Year 2000 issues.

Regulatory Restrictions

         Regulation of the telecommunications industry is changing rapidly, both in Europe and the United States. As an international telecommunications company, we are subject to varying degrees of regulation in each of the jurisdictions in which we provide our services. Laws and regulations differ significantly among the jurisdictions in which we operate. There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on our operations or that domestic or international regulators or third parties will not raise material issues with regard to our compliance with applicable regulations. In addition, while EnerTel believes that, as a result of the new telecommunications law in the Netherlands, it is no longer subject to the statutory licensing conditions that were imposed at the time it received its nation-wide license or, alternatively, that such conditions are no longer enforceable, there can be no assurance that the Netherlands' government may not attempt to enforce the conditions in the future.

Risks Associated with International Operations

         A key component of our strategy is our expansion in international markets. Our international expansion will require us to comply with multiple regulatory and taxation regimes. In addition, laws or administrative practices relating to taxation, foreign exchange or other matters within countries in which we operate or plan to operate may change. Moreover, operating internationally exposes us to risks such as:

         -        difficulty collecting accounts receivable,

         -        political instability,

         -        fluctuations in currency exchange rates,

         - foreign exchange controls which restrict or prohibit repatriation of funds,

         -        technology export and import restrictions or prohibitions,

         -        delays with customs or government agencies,

         - seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, and

         - potentially adverse tax consequences resulting from operating in multiple jurisdictions with different tax laws.

Control by Heico and Management; Certain Antitakeover Matters

         In addition to the shares of our Common Stock and Series A Preferred Stock which are currently outstanding and entitle the holders thereof to one vote per share, we also have outstanding shares of our Series B Convertible Preferred Stock and shares of our Series C Convertible Preferred Stock, each of which entitle the holders thereof to 40 votes per share. As of March 1, 1999, primarily as a result of its ownership of shares of Series C Preferred Stock, Heico held directly approximately 30% of our outstanding votes. Further, by virtue of a Shareholder Agreement we entered into with Heico and certain of our stockholders (including Messrs. Moore and Magiera, who are executive officers and directors), together with its direct stock ownership, at March 1, 1999, Heico controlled, with respect to certain matters, including acquisitions, incurrence of debt and the issuance or sale of equity securities, approximately 54% of our outstanding votes.

         In addition, as of March 1, 1999, our executive officers and directors as a group had an approximately 56% voting interest in our capital stock. Included in the shares owned by our executive officers and directors as a group is the direct voting interest which is held by Heico as well as certain shares, which are not held by executive officers and directors, over which Heico exercises certain voting rights pursuant to the Shareholder Agreement. Messrs. Heisley, Meadows and Gies, together with Ms. Stoeckel, all members of our Board of Directors, have an interest in, or are employed by, Heico. Also included in the shares owned by our executive officer and directors as a group is a 17% voting interest which is held by Anderlit Ltd. Mr. Moore, our Chairman and Chief Executive Officer, and Mr. Magiera, our Chief Financial Officer and a member of our Board of Directors are each investors in Anderlit, and Mr. Moore has received from Anderlit an irrevocable proxy to vote all of the Series B Preferred Stock owned by Anderlit.

         As a result of its voting interest, Heico and/or our directors and executive officers as a group have the power to control the vote regarding such matters as the election of our directors, amendments to our charter, other fundamental corporate transactions such as mergers, asset sales, and the sale of our business, and to otherwise influence the direction of our business and affairs. Additionally, as stockholders of the company and through their ability to control the election of directors, Heico and/or our executive directors as a group may authorize actions that could have an anti-takeover effect and may delay, defer or prevent a tender offer or takeover attempt that a stockholder might consider in its best interest, including an attempt that might result in the receipt of a premium over the market price for the shares held by such stockholder. Such actions may include creating additional classes of stock with disparate voting rights; creating a classified Board of Directors with staggered terms; prohibiting the stockholders to take any action by a written consent or requiring advance notice for stockholder proposals and director nominations.

Risk of Concentrations of Credit; Importance of Carrier and Other Wholesale Customers

         We are subject to significant concentrations of credit risk, which consist primarily of trade accounts receivable. We sell a significant portion of our services to other carriers and resellers and, consequently, maintain significant receivable balances with certain customers. If the financial condition and operations of these customers deteriorate below critical levels, our operating results could be adversely affected. For the year ended December 31, 1998, one customer accounted for 15% of our total revenues.

         Many carrier customers, particularly smaller carrier customers, can be extremely price sensitive. Furthermore, there are numerous examples of small carriers obtaining service and credit terms from other carriers, reselling this service to customers at a loss in order to quickly build revenue and then refusing to pay the carrier bills when they come due. In the deregulating markets in Europe, these risks are particularly acute. Therefore, we could be exposed to a material credit risk over a very short period of time. We maintain a reserve for doubtful accounts receivable and periodically write off specific accounts receivable. We believe that our credit criteria enable us to reduce our exposure to these risks. However, we cannot be certain that our criteria will afford adequate protection against these risks.

Price Competition

         Prices for international long distance calls are determined in part by international settlement rates, which are the rates that a carrier (often a PTT) charges to terminate an international call in its home country. These rates were traditionally set at arbitrary, artificially high levels that enabled many carriers to enjoy high gross margins on international calls. International settlement rates have been declining for the last several years and an increasing number of calls are being placed outside the international settlement rate system, resulting in drastically lower prices. Industry observers believe that the combined effects of deregulation, excess transmission capacity, advances in technology and the negligible marginal cost to a carrier that owns its own switches and transmission facilities of carrying an international call, are gradually causing the collapse of the international settlement rate system. Practices such as "refile" (where traffic originating from a particular country is rerouted through another country with a lower settlement rate), off settlement rate terminations (where a local carrier agrees to terminate an international call at rates below the settlement rates) and transit (where a carrier agrees to terminate another carrier's traffic to a particular country at a negotiated price other than the settlement rate) are becoming increasingly common.

         Settlement rates also are being reduced as result of regulatory initiatives. Lower settlement rates are scheduled to be in effect for substantially all countries over the next several years. Lower settlement rates will reduce our per call revenue, which could have a material adverse effect on our business, financial condition or results of operations.

         The increased use of voice services over the Internet is also expected to result in a further reduction in prices. Competition from Internet telephony is expected to come from both Internet service providers and telephone companies. For example, AT&T and MCI WorldCom have begun to offer voice telecommunications services over the Internet at substantially reduced prices. While the provision of voice telephony over the Internet historically has been characterized by lower standards of quality, technological improvements may result in Internet-based voice telephony becoming a strong competitor to voice services that are typically offered by carriers today.

         In the United States, providers of Internet telephony also benefit from an inherent cost advantage because their traffic is considered data, rather than voice telephony. This allows them to avoid paying access fees to regional bell operating companies and the local telephone companies, while providers of traditional long distance services are required to pay such fees.

Dependence on Key Personnel

         Our success depends, in large part, upon the continuing contributions of our key technical, marketing, sales and management personnel. During 1998, we relied on consultants to staff a number of key technical positions. The loss of services of several key people within a short period of time could have a material adverse affect upon our business, financial condition and results of operations. Our future success also depends upon our continuing ability to attract and retain other highly qualified personnel. Competition for such personnel is intense, and our inability to attract and retain additional key employees could have a material adverse affect on our business, financial conditions and result of operations. There can be no assurance that we will continue to employ such key personnel or that we will be able to attract and retain qualified personnel in the future.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We believe that our exposure to market rate fluctuations on our investments is nominal due to the short-term nature of those investments. To the extent the Interim Loan is outstanding, we have market risk relating to such amounts because the interest rates under the Interim Loan are variable. We do not believe our exposure represents a material risk to the financial statements.

         Our operations in Europe, principally in the Netherlands, expose us to currency exchange rates risks. To manage the volatility attributable to these exposures, we nets the exposures to take advantage of natural offsets. Currently, we do not enter into any hedging arrangements to reduce this exposure. We are not aware of any facts or circumstances that would significantly impact such exposures in the near-term. If, however, there was a 10 percent sustained decline of the Dutch Gilder versus the U.S. dollar, then the consolidated financial statements could be materially effected as our Dutch operations represented approximately 72% of our total assets as of December 31, 1998 and 64% and 58% of our total revenues and net loss for the year ended December 31, 1998, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial information is included in this Report:

Report of Independent Public Accountants ............................................................      43
Consolidated Balance Sheets--December 31, 1998 and 1997 .............................................      44
Consolidated Statements of Operations for the years ended December 31, 1998, 1997, and 1996 .........      45
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997, and 1996      46
Consolidated Statements of Comprehensive Loss for the years ended December 31, 1998, 1997, and 1996 .      47
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996 .........      48
Notes to Consolidated Financial Statements ..........................................................      49

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To WorldPort Communications, Inc.:

We have audited the accompanying consolidated balance sheets of WorldPort Communications, Inc. (a Delaware corporation) and subsidiaries, as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, comprehensive loss, and cash flows for each of the three years ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WorldPort Communications, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts, including goodwill, or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 22, 1999

                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                           DECEMBER 31
                                                                                     ------------------------
                                                                                        1998           1997
                                                                                     ---------       --------
                                     ASSETS
CURRENT ASSETS:
    Cash ......................................................................      $   9,015       $    179
    Accounts receivable, net of allowance for doubtful accounts
       of $1,054 and $15, respectively ........................................         11,765            369
    Subscription receivable ...................................................         32,500             --
    Prepaid expenses and other current assets .................................          3,021             67
                                                                                     ---------       --------
            Total current assets ..............................................         56,301            615
                                                                                     =========       ========
    PROPERTY AND EQUIPMENT, net ...............................................         91,226          5,032
                                                                                     ---------       --------
    OTHER ASSETS:
          Goodwill, net .......................................................         43,190          5,094
          Other intangibles, net ..............................................         21,851          1,198
          Other assets, net ...................................................          7,887          1,258
                                                                                     ---------       --------
                       TOTAL ASSETS ...........................................        220,455         13,197
                                                                                     =========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable .........................................................      $  25,335       $  1,391
     Accrued expenses .........................................................         19,302          1,292
     Current portion of notes payable - related parties .......................             --            540
     Current portion of obligations under capital leases ......................          2,631            937
     Other current liabilities ................................................          1,952            598
     Interim loan facility ....................................................        110,926             --
                                                                                     ---------       --------
                    Total current liabilities .................................        160,146          4,758
                                                                                     =========       ========

Notes payable - related parties, net of current portion .......................             --          1,191
Long-term obligations under capital leases, net of current portion ............         17,539          3,006
Note payable ..................................................................         12,028              0
Other long-term liabilities ...................................................         11,375             87
                                                                                     ---------       --------
                         Total Liabilities ....................................        201,088          9,042
                                                                                     ---------       --------
MINORITY INTEREST .............................................................          1,845             --
                                                                                     ---------       --------
COMMITMENTS AND CONTINGENCIES (Note 5):

STOCKHOLDERS' EQUITY:
     Undesignated preferred stock, $0.0001 par value, 4,800,000 shares
        authorized, no shares issued and outstanding ..........................             --             --
     Series A convertible preferred stock, $0.0001 par value, 750,000 shares authorized, 493,889 shares issued and outstanding in
        1998 and 1997, respectively ...........................................             --             --
     Series B convertible preferred stock, $0.0001 par value, 3,000,000 shares authorized, 2,931,613 and no shares issued and outstanding in
        1998 and 1997, respectively ...........................................             --             --
     Series C convertible preferred stock, $0.0001 par value, 1,450,000 shares authorized, 1,132,824 and no shares issued and outstanding in
        1998 and 1997, respectively ...........................................             --             --
     Common stock, $0.0001 par value, 65,000,000 shares authorized,
        18,228,916 and 16,033,333 shares issued and outstanding in
        1998 and 1997, respectively ...........................................              2              2
     Warrants .................................................................         28,263
     Additional paid-in capital ...............................................         77,414          7,953
     Unearned compensation expense ............................................           (750)            --
     Cumulative translation adjustment ........................................         (6,747)            --
     Accumulated deficit ......................................................        (80,660)        (3,800)
                                                                                     ---------       --------
                    Total stockholders' equity ................................         17,522          4,155
                                                                                     ---------       --------
                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................      $ 220,455       $ 13,197
                                                                                     =========       ========

        The accompanying notes are an integral part of these consolidated financial statements.

                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                     Year Ended
                                                       -------------------------------------
                                                         1998           1997          1996
                                                       --------       --------       -------

REVENUES ........................................      $ 28,591       $  2,776       $    --

COST OF SERVICES ................................        21,187          2,605
                                                       --------       --------       -------
     Gross margin ...............................         7,404            171            --
                                                       --------       --------       -------

OPERATING EXPENSES:
     Selling, general and administrative expenses        39,147          2,723           270
     Depreciation and amortization ..............        11,069            818            --
      Asset impairment ..........................         4,842             --            --
                                                       --------       --------       -------
     Operating loss .............................       (47,654)        (3,370)         (270)
                                                       --------       --------       -------

OTHER (EXPENSE) INCOME:
     Interest (expense) income, net .............       (24,570)          (128)           10
     Other (expense) income .....................        (5,451)             6            --
                                                       --------       --------       -------
                                                        (30,021)          (122)           10
                                                       --------       --------       -------

LOSS BEFORE MINORITY INTEREST AND INCOME
  TAXES .........................................       (77,675)        (3,492)         (260)
MINORITY INTEREST ...............................           903             --            --
                                                       --------       --------       -------
LOSS BEFORE INCOME TAXES ........................       (76,772)        (3,492)         (260)
INCOME TAX PROVISION ............................            --             --            --
                                                       --------       --------       -------
NET LOSS ........................................      $(76,772)      $ (3,492)      $  (260)
                                                       ========       ========       =======

NET LOSS PER SHARE,
   BASIC AND DILUTED ............................      $  (4.47)      $  (0.26)      $ (0.11)
                                                       ========       ========       =======

SHARES USED IN NET LOSS PER SHARE
    CALCULATION, BASIC AND DILUTED ..............        17,158         13,245         2,358
                                                       ========       ========       =======

        The accompanying notes are an integral part of these consolidated financial statements.

                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                   Additional                           Cumulative    Unearned
                                 Preferred Common   Paid-in-  Accumulated               Translation Compensation
                                   Stock   Stock    Capital     Deficit       Warrants   Adjustment    Expense    Total
                                   -----   -----    -------     -------       --------   ----------    -------    -----
Balance, December 31, 1995 ....     $--     $--    $    50     $    (37)          --          --         --      $     13
Issuance of common stock ......      --      1         109           --           --          --         --           110
Issuance of common stock
     in connection with
     exercise
     of stock options .........      --     --           4           --           --          --         --             4
Issuance of common stock
     For services .............      --     --          32           --           --          --         --            32
Issuance of common stock in
     Connection with
     conversion of
     Promissory note payable ..      --     --          80           --           --          --         --            80
Issuance of common stock ......      --     --       2,388           --           --          --         --         2,388
Net loss ......................      --     --          --         (260)          --          --         --          (260)
                                    ---     --     -------     --------      -------     -------      -----      --------
Balance, December 31, 1996 ....      --      1       2,663         (297)                                            2,367

Issuance of common stock,
     Net of offering costs ....      --     --          10           --           --          --         --            10
Issuance of common stock in
     connection with
     conversion of
     promissory note payable ..      --     --         420           --           --          --         --           420
Issuance of common stock in
     connection with
     acquisitions .............      --      1       3,862           --           --          --         --         3,863
Issuance of Series A preferred
     stock, net of offering
     costs ....................      --     --         998           --           --          --         --           998
Dividends on Series A
     preferred stock ..........      --     --          --          (11)          --          --         --           (11)
Net loss ......................      --     --          --       (3,492)          --          --         --        (3,492)
                                    ---     --     -------     --------      -------     -------      -----      --------
Balance, December 31, 1997 ....      --      2       7,953       (3,800)          --          --         --         4,155
                                    ---     --     -------     --------      -------     -------      -----      --------
Issuance of Series B preferred
     stock ....................      --     --      14,702           --           --          --         --        14,702
Issuance of common stock in
     connection with
     acquisitions .............      --     --       8,162           --           --          --         --         8,162
Sale of common stock ..........      --     --         900           --           --          --         --           900
Exercise of stock options .....      --     --         188           --           --          --         --           188
Issuance of Series C preferred
     stock ....................      --     --      40,000           --           --          --         --        40,000
Conversion of payables to
     equity ...................      --     --       2,652           --           --          --         --         2,652
Issuance of warrants ..........      --     --          --           --       28,263          --         --        28,263
Cumulative translation
     adjustment ...............      --     --          --           --           --      (6,747)        --        (6,747)
Issuance of stock and stock
     options under compensation
     agreements ...............      --     --       2,857           --           --          --       (750)        2,107
Dividend on Series A preferred
     stock ....................      --     --          --          (88)          --          --         --           (88)
Net loss ......................      --     --          --      (76,772)          --          --         --       (76,772)
                                    ---     --     -------     --------      -------     -------      -----      --------
Balance, December 31, 1998 ....     $--     $2     $77,414     $(80,660)     $28,263     $(6,747)     $(750)     $ 17,522
                                    ===     ==     =======     ========      =======     =======      =====      ========

        The accompanying notes are an integral part of these consolidated financial statements.

                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                        STATEMENTS OF COMPREHENSIVE LOSS
                                 (IN THOUSANDS)


                                                    1998         1997         1996
                                                  --------      -------      -----
Net loss ....................................     $(76,772)     $(3,492)     $(260)
Other comprehensive income, net of tax:
     Foreign currency translation adjustments       (6,747)           0          0
                                                  --------      -------      -----
Comprehensive loss ..........................     $(83,519)     $(3,492)     $(260)
                                                  ========      =======      =====

                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                           YEAR ENDED
                                                                                            --------------------------------------
                                                                                               1998          1997         1996
                                                                                            -----------  -----------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .................................................................................     $ (76,772)     $(3,492)     $  (260)
Adjustments to reconcile net loss to net cash
     Used by operating activities, net of the effects of acquisitions
         Depreciation and amortization ...................................................        11,069          818           --
         Asset impairment ................................................................         4,842           --           --
         Non cash interest expense .......................................................        23,052           --           --
         Non cash compensation expense ...................................................         2,107           --           --
         Minority interest ...............................................................          (903)
         Change in accounts receivable ...................................................        (6,148)         185           --
         Change in prepaid expenses and other assets .....................................         5,177         (624)         (34)
         Change in accounts payable and accrued expenses and other liabilities ...........        18,831          209           96
         Other ...........................................................................          (586)          --           --
                                                                                               ---------      -------      -------
                    Net cash used in operating activities ................................       (19,331)      (2,904)        (198)
                                                                                               ---------      -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Cash paid in connection with acquisitions, net of cash acquired .................      (107,832)      (1,230)          --
         Deposits paid in conjunction with new business alliances ........................        (2,854)                       --
         Change in notes receivable ......................................................            --        1,300       (1,300)
         Capital expenditures ............................................................        (8,822)        (771)          --
                                                                                               ---------      -------      -------
                    Net cash used in investing activities ................................      (119,508)        (701)      (1,300)
                                                                                               ---------      -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from Interim Loan ......................................................       114,700           --           --
         Sale of minority interest .......................................................         2,748           --           --
         Proceeds from shareholder loan ..................................................        12,028           --           --
         Proceeds from short-term borrowings .............................................         4,528           --           --
         Principal payments on short-term debt ...........................................        (4,528)        (262)          --
         Principal payments on obligations under capital leases ..........................        (3,849)         (70)          --
         Principal payments on notes payable - related parties ...........................          (540)          --           --
         Proceeds from issuance of notes payable - related parties .......................            --        1,556          500
         Exercise of stock options .......................................................           188           --           --
         Proceeds from issuance of preferred stock, net of offering expenses .............        20,966          997           --
         Proceeds from issuance of common stock, net of offering expenses ................           900           10        2,535
                                                                                               ---------      -------      -------
                    Net cash provided by financing activities ............................       147,141        2,231        3,035
                                                                                               ---------      -------      -------

Effect of exchange rate on cash and cash equivalents .....................................           534           --           --

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....................................         8,836       (1,374)       1,537

CASH AND CASH EQUIVALENTS, beginning of period ...........................................           179        1,553           16
                                                                                               ---------      -------      -------

CASH AND CASH EQUIVALENTS, end of period .................................................     $   9,015      $   179      $ 1,553
                                                                                               =========      =======      =======

CASH PAID DURING THE PERIOD FOR INTEREST .................................................     $     808      $    73      $    --
                                                                                               =========      =======      =======

CASH PAID DURING THE PERIOD FOR TAXES ....................................................     $      --      $    --      $    --
                                                                                               =========      =======      =======

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
          Conversion of note payable--related party and accrued interest for 230,627 shares
              of Series B Preferred Stock ................................................     $   1,236      $    --      $    --
                                                                                               ---------      =======      =======
          Stock issued for acquisitions ..................................................     $   8,162      $    --      $    --
                                                                                               ---------      =======      =======
              Conversion of note payable for 1,680,000 shares of common stock ............     $      --      $   420      $    --
                                                                                               =========      =======      =======
          Acquisition of property and equipment under capital lease ......................     $   8,403      $ 3,559      $    --
                                                                                               =========      =======      =======
          Stock issued under subscription receivable .....................................     $  32,500      $    --      $    --
                                                                                               =========      =======      =======
          Non-cash settlement of MBCP fee with the Company ...............................     $   2,652      $    --      $    --
                                                                                               =========      =======      =======
          Issuance of warrants in connection with Interim Loan ...........................     $  28,263      $    --      $    --
                                                                                               =========      =======      =======

        The accompanying notes are an integral part of these consolidated financial statements.

                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization

         WorldPort Communications, Inc. (together with its subsidiaries, the "Company"), previously known as Sage Resources, Inc., was organized as a Colorado corporation on January 6, 1989, to evaluate, structure and complete mergers with, or acquisitions of other entities. In October 1996, the Company changed its domicile to Delaware and changed to its current name. The Company is a rapidly growing facilities-based global telecommunications carrier offering voice, data and other telecommunications services to carriers, Internet service providers ("ISPs"), medium and large corporations and distributors and resellers. The Company has grown principally through acquisitions as described in
         Note 2.

         Financial Condition

         The Company is subject to various risks in connection with the operation of its business including, among other things, (i) changes in external competitive market factors, (ii) termination of certain operating agreements or inability to enter into additional operating agreements, (iii) inability to satisfy anticipated working capital or other cash requirements, (iv) changes in or developments under domestic or foreign laws, regulations, licensing requirements or telecommunications standards, (v) changes in the availability of transmission facilities, (vi) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market, (vii) various competitive factors that may prevent the Company from competing successfully in the marketplace, and
         (viii) the Company's lack of liquidity and its ability to raise additional capital. The Company has an accumulated deficit of approximately $80,660 as of December 31, 1998 as well as a working capital deficit of approximately $103,845 and expects to continue to incur operating losses in the near future. Funding of the Company's working capital deficit, current and future operating losses and expansion of the Company will require substantial continuing capital investment.

         The Company's strategy is to fund these cash requirements through debt facilities and additional equity financing. During 1998 the Company obtained the following financing:

         -        $120.0 million in interim financing (the "Interim Loan")
         - $13.5 million in connection with the sale of its Series B Convertible Preferred Stock
         - $ 40.0 million in connection with the sale of its Series C Convertible Preferred Stock (of which $32.5 million was received subsequent to year end)
         - $ 14.8 million from the sale of a 15% interest in its subsidiary EnerTel
         -        $ 1 million in connection with the sale of its common stock

         Additionally, the Company was able to convert approximately $1.2 million in notes payable to related parties into its Series B Convertible Preferred Stock. The Company also increased its lease financing facilities to provide up to $67 million in infrastructure financing, subject to certain terms and conditions.

         Although the Company has been able to arrange debt facilities or equity financing to date, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to the Company. Failure to obtain sufficient capital could materially affect the Company's operations and expansion strategies. As a result of the aforementioned factors and related uncertainties, there is substantial doubt about the Company's ability to continue as a going concern.

                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


         Consolidation

         The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

         Cash and Cash Equivalents

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand and all liquid investments with an original maturity of three months or less when purchased.

         Intangible Assets

         Goodwill represents the excess of the cost of the acquired businesses over the fair market value of their identifiable net assets. Other intangible assets primarily represent licenses, customer bases, and customer contracts. Amortization is provided using the straight-line method over the expected lives of the assets as follows:

                 Customer base               3-5 years
                 Customer contracts          3-5 years
                 Goodwill                  10-20 years
                 Licenses                     10 years

         Amortization expense for the years ended December 31, 1998, 1997, and 1996 was $3,989, $397, and $0, respectively. See Note 2 for further discussion.

         The Company periodically reviews its long-lived assets to determine if they have been other than temporarily impaired. See Note 3 for discussion of writedown of certain long-term assets. Following this writedown, management believes its long-lived assets are appropriately valued in the accompanying financial statements

         Revenue Recognition

         The Company recognizes revenues as services are provided. Payments received in advance are recorded as deferred revenues until such related services are provided.

         Concentration of Credit Risk

         The Company is subject to significant concentrations of credit risk, which consist primarily of trade

                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


         accounts receivable. The Company sells a significant portion of its services to other carriers and resellers and, consequently, maintains significant receivable balances with certain customers. If the financial condition and operations of these customers deteriorate below critical levels, the Company's operating results could be adversely affected. For the year ended December 31, 1998, one customer accounted for 15% of total company revenues. For the year ended December 31, 1997, three customers accounted for approximately 91% of total Company revenues.

         Net Loss Per Share

         The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share" in 1997. For all periods presented, basic and diluted earnings per share are the same as any dilutive securities had an antidilutive effect on earnings per share.

         Accounting for Stock-Based Compensation

         SFAS No. 123, "Accounting for Stock-Based Compensation", allows the Company to adopt either of two methods for accounting for stock options. The Company has elected to account for its stock-based compensation plans under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25"). In accordance with SFAS No. 123, certain pro forma disclosures are provided in Note 8.

         Foreign Currency

         The assets and liabilities of foreign subsidiaries are translated at year-end rates of exchange, and income statement items are translated at the average rates prevailing during the year. The resulting translation adjustment is recorded as a component of stockholders' equity. Exchange gains and losses on intercompany balances of a long-term investment nature are also recorded as a component of stockholders' equity. All other exchange gains and losses are recorded in income on a current basis.

         The Company does not currently use any derivative instruments to hedge its foreign currency exposure. Accordingly, the Company is not subject to any additional foreign currency market risk other than normal fluctuations in exchange rates.

         Comprehensive Income

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires the presentation of comprehensive income in an entity's financial statements. Comprehensive income represents all changes in equity of an entity during the reporting period, including net income and charges directly to equity which are excluded from net income (such as additional minimum pension liability changes, currency translation adjustments, unrealized gains and losses on available for sale securities, etc.). The Company adopted SFAS No. 130 during the year ended December 31, 1998.

         Certain Reclassifications

         Certain reclassifications have been made to amounts previously reported to conform to current period presentation.

                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


(2)      ACQUISITIONS

         1998 Acquisitions

         In April 1998, the Company acquired the telecommunications assets and operations of Intercontinental Exchange, Inc. ("ICX"), a licensed provider of international telecommunications services headquartered in the San Francisco Bay area, in exchange for 400,000 shares of the Company's common stock.

         In June 1998, the Company acquired EnerTel, which holds a national infrastructure license and operates a telecommunications network in The Netherlands for consideration of 186 million Dutch guilders (approximately $92 million) and the repayment of certain EnerTel indebtedness of approximately $17 million. Beginning in 1996, EnerTel deployed a nationwide backbone fiber optic network utilizing capacity leased from its consortium members in order to provide domestic and international long distance services to business and residential customers in The Netherlands. EnerTel operates a network backbone of approximately 19,000 fiber kilometers. Additionally, EnerTel has interconnection and service agreements or arrangements with KPN Telecom, Deutsche Telecom, Belgacom S.A., and Cable & Wireless, plc, that provide EnerTel with direct termination services in The Netherlands, Germany, Belgium, and the United Kingdom, respectively. On September 11, 1998, the Company sold a portion of the Bel 1600 division of EnerTel, which provided indirect access services to residential subscribers, for approximately $2.8 million (the net carrying value of the assets) as part of a strategic repositioning of EnerTel to serve carriers, ISPs and other high volume customers. On October 21, 1998, the Company entered into an agreement to sell a 15% interest in WorldPort Europe, the parent of EnerTel. The transaction closed on November 20, 1998 for consideration of a cash infusion comprising $2.8 million in equity and a $12.0 million shareholder loan. See Note 5 for further discussion on debt and capital lease obligations. The new minority shareholders in WorldPort Europe are three major regional Dutch utility and telecommunications services companies who were former shareholders of EnerTel.

         In August 1998, the Company acquired the assets and operations of International InterConnect, Inc. ("IIC"), a provider of international long distance and private line services primarily to Latin America. The purchase consideration was 916,520 shares of the Company's common stock (of which 38,500 are held in escrow) and $750.

         Each acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the underlying assets purchased and liabilities assumed based on their estimated fair market values at acquisition date. In the fourth quarter of 1998, a comprehensive independent appraisal of the assets acquired from EnerTel was completed. Certain adjustments were made to the initial purchase price allocation to reflect the results of this appraisal.

         The following table summarizes the net assets purchased in connection with the acquisitions and the amount attributable to goodwill (in thousands):

                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                      IIC             EnerTel            ICX
                                                                      ---             -------            ---
                 Working capital                                    $    629          $    (541)       $  (221)
                 Property, plant, and equipment                          243             78,975            169
                 Other assets                                            209                930             28
                 Non-current liabilities                              (2,785)           (19,221)           (39)
                 Customer base                                         7,442              2,500            635
                 License                                                  --             19,000             --
                 Goodwill                                              2,785             35,142             --

         The preliminary estimate of net assets acquired represents management's best estimate based on currently available information; however, such estimate may be revised up to one year from the acquisition date.

         1997 Acquisitions

         On June 20, 1997, the Company completed the acquisition of substantially all of the telecommunications assets and operations of Telenational Communications Limited Partnership ("TNC") , a reseller of international switched and private line services in exchange for (i) 3,750,000 shares of the Company's common stock and (ii) the assumption by the Company of certain working capital obligations and indebtedness of TNC up to a maximum of $4.6 million.

         On July 3, 1997, the Company acquired Wallace Wade Corporation ("WWC"), a telecommunications marketing consulting firm in exchange for: (i) 1,200,000 shares of the Company's common stock, (ii) $75 cash and (iii) a promissory note in the amount of $175. See Note 6 for further discussion.

         Both acquisitions were accounted for using the purchase method of accounting and are subject to certain purchase price adjustments as discussed above. The allocation of purchase price to the assets acquired and liabilities assumed in the transaction were assigned and recorded based on their fair values.

         The fair value of assets acquired and liabilities assumed in connection with the 1997 Acquisitions is summarized as follows:

                                                                                       TNC            WWC
                                                                                       ---            ---
                  Working capital                                                   $ (3,169)       $  (15)
                  Property and equipment                                               1,121             3
                  Other long-term assets                                                 189             -
                  Contracts                                                               --         1,313
                  Goodwill                                                             5,850            --

         Pro Forma

         The unaudited pro forma consolidated results of operations of the Company, as though the 1998 and 1997 Acquisitions took place on January 1, 1997, are as follows:

                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                                  December 31,
                                                                        -----------------------------
                                                                           1998               1997
                                                                        ----------         ----------
                  Revenues                                              $   40,561          $   14,752
                                                                        ==========          =========

                  Net loss                                              $  (89,495)         $  (65,099)
                                                                        ==========          ==========

                  Net loss per share, basic and diluted                 $    (4.96)         $    (3.90)
                                                                        ==========          ==========

         The pro forma financial information does not purport to represent what the consolidated results of operations would have been if the acquisitions had in fact occurred on these dates, nor does it purport to indicate the Company's future consolidated financial position or future consolidated results of operations. The pro forma adjustments are based on currently available information and certain assumptions that the Company's management believes to be reasonable.

(3)      ASSET IMPAIRMENT

         Following its acquisition of EnerTel, the Company shifted its focus to becoming a facilities-based global telecommunications carrier with an emphasis on European operations. In connection with this shift in strategy and the resulting changes in asset deployment, management conducted a comprehensive evaluation of its existing assets to determine whether they were impaired under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." ("SFAS No. 121"). As a result of this evaluation, management determined that assets acquired in 1997 from WWC were impaired as defined by SFAS No. 121. A charge of approximately $898 was recorded to reduce these assets (principally goodwill) to their net realizable value. In addition, the Company determined that certain switching and other network equipment it previously operated would no longer be utilized following the EnerTel acquisition. A charge of approximately $3,944 was recorded to write this equipment down to its net realizable value.

(4)      PROPERTY AND EQUIPMENT

         Property and equipment are carried at cost. Expenditures for additions, improvements and renewals, which add significant value to the asset or extend the life of the asset, are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. The Company provides for depreciation of property and equipment using the straight-line method based on the estimated useful lives of the assets ranging from three to twenty years.

         Following is a summary of property and equipment at December 31, 1998 and 1997:

                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)




                                                                        1998           1997
                                                                        ----           ----
                 Switching and network equipment                      $  87,792      $  1,280
                 Work-in progress                                         9,643         3,561
                 Leasehold improvements                                     453           318
                 Office and computer equipment                              737           159
                 Furniture, fixtures and other                              321           135
                                                                      ---------      --------
                       Total property and equipment                      98,946         5,453
                 Less: accumulated depreciation and amortization         (7,720)         (421)
                                                                      ---------      --------
                       Property and equipment, net                    $  91,226      $  5,032
                                                                      =========      ========

         Depreciation expense charged to operations was $7,080, $421 and $0 for the years ended December 31, 1998, 1997, and 1996, respectively.


(5)      DEBT AND CAPITAL LEASE OBLIGATIONS

         The Company's current and long-term debt as of December 31, 1998 and 1997 consists of the following:


                                                                                           1998            1997
                                                                                           ----            ----
         Interim Loan, due June 23, 1999, secured, variable interest rate, net of
         unamortized discounts of $17,075                                                 $ 110,926       $    --
         Note payable affiliate, due December 31, 1997, secured, 10% interest rate               --         1,731

         EnerTel Minority Shareholder loan, due ten years after the repayment of the
         Interim Loan, variable interest rate                                                12,028            --
                                                                                          ---------       -------
                                Total                                                       122,954         1,731
         Less current portion                                                              (110,926)         (540)
                                                                                          ---------       -------
         Long-term, net of current portion                                                $  12,028       $ 1,191
                                                                                          ---------       -------

         To finance the EnerTel acquisition, the Company entered into a $120 million Interim Loan Facility with a consortium of lenders effective June 23, 1998, the terms of which also included the issuance of warrants. As of December 31, 1998 Interim Loan holders, in aggregate, have received warrants exercisable for 4,069,904 shares of common stock at a price per share of $0.01. In addition to the warrants which the Interim Loan holders had received as of December 31, 1998, such holders are entitled to receive additional warrants on the date the Interim Loan is repaid in full, so that all warrants issued to such holders represent 11% of the Company's fully-diluted outstanding Common Stock on the date of such repayment. As of December 31, 1998, the warrants were valued at an aggregate of $28,263 and this amount is reflected as a reduction in the principal amount of the notes. This amount is being amortized to interest expense over the life of the loan (1 year). The Interim Loan, which matures on June 23, 1999, includes certain negative and affirmative covenants and is secured by a lien on substantially all of the assets of the Company and certain of its subsidiaries and a pledge of the capital stock of certain of the Company's subsidiaries. The Interim Loan bears interest at LIBOR (as defined in the credit agreement related to the Interim Loan) plus 6% per annum increasing by 0.5% per annum at the end of each period of three consecutive months after June 23, 1998; provided, that such interest rate shall not exceed 16% per annum if paid in cash or 18% per annum if capitalized.

                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


         In September 1997, the Company entered into an arrangement with MBCP (see Note 8) whereby MBCP would arrange for the Company to borrow from MBCP and certain of its affiliated entities under certain promissory notes (the "Bridge Notes"). The Bridge Notes bore interest at 10% per annum. During 1998, $1,191 of the Bridge Notes and accrued interest were converted into 230,627 shares of the Company's Series B Convertible Preferred Stock. The remaining Bridge Notes were repaid in cash.

         On October 20, 1998, the Company entered into a loan agreement with the purchasers of a minority interest in EnerTel in the principal amount of approximately $12,028 (the "Minority Shareholder Loan). The Minority Shareholder Loan bears interest at the LIBOR rate plus 6.5% per annum, increasing by 0.5% per annum every three months until the Interim Loan is repaid (as of December 31, 1998, the Minority Shareholder Loan bore interest at 12.7% per annum). After the repayment of the Interim Loan, the Minority Shareholder Loan shall bear interest equal to the LIBOR rate plus 0.5% per annum. The interest payable during the first five years after the repayment of the Interim Loan shall accrue and be payable at maturity. The interest payable during the second five years after repayment of the Interim Loan shall be payable semi-annually in arrears. The Minority Shareholder Loan is secured by a pledge of 15% of the shares of EnerTel N.V., which pledge shall be released upon the repayment of the Interim Loan. The Minority Shareholder Loan matures 10 years after the repayment of the Interim Loan.

         The carrying value of the aforementioned debt (before unamortized discount) approximates market value.

         Vendor Financing

         As of December 31, 1998, the Company had four credit facilities with vendors under which it could borrow up to $67 million bearing interest at rates between 7.5% and 13%, subject to meeting certain financial criteria. These facilities have 3-10 year terms and in some cases offer purchase provisions at the end of the term ranging from one dollar to fair market value. The Company has approximately $19,060 outstanding under these facilities at December 31, 1998 which are recorded as capital leases (Note 6). These facilities are secured by the equipment and contain certain restrictive covenants.

         Additional Financing

         In conjunction with unsuccessful financing activities and acquisitions, the Company incurred $4,373 in costs which have been recorded as a charge against income in Other Expenses in the accompanying statement of operations.


(6)      COMMITMENTS AND CONTINGENCIES

         Service Commitments

         The Company has entered into various agreements to purchase services from various telecommunications carriers. The following table summarizes the Company's minimum commitments under these agreements (in thousands):

                 Year Ending December 31
                 -----------------------
                 1999                             $      8,650
                 2000                                   10,952
                 2001                                    6,000
                 2002                                    6,000
                 2003                                    8,000
                                                  ------------
                    Total                         $     39,602
                                                  ============

                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



         Capacity Commitments

         The Company has entered into agreements with a vendor for the purchase of STM-1's of capacity on the AC-1 cable system or STM-1 level capacity on additional undersea cable systems under development by this vendor. In 1998, the Company made a deposit of $2 million with this vendor which will be applied against the Company's aggregate $66 million commitment over the next 3 years under this agreement.

         The Company has entered into agreements with a vendor for the construction, turn-key installation, in-country technical support and maintenance of DMS-GSP switches to be installed worldwide. The Company has an aggregate $20 million commitment over the next three years (of which approximately $10.2 million has been spent to date).

         Leases

         The Company and its subsidiaries lease office and network facilities under various noncancelable operating and capital lease agreements. Future minimum commitments under the leases as of December 31, 1998 are as follows:


               Year Ending December 31                                 Operating       Capital
               -----------------------                                 ---------       -------
               1999                                                    $     7,196     $   4,188
               2000                                                          7,498         4,188
               2001                                                          4,391         2,918
               2002                                                          3,653         2,043
               2003 and thereafter                                           4,197        12,868
                                                                       -----------     ---------
               Minimum future lease payments                           $    26,935        26,205
                                                                       ===========
               Less portion related to interest                                           (6,035)
                                                                                       ---------
               Present value of future minimum lease obligations                          20,170
               Less current portion                                                       (2,631)
                                                                                       ---------
               Non-current portion                                                     $  17,539
                                                                                       =========

         Total rental expense for operating leases for the years ended December 31, 1998, 1997, and 1996 was $1,272, $90 and $0, respectively.


         Legal

         The Company and WorldPort Communications Europe, B.V., one of its European subsidiaries ("WorldPort Europe"), are defendants in litigation filed in the Sub-District and District courts of The Hague, located in Rotterdam, Netherlands. The cases, filed in January and February, 1999, by Mr. Bahman Zolfagharpour, allege that the Company breached agreements with Mr. Zolfagharpour in connection with its purchase of MathComp B.V. (now WorldPort Europe) from Mr. Zolfagharpour, its subsequent purchase of EnerTel, and Mr. Zolfagharpour's employment agreement with the WorldPort Europe. The litigation seeks

                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



         dissolution of the employment agreement and the non-competition clause of the agreement, damages in an amount exceeding $20 million, and the award of 2,500,000 shares of the Company's common stock to Mr. Zolfagharpour. The Company believes that the litigation is wholly without merit and intends to defend the case vigorously.


         On June 2, 1998 the Company initiated an arbitration proceeding against John W. Dalton ("Dalton"), a former director, and its former President and Chief Executive Officer. In that proceeding, the Company is seeking the rescission and cancellation of 1.2 million shares of Common Stock that were issued to Dalton in connection with the acquisition of a company formerly owned by Dalton. In the same proceeding, Dalton is asserting claims against the Company, Maroon Bells Capital Partners, Inc. ("MBCP"), Paul A. Moore (the Company's current Chairman and Chief Executive Officer), Phillip S. Magiera (a director and the Company's Chief Financial Officer and Secretary), Dan Wickersham (the Company's former President and Chief Operating Officer) and Theodore H. Swindells (a principal of MBCP). Dalton's employment was terminated by notice dated April 6, 1998. Dalton alleges, among other things that those parties engaged in breach of contract, tortious interference and breach of fiduciary duty in connection with the termination of Dalton's employment contract. Dalton had previously asserted these claims in a lawsuit filed in Texas state court. However, based on a motion the Company filed, that proceeding was dismissed by the Texas court in favor of arbitration. The Company plans to prosecute its claims against Dalton vigorously and to vigorously defend against the claims asserted by Dalton.

         In addition to the aforementioned claims, the Company is involved in various other lawsuits or claims arising in the normal course of business. In the opinion of management, none of these lawsuits or claims will have a material adverse effect on the consolidated financial position or results of operations of the Company.


(7)      STOCKHOLDERS' EQUITY

         The Company is authorized to issue 65,000,000 shares of Common Stock, $.0001 par value per share and 10,000,000 shares of Preferred Stock, $.0001 par value per share.

         Common Stock

         In March 1997, the Company completed a private placement offering of 3,333,333 shares of common stock for net proceeds of $2,388. In April 1998, the Company sold 180,000 shares for net proceeds of $900.

         Series A Preferred Stock

         The Company has designated 750,000 shares of its preferred stock to be Series A Preferred Stock ("Series A") with a par value of $0.0001 and a stated value of $2.25. The Series A is cumulative and bears dividends at the rate of 8% per annum, payable in cash or shares of the Company's common stock at the option of the Company. The Series A is convertible at any time, at the option of the holder, and will be mandatorily converted upon the occurrence of certain events, into an equal number of shares of the Company's common stock and such holders have the same voting rights as those of the common stock. In 1997, the Company issued 493,889 shares of Series A Preferred Stock for total net proceeds of $997.

         Series B Preferred Stock Offering

         The Company has designated 3,000,000 shares of its preferred stock to be Series B Preferred Stock

                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


         ("Series B") with a par value of $0.0001 and a stated value of $5.36. The Series B is non-cumulative and bears dividends at the rate of 7% per annum, payable in cash or shares of the Company's common stock at the option of the Company. The Series B is convertible at any time, at the option of the holder, and will be mandatorily converted upon the occurrence of certain events, at a rate of 4 shares of common stock for each share of preferred stock. Holders of Series B have voting rights equal to 40 votes per share on all matters submitted to a vote of the stockholders of the Company.

         During the first half of 1998, the Company received approximately $12.4 million in cash proceeds from the sale of the Series B Convertible Preferred Stock and converted approximately $1.2 million of Bridge Notes and accrued interest into the Series B Convertible Preferred Stock in exchange for 2,539,345 shares of the Company's Series B Convertible Preferred Stock.

         Series C Preferred Stock

         The Company has designated 1,450,000 shares of its preferred stock to be Series C Preferred Stock ("Series C") with a par value of $0.0001 per share and a stated value of $35.31 per share. The Series C is non-cumulative and bears dividends at the rate of 7% per annum, payable in cash or shares of the Company's common stock at the option of the Company. The Series C is convertible at any time, at the option of the holder, and will be mandatorily converted upon the occurrence of certain events, into 10.865 shares of the Company's common stock for each share of Series C stock. Holders of Series C have voting rights equal to 40 votes per share on all matters submitted to a vote of the stockholders of the Company.


         In December 1998, the Company entered into a Series C Preferred Stock Purchase Agreement (the "Purchase Agreement") with an investor, pursuant to which the investor acquired 212,405 shares of Series C for an aggregate purchase price of $7,500. Pursuant to the Purchase Agreement, the investor also (i) committed to acquire an additional 920,419 shares of Series C for an aggregate purchase price of $32,500 and (ii) received an option to acquire up to 283,206 shares of Series C for an aggregate purchase price of $10,000. This option expires upon the repayment or refinancing of the Interim Loan. The investor's commitment to acquire the additional 920,419 shares was subject to customary conditions, including regulatory approvals, which were obtained in January 1999. The investor acquired such shares in January 1999.

         As a holder of the Series C Stock, the investor is entitled to vote on all matters submitted to a vote of the stockholders of the Company, voting together with the holders of Common Stock as a single class. In addition to the votes that the investor obtained through its stock purchase, the investor has also obtained certain additional rights. Those rights include, with respect to the Common Stock issued upon conversion or exercise of the Series C Stock, certain demand and piggyback registration rights.

         Pursuant to the Purchase Agreement, on December 31, 1998, the Company increased the size of its Board of Directors to eight members and appointed four individuals designated by the investor to serve as directors. WorldPort has also agreed to cause the investor's designees to comprise at least one-half of the boards of directors of each of its subsidiaries. In addition, WorldPort amended its Bylaws to provide that at least one of the investor's designees and, except in certain limited situations, one of the directors who was not designated by the investor must approve any action put before the Board of Directors in order for such to be properly approved by the Board of Directors.

         Additionally, in connection with the investor's purchase of Series C Stock, on December 31, 1998, the investor, the Company, and its Chairman and Chief Executive Officer, its Chief Financial Officer, the remaining MBCP stockholder, and MBCP (collectively, the "Stockholders") also entered into a

                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


         Shareholder Agreement. Pursuant to the Shareholder Agreement, the Stockholders (i) agreed not to vote certain of their shares of capital stock of the Company in favor of certain financing proposals or other items without the investor's consent and (ii) granted to the investor a proxy with respect to such capital stock for the investor's use in limited matters. Pursuant to the Shareholder Agreement, the investor and the Stockholders have also agreed to certain restrictions on the transfer of certain of their shares of the Company's capital stock.

         Long-term Incentive Plan

         The Company adopted an incentive stock option plan for employees and consultants in September 1996. The Company has reserved 7,500,000 shares of common stock for issuance pursuant to the plan. As of December 31, 1998, there were 5,751,000 outstanding options under the plan at exercise prices ranging from $0.08 to $14.19 per share which vest over a period ranging from one to three years. Options granted to consultants are valued using the Black-Scholes models and recorded as compensation expense over the period of service to which they related. Such amounts were not material for any of the periods presented.

         Stock Options

         A summary of the status of the Company's stock option plan at December 31, 1998 is as follows (in thousands):



                                                                   Shares         Weighted Average Price
                                                                  -------         ----------------------
         Outstanding at December 31, 1996                              75                $ 0.08
         Granted                                                    1,100                  1.74
         Forfeited                                                   (250)                 1.25
                                                                  -------
         Outstanding at December 31, 1997                             925                  1.27
         Granted                                                    5,216                  7.53
         Exercised                                                    (92)                 2.06
         Forfeited                                                   (298)                 1.81
                                                                  -------
         Outstanding at December 31, 1998                           5,751                  6.91
                                                                  -------

         The remaining weighted average contractual life of the options outstanding at December 31, 1998 is 9.4 years and the weighted average price of the 3,151,667 exercisable options at December 31, 1998 is $6.62.


         The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives of options issued by year:

                                                               Weighted
                                                               Average
                                                              Remaining                                   Weighted
                                                             Contractual     Weighted     Exercisable      Average
              Year            Range of      Outstanding as       Life        Exercise        As of        Exercise
            Granted       Exercise prices      of 12/31       (in years)       Price         12/31          Price
            -------       ---------------     -----------     ----------       -----       --------         -----
              1996        $0.08                  75,000           7.78          $0.08         75,000        $0.08
              1997        $0.75 - $2.25         850,000           8.50          $1.22        511,667        $1.17
              1998        $1.00 - $14.19      4,826,000           9.44          $7.53      2,565,000        $7.77

                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


         Had compensation cost for stock options been determined under SFAS No. 123, the Company's net loss and net loss per share would have been the following pro forma amounts:

                                                                     Year ended December 31,
                                                       -------------------------------------------------
                                                          1998                1997                1996
                                                       -------             -------               ------
                 Net loss
                      As reported                      $(76,772)           $(3,492)              $(260)
                      Pro forma                         (90,072)            (3,731)               (314)

                 Net loss per share
                      As reported                         (4.47)             (0.26)              (0.11)
                      Pro forma                           (5.25)             (0.28)              (0.13)

         Under SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants in 1998, 1997 and 1996, respectively: risk-free interest rates of 5.3%, 6.8%, and 6.7%; dividend rates of $0; expected lives of 10 years; expected volatility of 77.4% for 1998 and 58.1% respectively, for 1997, and 1996.

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

         Employee Benefit Plan

         The Company's subsidiary, EnerTel, is required by Dutch law to contribute a certain percentage of its employees' salary, based on the employees' ages, to a fund managed by a third-party for retirement purposes. The Company has no obligation other than to make the contributions as defined by the law. The Company recorded compensation expense of approximately $500 related to contributions made from acquisition through December 31, 1998.

(8)      RELATED PARTY TRANSACTIONS

         Advisory Agreements

         On March 7, 1997, the Company and Maroon Bells Capital Partners ("MBCP") entered into a twelve month advisory agreement for services to be rendered in conjunction with potential acquisitions and financings. On February 4, 1998, the Company amended the Advisory Agreement with MBCP to ensure the continuity of services during its expansion phase by renewing the Advisory Agreement for an additional twenty-four months with an expiration of March 7, 2000. Under terms of the amendment, the Company agreed to grant MBCP five-year options to purchase 250,000 shares of the Company's common stock at an exercise price of $2.00 per share. At the time of grant, the options were valued in accordance with SFAS No. 123 and the related amount, $1,045, is recorded as a component of selling, general and administrative expense in the accompanying statement of operations. All other transactions with MBCP were not material.

                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


         The Advisory Agreement was terminated on December 31, 1998 pursuant to a termination agreement between the Company and MBCP. Under the termination agreement, the Company paid to MBCP $200, agreed to issue to MBCP shares of a new series of its preferred Stock with an aggregate liquidation value of $1.0 million, and assigned to MBCP promissory notes receivable from Messrs. Moore, Magiera and Swindells, which notes had an aggregate amount outstanding of $1.6 million (including accrued interest). Such payments reflected payment in full for all services rendered, expenses incurred and retainer payments owing to MBCP in 1998. The accompanying balance sheet reflects the impact of this settlement.

         Series B Convertible Preferred Stock Purchase

         In March 1998, Anderlit, Ltd., a privately-owned investment fund ("Anderlit"), purchased 746,269 shares of the Company's Series B Convertible Preferred Stock for an aggregate purchase price of $4,000. Anderlit is an investment fund investing in a portfolio of emerging telecommunications companies. The Company's Chief Executive Officer and Chief Financial Officer are investors in Anderlit and the Company's Chief Executive Officer has received from Anderlit an irrevocable proxy to vote all of the Company's Series B Preferred Stock owned by Anderlit.

         Affiliated Sales

         As discussed in Note 2, the Company divested itself of its Bel 1600 unit. The Company holds a minority interest (20%) in the company to which these assets were transferred. During 1998, the Company had sales of approximately $4.3 million to this new entity. In management's opinion, these sales are at market rates.

         Other Related Party Transactions



         A director of the Company, is a partner at a law firm which provides the principal on-going legal services to the Company.



(9)      TAXES

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows:


                                                                                   DECEMBER 31,
                                                                            1998              1997
                                                                       ------------       -----------
                    Deferred tax assets and (liabilities) -
                      Net operating loss carryforwards                 $     41,529        $    1,293
                      Interim Loan Warrants                                 (20,175)               --
                      Intangible assets                                      (1,903)              (51)
                      Other                                                   1,736                49
                                                                       ------------       -----------
                              Total deferred tax assets                      21,187             1,291
                      Less: Valuation allowance                            (31,497)            (1,291)
                                                                       ------------       -----------
                              Net deferred tax liability               $   (10,310)       $        --
                                                                       ============       ===========

                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


         The Company has incurred losses since inception. As the Company is unable to conclude that it is more likely than not that it will be able to realize the benefit of its deferred tax assets, it has provided a full valuation allowance against the net amount of such assets. The deferred tax liability at December 31, 1998 represents net deferred tax liabilities in those jurisdictions in which net operating loss carryforwards and other deferred tax assets are insufficient to fully offset deferred tax liabilities.

         At December 31, 1998, the Company had net operating loss carryforwards of approximately $50 million for U.S. income tax purposes and approximately $78 million for foreign tax purposes. The U.S. carryforwards primarily expire in 2018. The foreign carryforwards do not expire.

         Section 382 of the Internal Revenue Code limits the utilization of net operating loss carryforwards when there are changes in ownership greater than 50%, as defined. The Company has not yet made a determination of whether a change in control under Section 382 has occurred. If such a change has occurred, the timing of the Company's utilization of its U.S. NOL carryforwards could be impacted.

         A reconciliation from the federal statutory rate to the Company's effective tax rate is as follows:

                                                        1998          1997            1996
                                                        ----          ----            ----

                    Federal statutory rate              (34)%         (34)%           (34)%
                    Amortization of goodwill              5             0               0
                    State taxes                          (4)           (4)             (4)
                    Other                                (2)            0               0
                    Valuation Allowance                  35            38              38
                                                        ---           ---             ---
                    Total                                 0%            0%              0%
                                                        ===           ===             ===

(10)     SEGMENT REPORTING

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires the reporting of profit and loss, specific revenue and expense items and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to the corresponding amounts in the general purpose financial statements. The Company adopted SFAS No. 131 during the year ended December 31, 1998.

         The Company views itself as participating in one business segment-- facilities-based global telecommunications carrier. Its operations can be viewed as European and North American. Intersegment revenues are not material. Financial data by geographic area for 1998 are as follows:

                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                  European       North American         Total
                                                  --------       --------------         -----
         Revenues                                 $ 18,307          $ 10,284         $ 28,591
         Depreciation and amortization               8,311             7,599           15,911
         Operating loss                            (20,675)          (26,979)         (47,654)
         Interest expense, net                     (23,928)             (642)         (24,570)
         Net loss                                  (43,699)          (33,073)         (76,772)

         Total assets                              158,088            62,367          220,455
         Capital expenditures                        5,339             3,483            8,822
         Intangible assets                          49,896            15,145           65,041

         Prior to 1998, all operations were North American based.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Upon recommendation of the Audit Committee of our Board of Directors and upon approval of such recommendation by our Board of Directors, we replaced Schumacher & Associates, Inc. ("Schumacher") as our independent public accounting firm on June 30, 1997. Effective July 1, 1997, we engaged Arthur Andersen LLP as our independent public accountants. The prior accountant's report of Schumacher on our financial statements for the years ended December 31, 1996 and 1995, respectively, and for the period from January 6, 1989 (date of inception) to December 31, 1996 was not qualified or modified in any manner and contained no disclaimer of opinion or adverse opinion. No disagreements exist between us and Schumacher on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure related to our financial statements for the years ended December 31, 1996 and 1995, respectively, and for the period from January 6, 1989 (date of inception) to December 31, 1996 or for the interim period beginning January 1, 1997 through June 30, 1997, the date of replacement.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth our directors and executive officers and their ages as of December 31, 1998:

        NAME                                    AGE                                  POSITION
        ----                                    ---                                  --------
Paul A. Moore..............................     43     Chairman of the Board of Directors and Chief Executive Officer

Phillip S. Magiera.........................     44     Chief Financial Officer and Director

Daniel G. Lazarek..........................     33     Executive Vice President

Stephen Courter............................     44     Regional Vice President--Europe

David Hickey...............................     38     General Manager--Europe

Donald C. Hilbert, Jr......................     38     Controller

Michael E. Heisley, Sr.....................     61     Director

Stanley H. Meadows.........................     54     Director

Emily Heisley Stoeckel.....................     35     Director

Larry W. Gies..............................     57     Director

Peter A. Howley............................     58     Director

Robert L. McCann...........................     51     Director

         PAUL A. MOORE has been our Chairman of the Board of Directors and Chief Executive Officer since January 1998. From June 1996 to January 1998, Mr. Moore provided us with advisory services. Since 1993, Mr. Moore has been a Principal of MBCP, an international merchant banking firm which invests in, and provides corporate finance and advisory services to, emerging companies in the telecommunications industry. Mr. Moore has over 15 years experience in mergers, acquisitions and investments in the telecommunications industry. For eight years prior to co-founding MBCP, Mr. Moore was President of Anderson Pacific, a private firm specializing in telecommunications industry investments. Prior to that, Mr. Moore served in various operational capacities, including Director of Franchising and Vice President of New Business Development for Centel.

         PHILLIP S. MAGIERA has been our Chief Financial Officer since January 1998 and a member of our Board of Directors since February 1997. From June 1996 to January 1998, Mr. Magiera provided us with advisory services. In addition, Mr. Magiera has been a Principal of MBCP since October 1995. Mr. Magiera, founder of Applied Telecommunications Technologies, Inc. ("ATTI"), was the President of ATTI from August 1991 until October 1995. For ATTI, he managed $111 million of investments in over 35 emerging telecommunications services providers and manufacturers involved in technologies such as cellular service, competitive access and Internet access. Prior to founding ATTI, Mr. Magiera served as Vice President of Fidelity Ventures, Inc., a wholly-owned subsidiary of Fidelity Investments, where he originated and managed investments in telecommunications and financial service companies.

         DANIEL G. LAZAREK has been our Executive Vice President since March, 1998. From October 1994 to January 1998, Mr. Lazarek served as Vice President, Sales and Service for Citizens Communications. From July 1987 to September 1994, Mr. Lazarek served in various sales and management positions for Frontier Corporation, a major long distance reseller, most recently as Marketing and Business Development Director--U.S. Telephone Operations.

         STEPHEN COURTER joined us in June 1998 as Regional Vice President--Europe. From December 1995 to June 1998 Mr. Courter served as Vice President--Finance for Global One. At Global One, Mr. Courter managed financial operations in 20 European countries and managed a staff of over 100. From July 1991 to November 1995, he served as Director of International Finance for Sprint International, where he supervised a worldwide staff of over 50 financial managers and technicians. From August 1987 to July 1991, Mr. Courter served as Director of Finance and Network Systems for Telenet. Prior to that he served as Finance Manager for IBM Corporation.

         DAVID HICKEY joined us in June 1998 as General Manager--Europe. From 1986 to June 1998 Mr. Hickey served as a telecommunications consultant and founding director of Datanet, an independent international telecommunications consulting firm based in Ireland advising corporate clients, including us, carriers and government agencies.

         DONALD C. HILBERT, JR. joined us in May 1998 as Controller. From April 1992 to May 1998, Mr. Hilbert served as a Senior Manager - Mergers and Acquisitions for BellSouth Corporation. From May 1984 to April 1992, Mr. Hilbert served as a certified public accountant with Arthur Andersen & Co.

         MICHAEL E. HEISLEY, SR. has been a member of our Board of Directors since December 31, 1998. Mr. Heisley has been the Manager and President of Heico since its formation in 1988 and also serves as the Chief Executive Officer of various of Heico's subsidiaries. Mr. Heisley is a director of Robertson-Ceco Corporation and Tom's Foods Inc.

         STANLEY H. MEADOWS has been a member of our Board of Directors since December 31, 1998. Mr. Meadows has been General Counsel of Heico since February 1998 and is a partner at the law firm of McDermott, Will & Emery, where he has practiced since 1970. Mr. Meadows is a director of Robertson-Ceco Corporation and Tom's Foods, Inc.

         EMILY HEISLEY STOECKEL has been a member of our Board of Directors since December 31, 1998. Since 1995, Ms. Stoeckel has been Managing Director of Heico Acquisitions, Inc., where she served as Vice President from 1992 to 1995. Ms. Stoeckel is also a director of Tom's Foods, Inc.

         LARRY W. GIES has been a member of our Board of Directors since December 31, 1998. Mr. Gies has been the Executive Vice President, Chief Financial Officer and Secretary of Heico since March 31, 1997. Mr. Gies also has served as an executive officer of various of Heico's subsidiaries, including Heico Holding, Inc., since June 1989, and Pettibone, L.L.C. and its subsidiaries, since March 31, 1997.

         PETER A. HOWLEY has been a member of our Board of Directors since August 1997. From May, 1994 to the present, Mr. Howley has been a private investor, advisor and a board member of several early stage companies. From 1985 until April 1994, Mr. Howley served as Chairman, Chief Executive Officer and President of Centex Telemanagement, Inc., a U.S. company specializing in the outsourcing of telecommunications management for small to medium-sized businesses. Mr. Howley also currently serves on the boards of FaxSAV Corporation, and Exodus Communications, Inc. Mr. Howley has served on the NASDAQ Corporate Advisory Board and the American Business Conference.

         ROBERT L. MCCANN has been a member of our Board of Directors since June 1998. Mr. McCann is a Senior Vice President of ACNielsen Company where he has served since February 1994 and where he is responsible for corporate direction, acquisitions, alliances and industry analysis. Mr. McCann also retains overall global responsibility for the management of ACNielsen's largest client partnership with the Phillip Morris Company and subsidiaries, Kraft Foods and Miller Brewing. Prior to joining ACNielsen, from November 1989 to January 1994, Mr. McCann was a division president with Information Resources Inc. and earlier worked at SAMI/Burke, a subsidiary of Time, Inc. Mr. McCann's previous work includes experience as a Partner with Booz Allen & Hamilton.

DIRECTORS - TERM OF OFFICE

         Each member of our Board of Directors is elected annually. All officers serve at the pleasure of the Board of Directors. There are no family relationships among any of our directors or officers, except that Emily Heisley Stoeckel, a director, is the daughter of Michael E. Heisley, Sr., a director. In addition, Messrs. Heisley, Meadows and Gies, and Ms. Stoeckel, have an interest in, or are employed by, Heico, one of our principal stockholders.

BOARD COMMITTEES

         Our Board of Directors has established three standing committees: the Audit Committee, the Compensation Committee and the Executive Committee. The Audit Committee selects our auditors and oversees the review and auditing of our financial performance. The Compensation Committee reviews the compensation paid by us to our key executives to ensure that such compensation is appropriate given such executive's duties, responsibilities and contributions to us. The Executive Committee has the authority to take all actions which the Board of Directors as a whole would be able to take, except as limited by applicable law. Messrs. Gies, McCann and Magiera currently comprise the Audit Committee, Messrs. McCann and Meadows currently comprise the Compensation Committee and Messrs. Moore and Meadows currently comprise the Executive Committee.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that certain of our officers, our directors, and persons who own more than ten percent of our outstanding stock, file reports of ownership and changes in ownership with the Securities and Exchange Commission. During 1998, to our knowledge, all Section 16(a) filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were complied with, except that (A) Mr. Moore did not timely report (i) the December 1998 sale, by MBCP, of 150,000 shares of Common Stock at a sales price of $1.34 per share,
(ii) the distribution on December 31, 1998, by MBCP, of 125,000 shares of Common Stock to Mr. Magiera as a bonus for services rendered to MBCP, or (iii) Mr. Moore's gift, in December 1998, of 6,700 shares of Common Stock to a charity and
(B) Mr. Magiera did not timely report his receipt, on December 31, 1998, of 125,000 shares of Common Stock, as a bonus for services rendered to MBCP.

ITEM 11.  EXECUTIVE COMPENSATION


         The following summary compensation table sets forth information concerning cash and non-cash compensation we paid during the fiscal years ended December 31, 1996, 1997 and 1998 to our Chief Executive Officer and certain other executive officers (the "Named Executive Officers"). None of our other executive officers received compensation for services in all capacities to our company in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                          Long-Term Compensation
                                                                                     ---------------------------------
                                                  Annual Compensation                             Awards
                                 -----------------------------------------------                  ------
                                                                         Other                           Securities
                                                                        Annual          Restricted       Underlying
        Name and                                                        Compen-          Stock           Options/
   Principal Position            Year     Salary($)      Bonus($)      sation($)       Award(s)($)        SARs(#)
------------------------        -----    ----------     --------      ---------       -----------       ----------
Paul A. Moore                   1998      $300,000      $150,000           --                 --         580,000
Chief Executive Officer         1997            --            --           --                 --              --
                                1996            --            --           --         $   10,000(1)           --

Phillip S. Magiera              1998       240,000       120,000           --                 --         325,000
Chief Financial Officer         1997            --            --           --                 --          80,000
                                1996            --            --           --             10,000(2)           --

Daniel Wickersham               1998       175,000        60,000           --          1,386,000(4)      700,000
Vice President (3)              1997            --            --           --                 --              --
                                1996            --            --           --                 --              --

Daniel Lazarek                  1998       165,000        83,625       30,700(5)              --         500,000
Executive Vice President        1997            --            --           --                 --              --
                                1996            --            --           --                 --              --

(1) At December 31, 1998, Mr. Moore held all 200,000 shares granted to him in 1996. Such shares are fully vested and had a value of $1,937,600 at December 31, 1998. Mr. Moore will receive any dividends paid with respect to such shares.
(2) At December 31, 1998, Mr. Magiera held all 200,000 shares granted to him in 1996. Such shares are fully vested and had a value of $1,937,600 at December 31, 1998. Mr. Magiera will receive any dividends paid with respect to such shares.
(3)      Mr. Wickersham served as our President from March 1998 to December 28,
         1998.
(4) At December 31, 1998, Mr. Wickersham held all 200,000 shares granted to him in 1998. Such shares are fully vested and had a value of $1,937,600 at December 31, 1998. Mr. Wickersham will receive any dividends paid with respect to such shares.
(5) Includes moving expenses paid to Mr. Lazarek ($27,500) and a car allowance ($3,200).

The following table sets forth information concerning grants of stock options during the fiscal year ended December 31, 1998 to each Named Executive Officer. We granted no stock appreciation rights in 1998.

                      STOCK OPTIONS GRANTED IN FISCAL 1998

                                                                                                Potential Realizable Value at
                                                                                             Assumed Annual Rates of Stock Price
                                                    Individual Grants                          Appreciation for Option Term(1)
                          -----------------------------------------------------------------  -----------------------------------
                                        % of Total
                                          Options
                          Number of     Granted to
                          Securities     Employees                Market Price
                          Underlying        in       Exercise      of Common
                           Options        Fiscal       Price     Stock at Date   Expiration
        Name              Granted(#)      1998(2)    Per Share      of Grant      Date(3)      0% ($)        5%($)         10%($)
---------------------     ----------      -------    ---------   -----------     --------     ----------   ----------   -----------
Paul A. Moore             80,000(4)        1.5%        $  4.00      $7.25        1/1/08       $  260,000   $  624,759   $ 1,184,000
Chief Executive          500,000(4)        9.6%        $ 11.90      $13.63       7/1/08          865,000    5,150,917    11,725,000
Officer

Phillip S. Magiera        25,000(4)        0.5%        $  4.00      $7.25        1/1/08           81,250      195,237       370,000
Chief Financial          300,000(4)        5.8%        $ 11.90      $13.63       7/1/08          519,000    3,090,550     7,035,000
Officer

Daniel Wickersham        100,000(4)        1.9%        $  1.75      $6.93        3/2/08          518,000      953,824     1,622,000
Vice President           150,000(5)        2.9%        $  3.00      $6.93        3/2/08          589,500    1,243,236     2,245,500
                         150,000(6)        2.9%        $  4.50      $6.93        3/2/08          364,500    1,018,236     2,020,500
                         300,000(4)        5.8%        $ 11.90      $13.63       3/2/08          517,500    3,088,107     7,032,000

Daniel Lazarek            75,000(4)        1.4%        $  1.00      $6.87        3/23/08         440,250      746,288     1,261,500
Executive Vice           225,000(7)        4.3%        $  2.25      $6.87        3/23/08       1,039,500    2,011,614     3,503,250
President                200,000(4)        3.8%        $ 11.90      $13.63       7/1/08          346,000    2,060,367     4,690,000

------------------------

(1) The potential realizable value is calculated based on the term of the option at its time of grant (ten years). It is calculated by assuming the stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price.

(2) Based on 5,216,000 total options granted to employees, including Named Executive Officers, in 1998.

(3) The term of all options granted is ten years.

(4) Options were fully vested as of the date of grant.

(5) Options vest on March 2, 1999.

(6) Options vest on March 2, 2000.

(7) One-third of the options vest on each of the first, second and third anniversaries of the date of grant (March 23, 1998).


The following table sets forth information concerning the aggregate value of all unexercised stock options outstanding as of December 31, 1998 for each Named Executive Officer. No Named Executive Officer exercised any options during the fiscal year ended December 31, 1998.

                    AGGREGATE DECEMBER 31, 1998 OPTION VALUES


                                     Number of Securities                  Value of Unexercised
                                    Underlying Unexercised                     In-the-Money
                                         Options(#)                          Options($)(1)
                                ------------------------------     ------------------------------
        Name                    Exercisable     Unexercisable      Exercisable      Unexercisable
        ----                    -----------     -------------      -----------      -------------


Paul A. Moore                      80,000               --          $454,960                  --
Chief Executive Officer            50,000               --                --                  --

Phillip S. Magiera                 80,000               --          $714,960                  --
Chief Financial Officer            25,000               --           142,175                  --
                                  300,000               --                --                  --

Daniel Wickersham                 100,000          150,000          $793,700          $1,003,050
Vice President                    300,000          150,000                --             778,050

Daniel Lazarek                     75,000          225,000          $651,525          $1,673,325
Executive Vice President          200,000               --                --                  --

------------------------------------
(1) Value is calculated by subtracting the exercise price per share for each option from the fair market value of the underlying common stock at December 31, 1998 and multiplying by the number of shares subject to the option.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee of our Board of Directors was formed in March 1997 and from that time until June 1998, Mr. Magiera and Edward Mooney, a former member of our Board of Directors who resigned in June 1998, served as its members. Mr. Mooney served as our President from September 1996 to April 1997 and became an employee of WorldPort in October 1998. Mr. Magiera was appointed our Chief Financial Officer in December 1997 and is a principal of MBCP. See "Certain Transactions." In July 1998, Mr. McCann was appointed as the sole member of our Compensation Committee.

COMPENSATION OF DIRECTORS

     In 1998, all of our new directors received options exercisable for 80,000 shares of Common Stock and all existing directors received options exercisable for 25,000 shares of Common Stock; all such options were exercisable immediately upon grant. Such options granted to Messrs. Howley, Moore and Magiera were issued on January 1, 1998 and have an exercise price of $4.00. Such options granted to Mr. McCann were issued on June 11, 1998 and have an exercise price of $5.00.

EMPLOYMENT AGREEMENTS

         In January 1998, we entered into a two-year employment agreement with Mr. Paul A. Moore whereby Mr. Moore agreed to serve as an executive of our company. Pursuant to the terms of his employment agreement, as amended, Mr. Moore earns a base salary of $300,000 during each year of his employment agreement. Mr. Moore is also eligible to earn an annual bonus of up to 50% of his base salary based on criteria to be established by the Board of Directors. Pursuant to his employment agreement, Mr. Moore was issued 125,000 shares of our Series B Convertible Preferred Stock at a purchase price of $5.36 per share. $184,600 of the purchase price was paid by Mr. Moore in cash and $485,400 was paid by delivery of a promissory note which bore interest at a rate of 11% per annum, matured on June 1, 2000 and provided for monthly payments of principal and interest. In connection with the termination of the Advisory Agreement between us and MBCP, this note was assigned to MBCP as payment, in part, for fees we owed to MBCP. See "Certain Transactions." In July 1998, Mr. Moore was granted an option to purchase an aggregate of 500,000 shares of our Common Stock. Such options have an exercise price of $11.90 per share and vested fully in July 1998.

         In January 1998, we entered into a two-year employment agreement with Mr. Phillip S. Magiera whereby Mr. Magiera agreed to serve as an executive of our company. Pursuant to the terms of his employment agreement, Mr. Magiera earns a base salary of $240,000 during each year of his employment agreement. Mr. Magiera is also eligible to earn an annual bonus of up to 50% of his base salary based on criteria to be established by the Board of Directors. Pursuant to his employment agreement, Mr. Magiera was issued 125,000 shares of our Series B Convertible Preferred Stock at a purchase price of $5.36 per share; $137,900 of the purchase price was paid by Mr. Magiera in cash and $532,100 was paid by delivery of a promissory note which bore interest at a rate of 11% per annum, matured on June 1, 2000 and provided for monthly payments of principal and interest. In connection with the termination of the Advisory Agreement between us and MBCP, this note was assigned to MBCP as payment, in part, for fees we owed to MBCP. See "Certain Transactions." In July 1998, Mr. Magiera was granted an option to purchase an aggregate of 300,000 shares of our Common Stock. Such options have an exercise price of $11.90 per share and vested fully in July 1998.

         In March 1998, we entered into an employment agreement with Mr. Wickersham whereby Mr. Wickersham agreed to serve as our President and Chief Operating Officer. Pursuant to the terms of his employment agreement, Mr. Wickersham received a signing bonus of $60,000, earns a base salary of $175,000 per year and is eligible to earn performance incentive bonuses up to 50% of his base salary based on criteria to be established by the Board of Directors. In addition, Mr. Wickersham was granted 200,000 shares of our Common Stock and an option to purchase an additional 400,000 shares of our Common Stock at prices ranging from $1.75-$4.50 per share. These options vest based on the following schedule: 100,000 as of March 2, 1998, 150,000 as of March 2, 1999 and 150,000
as of March 2, 2000. Upon a change of control of WorldPort, this option will immediately vest. In addition to such options, in July 1998, Mr. Wickersham was granted an option to purchase an additional 300,000 shares of our Common Stock. This option has an exercise price of $11.90 per share and vested fully in July 1998. If Mr. Wickersham's employment with WorldPort is terminated without cause, he will be entitled to receive a severance payment equal to 50% of his annual salary. In December 1998, Mr. Wickersham resigned as our President and Chief Operating Officer and now serves as a Senior Vice President of Strategic Business Development.

         In March 1998, we entered into an employment agreement with Mr. Lazarek whereby Mr. Lazarek agreed to serve as our Vice President of Global Sales and Marketing. Pursuant to the terms of his employment agreement, Mr. Lazarek received a signing bonus of $25,000, earns a base salary of $150,000 per year and is eligible to earn performance incentive bonuses up to 50% of his base salary based on criteria to be established by our President. In addition, Mr. Lazarek was granted an option to purchase an 300,000 shares of our Common Stock. The option to purchase 75,000 such shares have an exercise price of $1.00 per share and are fully vested. The option to purchase the remaining 225,000 shares of Common Stock have an exercise price of $2.25 per share and vest in increments of 1/3, 1/3, 1/3 over a three year period beginning March 23, 1999. Upon a change of control of WorldPort, all options granted pursuant to the employment agreement will vest immediately. In addition to such options, in July 1998, Mr. Lazarek was granted an option to purchase an additional 200,000 shares of our Common Stock. This option has an exercise price of $11.90 per share and vested fully in July 1998. Mr. Lazarek currently serves as our Executive Vice President.

LONG-TERM INCENTIVE PLAN

         Our Amended and Restated Long-Term Incentive Plan (the "Incentive Plan") was initially adopted in 1996 as a means to promote our success and enhance our value through (i) linking the personal interests of our directors, key employees and consultants to those of the shareholders, (ii) providing directors and employees with an incentive for outstanding performance and (iii) providing us flexibility in our ability to attract and retain the services of our directors, employees and contractors.

         The Incentive Stock Plan is administered by the Compensation Committee of the Board of Directors (the "Committee"), whose members must qualify as non-employee directors within the meaning of the Commission's regulations. The Committee is authorized to determine, among other things, the individuals to whom, and the times at which, options and other benefits are to be granted, the number of shares subject to each option, the applicable vesting schedule and the exercise price. The Incentive Plan provides that, upon a "Change of Control" (as defined in the Incentive Plan), all outstanding options and other awards in the nature of rights that may be exercised which have been granted pursuant to the Incentive Plan shall become fully exercisable and all restrictions on all awards granted thereunder shall lapse.

         The Board of Directors has the power to amend the Incentive Plan from time to time. Shareholder approval of an amendment is only required to the extent that it is required by law or regulatory authority.

         As of December 31, 1998, we had outstanding options to acquire a total of 5,751,000 shares of Common Stock (of which 3,151,667 were vested) with exercise prices ranging from $0.08 to $14.19 per share under the Incentive Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON STOCK

         The following table sets forth certain information as of March 1, 1999 (except as otherwise indicated) regarding the beneficial ownership of our Common Stock by (i) all individuals known to beneficially own 5% or more of our Common Stock, (ii) each of our Named Executive Officers and directors and (iii) all of our executive officers and directors as a group, in each case to the best of our knowledge. Except as otherwise indicated, we believe that the beneficial owners of Common Stock listed below have sole investment and voting power with respect to such shares.

NAME AND ADDRESS OF                                                                     NUMBER          PERCENT
BENEFICIAL OWNER AND NATURE OF BENEFICIAL OWNERSHIP(1)                                OF SHARES      OF CLASS(2)
------------------------------------------------------                                ---------      -----------
The Heico Companies, LLC(3)......................................................    15,970,331           41.1%
Michael E. Heisley, Sr.(4).......................................................    15,970,331           41.1%
Paul A. Moore(5).................................................................     5,689,121           24.4%
Anderlit, Ltd.(6)................................................................     2,985,076           13.6%
United Overseas Bank(7)..........................................................     1,670,000            8.8%
Theodore H. Swindells(8).........................................................     1,636,572            8.3%
Phillip S. Magiera(9)............................................................     1,580,000            8.0%
John W. Dalton(10)...............................................................     1,365,000            7.1%
GWK Unified Holdings. LLC(11)....................................................     1,176,998            5.9%
Stanley H. Meadows...............................................................        64,584             *
Emily Heisley Stoeckel...........................................................            --            --
Larry W. Gies....................................................................            --            --
Peter A. Howley(12)..............................................................       164,628             *
Robert L. McCann(13).............................................................       117,500             *
Daniel M. Wickersham(14)........................................................        750,000            3.9%
Executive officers and directors as a group (12 people)(15)......................    23,776,399           63.8%
---------------

*  Less than 1%.

(1) Unless otherwise indicated, the address of the stockholders named is that of our principal offices.
(2) Based on 18,930,365 shares of Common Stock outstanding as of March 1, 1999 and, with respect to each individual or group, such number of shares of Common Stock as are issuable upon conversion of convertible securities or exercise of options owned by such individual or group, in each case if such are convertible or exercisable within 60 days.
(3) Includes (i) 12,308,133 shares issuable upon conversion of 1,132,824 shares of our Series C Preferred Stock, (ii) 3,077,033 shares issuable upon conversion of 283,206 shares of our Series C Preferred Stock which may be acquired pursuant to an option exercisable within 60 days, and
         (iii) 285,165 shares for which Heico holds a proxy entitling it to vote in certain circumstances. The address of this stockholder is 5600 Three First National Plaza, Chicago, Illinois 60602.
(4) Includes all shares owned by The Heico Companies, LLC, an entity which Mr. Heisley controls.
(5) Includes (i) all shares owned by Anderlit, Ltd., (ii) all shares beneficially owned by Maroon Bells Capital Partners, Inc. ("MBCP") (which includes 250,000 shares which may be acquired pursuant to an option which is exercisable within 60 days and 84,540 shares issuable upon conversion of 21,135 shares of our Series C Preferred Stock),
         (iii) 19,072 shares issuable upon conversion of 4,768 shares of our Series B Preferred Stock which are owned by Moore Investments, (iv) 500,000 shares issuable upon conversion of 125,000 shares of our Series B Preferred Stock and (v) 580,000 shares which may be acquired pursuant to options which are exercisable within 60 days. Mr. Moore holds an irrevocable proxy to vote all shares owned by Anderlit. Mr. Moore is a principal of MBCP and the controlling stockholder of Moore Investments.
(6) Represents shares issuable upon conversion of 746,269 shares of our Series B Preferred Stock. The stockholder's address is Palm Chambers No. 3, P.O. Box 3152, Road Town, Tortola, British Virgin Islands.
(7) Based upon number of shares purchased from us in December 1996. The stockholder's address is 11 Quai des

         Bergues, 1211 Geneve 1, Switzerland.
(8) Includes (i) all shares beneficially owned by MBCP, (ii) 442,620 shares issuable upon conversion of 110,655 shares our Series B Preferred Stock, and (iii) 50,000 shares owned by Mr. Swindell's children. Mr. Swindells is a principal of MBCP. Mr. Swindells' address is 100 California Street, Suite 1160, San Francisco, California 94111.
(9) Includes (i) 500,000 shares issuable upon conversion of 125,000 shares of our Series B Preferred Stock, (ii) 405,000 shares which may be acquired pursuant to options which are exercisable within 60 days and
         (iii) 125,000 shares owned by Mr. Magiera's children.
(10) Includes 165,000 shares which may be acquired pursuant to options which are exercisable within 60 days. The address of this stockholder is 326 Fifth Avenue, Sealy, Texas 77474. See "Business--Legal Proceedings."
(11) Based on a Schedule 13G filed July 27, 1998. Includes 1,149,700 shares issuable upon conversion of 287,425 shares of our Series B Preferred Stock. The stockholder's address is 1999 Avenue of the Stars, Suite 2340, Los Angeles, California 90067.
(12) Includes 90,000 shares which may be acquired pursuant to options which are exercisable within 60 days and 74,628 shares issuable upon conversion of 18,657 shares of our Series B Preferred Stock.
(13) Includes 80,000 shares which may be acquired pursuant to options which are exercisable within 60 days.
(14) Mr. Wickersham served as our President from March 1998 to December 28, 1998 and is currently a Senior Vice President, Strategic Business Development. Includes 550,000 shares which may be acquired pursuant to options which are exercisable within 60 days.
(15) Includes (i) all shares beneficially owned by Heico, (ii) all shares beneficially owned by Anderlit, (iii) all shares beneficially owned by MBCP (which includes 250,000 shares which may be acquired pursuant to an option which is exercisable within 60 days and 84,540 shares issuable upon conversion of 21,135 shares of our Series C Preferred Stock)) and (iv) 1,630,000 additional shares, which may be acquired pursuant to options which are exercisable within 60 days.

SERIES A PREFERRED STOCK

         The following table sets forth certain information as of March 1, 1999 regarding the beneficial ownership of our Series A Preferred Stock by (i) all individuals known to beneficially own 5% or more of our Series A Preferred Stock, (ii) each of our Named Executive Officers and directors and (iii) all of our executive officers and directors as a group. Except as otherwise indicated, we believe that the beneficial owners of Series A Preferred Stock listed below have sole investment and voting power with respect to such shares.

NAME AND ADDRESS OF                                                                    NUMBER OF        PERCENT
BENEFICIAL OWNER AND NATURE OF BENEFICIAL OWNERSHIP(1)                                  SHARES        OF CLASS(2)
-------------------------------------------------------                                 ------        -----------
Caisse Centrale des Banques Populaires(3)........................................      230,000            46.6%
Robert Hemm IRA(4)...............................................................      100,000            20.2%
Boston International Partners, L. P.(5)..........................................       81,945            16.6%
Boston International Partners, L. P. II(5).......................................       81,944            16.6%
Peter A. Howley..................................................................           --              --
Phillip S. Magiera...............................................................           --              --
Robert L. McCann.................................................................           --              --
Paul A. Moore....................................................................           --              --
Michael E. Heisley, Sr...........................................................           --              --
Stanley H. Meadows...............................................................           --              --
Emily Heisley Stoeckel...........................................................           --              --
Larry W. Gies....................................................................           --              --
Daniel M. Wickersham(6)..........................................................
Executive officers and directors as a group (12 people) .........................           --              --

---------------

(1) Unless otherwise indicated, the address of the stockholders named is that of our principal offices.
(2) Based on 493,889 shares of our Series A Preferred Stock outstanding as of March 1, 1999.
(3) The stockholders' address is 10/12 Avenue Winston Churchill, 94677 Charenton Le Pont CEDEX, France.
(4) The stockholder's address is c/o Morgan Stanley & Co. Incorporated, 1221 Avenue of the Americas, New York, New York 10020.
(5)      The stockholder's address is 84 State Street, Boston, Massachusetts
         02109.
(6) Mr. Wickersham served as our President from March 1998 to December 28, 1998 and is currently a Senior Vice President, Strategic Business Development.

SERIES B PREFERRED STOCK

         The following table sets forth certain information as of March 1, 1999 regarding the beneficial ownership of our Series B Preferred Stock by (i) all individuals known to beneficially own 5% or more of our Series B Preferred Stock, and (ii) each of our Named Executive Officers and directors and (iii) all of our executive officers and directors as a group. Except as otherwise indicated, we believe that the beneficial owners of Series B Preferred Stock listed below have sole investment and voting power with respect to such shares.


NAME AND ADDRESS OF                                                                    NUMBER OF        PERCENT
BENEFICIAL OWNER AND NATURE OF BENEFICIAL OWNERSHIP(1)                                  SHARES       OF CLASS(2)
-------------------------------------------------------                                 ------       -----------
The Heico Companies, LLC (3).....................................................      1,132,827          40.4%
Michael E. Heisley, Sr. (4)......................................................      1,132,827          40.4%
Paul A. Moore(5).................................................................        897,172          32.0%
Anderlit, Ltd.(6)................................................................        746,269          26.6%
GWK Unified Holdings, L.L.C.(7)..................................................        279,698          10.0%
Woodlands Limited(8).............................................................        143,912           5.1%
Phillip S. Magiera...............................................................        125,000           4.5%
Stanley H. Meadows...............................................................             --            --
Emily Heisley Stoeckel...........................................................             --            --
Larry W. Gies....................................................................             --            --
Peter A. Howley..................................................................         18,657             *
Robert L. McCann.................................................................             --            --
Daniel M. Wickersham(9)..........................................................             --            --
Executive officers and directors as a group (12 people)(3).......................      1,151,484          41.0%
---------------

   *Less than 1%.

(1) Unless otherwise indicated, the address of the stockholders named is that of our principal offices.
(2) Based on 2,806,717 shares of our Series B Preferred Stock outstanding as of March 1, 1999.
(3) Represents shares beneficially owned by Paul A. Moore, Phillip S. Magiera, Theodore H. Swindells and MBCP. Heico has entered into a shareholder agreement with such stockholders which, among other things, gives Heico a proxy to vote such shares in certain circumstances. See "Certain Transactions--Heico Equity Investment." The address of this stockholder is 5600 Three First National Plaza, Chicago, Illinois 60602.
(4) Includes all shares beneficially owned by Heico, an entity which Mr. Heisley controls.
(5) Includes (i) all shares beneficially owned by Anderlit, (ii) 21,135 shares beneficially owned by MBCP and (iii) 4,768 shares held in the name of Moore Investments. Mr. Moore holds an irrevocable proxy to vote all of the shares owned by Anderlit. Mr. Moore is a principal of MBCP and controlling stockholder of Moore Investments.
(6) The stockholder's address is Palm Chambers No. 3, P. O. Box 3152, Road Town, Tortola, British Virgin Islands.
(7) Based on a Schedule 13G filed July 27, 1998. The stockholder's address is 1999 Avenue of the Stars, Suite 2340, Los Angeles, California 90067.
(8) The stockholder's address is Africa House, Woodborne Road, Douglas, Isle of Mann, British Isles, IM991AW.
(9) Mr. Wickersham served as our President from March 1998 to December 28, 1998 and is currently a Senior Vice President, Strategic Business Development.

SERIES C PREFERRED STOCK

         The following table sets forth certain information as of March 1, 1999 regarding the beneficial ownership of our Series C Preferred Stock by (i) all individuals known to beneficially own 5% or more of our Series C Preferred Stock, (ii) each of our Named Executive Officers and directors and (iii) all of our executive officers and directors as a group. Except as otherwise indicated, we believe that the beneficial owners of Series C Preferred Stock listed below have sole investment and voting power with respect to such shares.

                                                                                         AMOUNT
NAME AND ADDRESS OF                                                                  OF BENEFICIAL       PERCENT
BENEFICIAL OWNER AND NATURE OF BENEFICIAL OWNERSHIP (1)                                 OWNERSHIP      OF CLASS(2)
--------------------------------------------------------                                ---------      -----------
The Heico Companies, LLC (3).....................................................      1,416,030           100%
Michael E. Heisley, Sr.(4).......................................................      1,416,030           100%
Paul A. Moore....................................................................             --             --
Phillip S. Magiera...............................................................             --             --
Stanley H. Meadows...............................................................             --           --
Emily Heisley Stoeckel...........................................................             --           --
Larry W. Gies....................................................................             --           --
Peter A. Howley..................................................................             --           --
Robert L. McCann.................................................................             --           --
Daniel M. Wickersham(5)..........................................................             --             --
Executive officers and directors as a group (12 people) (3)......................      1,416,090           100%

---------------

* Less than 1%.

(1) Unless otherwise indicated, the address of the stockholders named is that of our principal offices.
(2) Based on 1,132,824 shares of our Series C Preferred Stock outstanding as of March 1, 1999 and 283,206 shares which may be acquired upon exercise of a currently exercisable option.
(3) Includes 283,206 shares which may be acquired pursuant to an option exercisable within 60 days. The address of this stockholder is 5600 Three First National Plaza, Chicago, Illinois 60602.
(4) Includes all shares owned by Heico, an entity which Mr. Heisley controls.
(5) Mr. Wickersham served as our President from March 1998 to December 28, 1998 and is currently a Senior Vice President, Strategic Business Development.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MBCP

         Two of our current directors and executive officers (Messrs. Moore and Magiera) are principals of MBCP. We and MBCP have been parties to the transactions identified below.

   Stock Purchase Agreement

         On June 26, 1996 MBCP, its principals and certain non-affiliated investors entered into a stock purchase agreement to purchase newly-issued shares of our Common Stock representing approximately 98.5% of our outstanding shares as of the date of the agreement for $110,000 in cash. Prior to the stock purchase agreement, we had no operations and no assets or liabilities.

   Consulting Agreements

         In July 1996, we entered into consulting agreements with Paul Moore, Theodore Swindells, Phillip Magiera, Edward Mooney and Jonathan Hicks (the "Consultants"). Messrs. Moore, Swindells and Magiera are principals of MBCP and Messrs. Hicks and Mooney were, at the time, employees of MBCP. Pursuant to the consulting agreements, a total of 650,000 shares of our Common Stock were earned by the Consultants for services rendered to us. On February 8, 1997, we filed a form S-8 registration statement with the Commission to register these 650,000 shares. The consulting agreements were terminated in accordance with their terms in September 1996.

   Maroon Bells Capital Partners, Inc.'s Loan

         On July 1, 1996, MBCP loaned to us $500,000 (the "MBCP Loan"). The MBCP Loan was collateralized by a note receivable then held by us (the "Com Tech Note"). On October 15, 1996, $80,000 of the MBCP Loan, which had been assigned to two non-affiliated offshore entities, was converted into shares of our Common Stock, resulting in the issuance of 1,000,000 shares of our Common Stock to such entities. The remaining $420,000 principal amount due to MBCP was due and payable on November 1, 1996. On March 7, 1997, we entered into a Stock Issuance and Indemnification Agreement with MBCP whereby MBCP agreed to (i) cancel the $420,000 outstanding principal of the MBCP Loan and all accrued, but unpaid, interest as of that date in exchange for 1,680,000 shares our Common Stock, (ii) indemnify us for an amount up to $460,000 in the event that we were unsuccessful in securing repayment of the Com Tech Note, and (iii) divide equally with us any proceeds, assets or other consideration in excess of $540,000 received by us as a result of the enforcement of the Com Tech Note. The Com Tech Note was repaid in full in 1997 and no amount of such repayment was received by MBCP.

         In September 1997, we entered into an arrangement with MBCP whereby MBCP arranged for us to borrow up to $5.0 million from MBCP and certain other entities unrelated to MBCP pursuant to certain promissory notes (the "Bridge Notes"). The Bridge Notes bore interest at 10% per annum, matured on December 31, 1997 and were convertible into equity in us on terms to be negotiated in good faith. During the first quarter of 1998, approximately $1.2 million of the Bridge Notes, including $110,000 of Bridge Notes held by MBCP, and accrued interest were converted into an aggregate of 230,627 shares of our Series B Preferred Stock at a conversion price of $5.36 per share. The remaining portion, or $340,000, of the Bridge Notes were repaid in cash.

   Advisory Agreements

         On October 31, 1996, we entered into an advisory agreement with an affiliate of MBCP. The agreement provided, among other things, that the affiliate would assist us in identification of potential merger or acquisition candidates, and assist in the development and implementation of a corporate financial strategy for which we would pay an advisory fee of up to $360,000, when and if such services were completed in a manner satisfactory to us, payable no later than June 30, 1997. In 1997, we paid an aggregate of $150,000 for all services rendered under the advisory agreement. The advisory agreement terminated in 1997.

         On March 7, 1997, we entered into a twelve (12) month agreement (the "Advisory Agreement") with MBCP wherein MBCP agreed to provide certain services to us in exchange for (i) a monthly retainer of $10,000 and (ii) certain success fees payable when and if MBCP successfully assisted us in certain transactions including, but not limited to, mergers and acquisitions. As part of the Advisory Agreement, we agreed to reimburse MBCP for certain travel and out-of-pocket expenses incurred by MBCP on our behalf. On February 4, 1998, we renewed the Advisory Agreement for an additional twenty-four months with an expiration of March 7, 2000. Under the terms of the renewal, we granted MBCP a five-year option to purchase 250,000 shares of our Common Stock at an exercise price of $2.00 per share. We incurred approximately $290,000 in fees payable to MBCP pursuant to the Advisory Agreement for services rendered and expenses incurred in 1997. In addition, MBCP received $110,000 in 1997 in the form of Bridge Notes as payment for fees incurred pursuant to the Advisory Agreement. As noted above, in the first quarter of 1998 the principal and accrued interest of such Bridge Notes were converted by MBCP into an aggregate of 21,135 shares of our Series B Preferred Stock.

         The Advisory Agreement was terminated on December 31, 1998 pursuant to a termination agreement between us and MBCP. Under the termination agreement, we paid to MBCP $214,000, agreed to issue to MBCP shares of a new series of our preferred stock with an aggregate liquidation value of $1,029,994, and assigned to MBCP promissory notes receivable from Messrs. Moore, Magiera and Swindells, which notes had an aggregate amount outstanding of $1,621,920 (including accrued interest). Such payments reflected payment in full for all services rendered, expenses incurred and retainer payments owing to MBCP in 1998.

HEICO EQUITY INVESTMENT

         In January 1999, Heico completed a $40 million equity investment in our company pursuant to the Series C Preferred Stock Purchase Agreement (the "Purchase Agreement"), dated December 31, 1998. Pursuant to the Purchase Agreement, Heico acquired an aggregate of 1,132,824 shares of our Series C Convertible Preferred Stock (the "Series C Stock") for an aggregate purchase price of $40 million. Pursuant to the Purchase Agreement, Heico also received an option to acquire up to 283,206 shares of Series C Stock for an aggregate purchase price of $10 million. This option will expire upon our repayment or refinancing of the Interim Loan.

         As a holder of the Series C Stock, Heico is entitled to vote on all matters submitted to a vote of our stockholders, voting together with the holders of Common Stock as a single class. Heico is entitled to forty (40) votes per share of Series C Stock. In addition to the votes that Heico obtained through its stock purchase, Heico has also obtained certain additional rights. Those rights include, with respect to the Common Stock issued upon conversion of the Series C Stock, certain demand and piggyback registration rights.

         Pursuant to the Purchase Agreement, on December 31, 1998, we increased the size of our Board of Directors to eight members and appointed four individuals designated by Heico to serve as directors. We have also agreed to cause Heico's designees to comprise at least one-half of the boards of directors of each of our subsidiaries. In addition, we amended our Bylaws to provide that at least one of Heico's designees and, except in certain limited situations, one of the directors who was not designated by Heico, must approve any action put before the Board of Directors in order for such to be properly approved by the Board of Directors.

         Additionally, in connection with Heico's purchase of Series C Stock, on December 31, 1998, we entered into a Shareholder Agreement with Heico and Paul
A. Moore (our Chairman and Chief Executive Officer), Phillip S. Magiera (our Chief Financial Officer), Theodore H. Swindells and MBCP (collectively, the "Stockholders"). Pursuant to the Shareholder Agreement, the Stockholders (i) agreed not to vote certain of their shares of our capital stock in favor of certain financing proposals or other items without Heico's consent and (ii) granted to Heico a proxy with respect to such capital stock for Heico's use in limited matters. Pursuant to the Shareholder Agreement, Heico and the Stockholders have also agreed to certain restrictions on the transfer of certain of their shares of our capital stock.

         As a result of its stock purchase alone, Heico currently holds directly approximately 25.0% of the outstanding votes. Further, by virtue of the Shareholder Agreement, together with its stock purchase, Heico currently controls, with respect to certain matters, including acquisitions, incurrence of debt and the issuance or sale of equity securities, approximately 50.1% our outstanding votes.

         Heico may, at its option and without any payment of consideration, convert its shares of Series C Stock into shares of our Common Stock at a conversion price of $3.25 per share of Common Stock, receiving 10.865 shares of Common Stock for each share of Series C Stock. The number of shares of Common Stock into which the Series C Stock is convertible is subject to adjustment in certain circumstances, such as stock splits, stock dividends and recapitalizations.

OTHER RELATED PARTY TRANSACTIONS

         In March 1998, Anderlit, Ltd., a privately-owned investment fund ("Anderlit"), purchased 746,269 shares of our Series B Preferred Stock for an aggregate purchase price of $4,000,000. Anderlit invests in a portfolio of emerging telecommunications companies. Messrs. Moore and Magiera are investors in Anderlit, and Mr. Moore has received from Anderlit an irrevocable proxy to vote all of our Series B Preferred Stock owned by Anderlit.

         Pursuant to their employment agreements, as amended, each of Messrs. Moore and Magiera acquired shares of our Series B Preferred Stock. In connection with such acquisitions, Mr. Moore delivered a promissory note in the principal amount of $485,400 and Mr. Magiera delivered a promissory note in the principal amount of $532,100. Such promissory notes bore interest at a rate of 11% per annum, had a maturity of June 1, 2000 and provided for monthly payments of principal and interest. In connection with the termination of the Advisory Agreement between us and MBCP, these notes were assigned to MBCP as payment, in part, of fees we owed to MBCP.

         We have entered into agreements to purchase IRUs on the undersea cable systems constructed (or to be constructed) by Global Crossing, Ltd. and its affiliates. These agreements include financing arrangements with Atlantic Crossing, Ltd., a subsidiary of Global Crossing, pursuant to which we have agreed to pay to Atlantic Crossing approximately $21.1 million (plus interest payments of approximately $3.6 million) over the next three years. In addition, we have agreed to acquire an additional $44.4 million of capacity on such undersea cable systems over the next three years. In 1998, we made approximately $2.0 million in payments to Atlantic Crossing pursuant to these agreements. Mr. Gary Winnick, who serves as a Co-Chairman of the Board of Global Crossing and indirectly, controls more than 29% of Global Crossing's common stock, indirectly owns approximately 5.9% of our Common Stock.

         On July 3, 1997 we completed a merger of an entity formerly owned by John W. Dalton, our former President and Chief Executive Officer, into our wholly-owned subsidiary. In connection with such merger, we agreed to deliver to Mr. Dalton, (i) 1,200,000 shares of Common Stock, (ii) $75,000 and (iii) a promissory note in the amount of $175,000. See "Legal Proceedings" for information regarding a complaint filed by Mr. Dalton against us and certain of our directors and officers.

         In connection with our acquisition of the assets of Telenational Communications Limited Partnership ("TCLP"), we executed an eighteen-month consulting agreement with Mr. Edmund H. Blankenau, the CEO of the General Partner of TCLP who, until June 1998 was also a member of our Board of Directors. The agreement, which expired December 31, 1998, provided for monthly compensation in the amount of $7,000 plus reasonable expense reimbursement and incentive compensation for completed acquisitions and business opportunities determined on a case-by-case basis. We incurred an aggregate of $42,000 and $98,000 to Mr. Blankenau pursuant to the consulting agreement in 1997 and 1998, respectively. We also lease our facilities in Omaha, Nebraska from a partnership in which Mr. Blankenau is a partner. The four-year lease agreement, which commenced July 1, 1997, provides for monthly payments in the amount of $8,992. The Company incurred an aggregate of approximately $54,000 and $187,000 to Mr. Blankenau pursuant to the lease in 1997 and 1998, respectively.

         Stanley H. Meadows, one of our directors, is a partner of McDermott, Will & Emery, a law firm which provides us with ongoing legal services.

         In October 1998, we transferred the Bel 1600 division of EnerTel to a newly formed subsidiary and sold an 80% interest in such subsidiary for approximately $2.8 million (the net carrying value of the Bel 1600 division). We continue to hold a minority interest (20%) in the entity to which these assets were transferred. During 1998, we had sales of approximately $4.3 million, representing approximately 15% of our total revenues, to this new entity. In management's opinion, these sales were made at market rates.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)1.    FINANCIAL STATEMENTS

     Report of Independent Public Accountants
     Consolidated Balance Sheets-- December 31, 1998 and 1997
     Consolidated Statements of Operations for the years ended December 31,
      1998, 1997, and 1996
     Consolidated Statements of Stockholders' Equity for the years ended
      December 31, 1998, 1997, and 1996 Consolidated Statements of Comprehensive Income for the years ended December 31, 1998, 1997, and 1996
     Consolidated Statements of Cash Flows for the years ended December 31,
      1998, 1997, and 1996

     Notes to Consolidated Financial Statements

2.   FINANCIAL STATEMENT SCHEDULES

     The following financial statement schedule is submitted as part of this report:

     (i) Report of Independent Public Accountants

     (ii)  Schedule II - Valuation and Qualification Accounts

     All other schedules are not submitted because they are not applicable or are not required under Regulation S-X or because the required information is included in the financial statements or notes thereto.

3.   EXHIBITS

     The exhibits required by Item 601 of Regulation S-K are listed in the
     Exhibit Index hereto.

(B)  REPORTS ON FORM 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WorldPort Communications, Inc.

                                        /s/ Paul A. Moore
                                        ---------------------------------------
                                        Paul A. Moore
                                        Chairman of the Board of Directors
                                        and Chief Executive Officer

Dated:  March 31, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                Signature                                       Title                              Date
                ---------                                       -----                              ----
/s/            Paul A. Moore
-------------------------------------------    Chairman of the Board of Directors and       March 31, 1999
               Paul A. Moore                   Chief Executive Officer (Principal
                                               Executive Officer)
/s/          Phillip S. Magiera
-------------------------------------------    Chief Financial Officer and Director         March 30, 1999
             Phillip S. Magiera                (Principal Financial Officer)

/s/       Donald C. Hilbert, Jr.
-------------------------------------------    Controller (Principal Accounting Officer)    March 30, 1999
          Donald C. Hilbert, Jr.

/s/           Peter A. Howley
-------------------------------------------    Director                                     March 30, 1999
              Peter A. Howley


-------------------------------------------    Director                                     March   , 1999
             Robert L. McCann

/s/       Michael E. Heisley, Sr.
-------------------------------------------    Director                                     March 31, 1999
          Michael E. Heisley, Sr.

/s/         Stanley H. Meadows
-------------------------------------------    Director                                     March 31, 1999
            Stanley H. Meadows

/s/
--------------------------------------------   Director                                     March   , 1999
          Emily Heisley Stoeckel

/s/         Larry W. Gies
--------------------------------------------   Director                                     March 31, 1999
            Larry W. Gies



             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES included in this Form 10-K and have issued our report thereon dated February 22, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP


Atlanta, Georgia
February 22, 1999

                         WORLDPORT COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
               SCHEDULE II - VALUATION AND QUALIFICATION ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998

                                                     ADDITIONS
                           BALANCE AT  -------------------------------------------------------------      BALANCE AT

                           BEGINNING        CHARGED TO       CHARGED TO                                     END OF
DESCRIPTION                OF PERIOD         INCOME        OTHER ACCOUNTS            DEDUCTIONS             PERIOD
-----------                ---------         ------        --------------            ----------             ------
Provision for uncollect-
  ible accounts
     1996.............        $ 0             $  0              $  0                    $ 0                 $    0
     1997.............        $ 0             $ 15              $  0                    $ 0                 $   15
     1998.............        $15             $482              $646 (1)                $89  (2)            $1,054

--------------------
Notes:
(1) Represents acquired reserves related to the acquisitions and amounts charged to other accounts.
(2) Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.

                                  EXHIBIT INDEX

3.1 Certificate of Incorporation for the Company, as amended, previously filed with Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.

3.1(a)   Certificate of Designation, Preferences and Rights of Series B
         Convertible Preferred Stock of the Company dated March 6, 1998, previously filed with Form 10-Q for the fiscal quarter ended March 31, 1998, and incorporated herein by reference.

3.1(b)   Certification of Designations, Preferences and Rights of Series C
         Convertible Preferred Stock of WorldPort Communications, Inc., incorporated by reference to Exhibit 4.1 to WorldPort's Form 8-K, dated
         December 31, 1998.

3.2      Bylaws of the Company, as amended.

10.1     Master Equipment Lease Agreement by and between the Company and
         Forsythe/McArthur Associates, Inc. dated October 31, 1997, previously filed with Form 10-QSB for the fiscal quarter ended September 30, 1997, and incorporated herein by reference.

10.1(a)  Lease Schedule A by and between the Company and Forsythe/McArthur
         Associates, Inc. dated October 30, 1997, previously filed with Form 10-
         QSB for the fiscal quarter ended September 30, 1997, and incorporated herein by reference.

10.2 Employment Agreement by and between Phillip S. Magiera and the Company dated January 1, 1998, previously filed with Form 10-Q for the fiscal quarter ended March 31, 1998, and incorporated herein by reference.

10.2(a)  Amendment No. 1, dated as of March 31, 1998, to the Employment
         Agreement by and between Phillip S. Magiera and the Company dated
         January 1, 1998, previously filed with Form 10-Q for the fiscal quarter ended March 31, 1998, and incorporated herein by reference.

10.2(b) Second Amendment To Employment Agreement between Phillip S. Magiera and the Company dated April 1, 1998, previously filed with Form 10-Q for the fiscal quarter ended June 30, 1998, and incorporated herein by reference.

10.2(c)  Pledge Agreement made by Phillip S. Magiera and the Company dated April
         1, 1998, previously filed with Form 10-Q for the fiscal quarter ended
         June 30, 1998, and incorporated herein by reference.

10.2(d) Third Amendment to Employment Agreement between Phillip S. Magiera and the Company dated September 29, 1998, previously filed with Form 10-Q for the fiscal quarter ended June 30, 1998, and incorporated herein by reference.

10.2(e)  Promissory Note between Phillip S. Magiera and the Company dated
         September 29, 1998, previously filed with Form 10-Q for the fiscal quarter ended June 30, 1998, and incorporated herein by reference.

10.2(f) Fourth Amendment to Employment Agreement between Phillip S. Magiera and the Company dated December 31, 1998

10.3     Employment Agreement by and between Paul A. Moore and the Company dated
         January 1, 1998, previously filed with Form 10-Q for the fiscal quarter ended March 31, 1998, and incorporated herein by reference.

10.3(a)  Amendment No. 1, dated as of March 31, 1998, to the Employment
         Agreement by and between Paul A. Moore and the Company dated January 1,
         1998, previously filed with Form 10-Q for the fiscal quarter ended
         March 31, 1998, and incorporated herein by reference.

10.3(b)  Second Amendment To Employment Agreement between Paul A. Moore and the
         Company dated April 1, 1998, previously filed with Form 10-Q for the fiscal quarter ended June 30, 1998, and incorporated herein by reference.

10.3(c)  Pledge Agreement made by Paul A. Moore and the Company dated April 1,
         1998, previously filed with

         Form 10-Q for the fiscal quarter ended June 30, 1998, and incorporated herein by reference.

10.3(d)  Third Amendment to Employment Agreement between Paul A. Moore and the
         Company dated September 29, 1998, previously filed with Form 10-Q for the fiscal quarter ended June 30, 1998, and incorporated herein by reference.

10.3(e)  Promissory Note between Paul A. Moore and the Company dated September
         29, 1998, previously filed with Form 10-Q for the fiscal quarter ended
         June 30, 1998, and incorporated herein by reference.

10.3(f)  Fourth Amendment to Employment Agreement between Paul A. Moore and the
         Company dated December 31, 1998.

10.4 Employment Agreement by and between Daniel G. Lazarek and the Company dated February 16, 1998, previously filed with Form 10-Q for the fiscal quarter ended March 31, 1998, and incorporated herein by reference.

10.5     Employment Agreement by and between Daniel M. Wickersham and the
         Company dated February 18, 1998, previously filed with Form 10-Q for the fiscal quarter ended March 31, 1998, and incorporated herein by reference.

10.6     Sale and Transfer of Shares in the Capital of MathComp B. V. dated
         February 13, 1998, previously filed with Form 10-Q for the fiscal quarter ended March 31, 1998, and incorporated herein by reference.

10.7     Master Purchase Agreement between the Company and Northern Telecom
         Inc., dated June 3, 1998, previously filed with Form 10-Q/A for the fiscal quarter ended June 30, 1998, and incorporated herein by reference.

10.8     Master Services Agreement between the Company and Northern Telecom Inc.
         dated June 3, 1998, previously filed with Form 10-Q/A for the fiscal quarter ended June 30, 1998, and incorporated herein by reference.

10.9     Atlantic Crossing/AC-1 Submarine Cable System Capacity Purchase
         Agreement between Global Telesystems Ltd and the Company dated April 7,
         1998, previously filed with Form 10-Q/A for the fiscal quarter ended
         June 30, 1998, and incorporated herein by reference.

10.9(a)* Amended and Restated Addendum to AC-1 Capacity Purchase Agreement and
         Inland Capacity Purchase Agreements between Atlantic Crossing Ltd
         (formerly known as Global Telesystems Ltd), the Company and the subsidiary grantors, dated March 9, 1999.

10.10    Credit Agreement the Company and The Financial Institutions Party
         Hereto as Lenders and Bankers Trust Company as Administrative Agent and
         Collateral Agent dated June 23, 1998, previously filed with Form 10-Q for the fiscal quarter ended June 30, 1998, and incorporated herein by reference.

10.10(a) Consent and Amendment to Credit Agreement, dated as of October 19, 1998

10.10(b) Consent and Amendment No. 2 to Credit Agreement, dated as of October
         21, 1998

10.10(c) Consent and Amendment No. 3 to Credit Agreement, dated as of October
         30, 1998

10.10(d) Consent and Amendment No. 4 to Credit Agreement, dated as of November
         9, 1998

10.10(e) Amendment No. 5 to Credit Agreement, dated as of December 16, 1998

10.10(f) Amendment No. 6 to Credit Agreement, dated as of December 23, 1998

10.10(g) Consent and Amendment No. 7 to Credit Agreement, dated as of December
         31, 1998

10.11 Global Master Rental Agreement dated as of September 23, 1998 by and between Comdisco, Inc. and WorldPort Communications, Inc., previously filed with Form 10-Q for the fiscal quarter ended June 30, 1998, and incorporated herein by reference.

10.12 Series C Preferred Stock Purchase Agreement, dated December 31, 1998, by and between The Heico

         Companies, LLC and WorldPort Communications, Inc., incorporated by reference to Exhibit 2.1 to WorldPort's Form 8-K, dated December 31,
         1998.

10.13    Shareholder Agreement, dated December 31, 1998, by and among The Heico
         Companies, LLC, WorldPort Communications, Inc., Paul A. Moore, Phillip
         S. Magiera, Theodore H. Swindells and Maroon Bells Capital Partners,
         Inc., incorporated by reference to Exhibit 2.2 to WorldPort's Form 8-K, dated December 31, 1998.

10.13(a) Amendment to Shareholder Agreement, dated January 25, 1999, by and among The Heico Companies, LLC, WorldPort Communications, Inc., Paul A.
         Moore, Phillip S. Magiera, Theodore H. Swindells and Maroon Bells
         Capital Partners, Inc., incorporated by reference to Exhibit 2.2 to WorldPort's Form 8-K/A, dated December 31, 1998.

10.14    Registration Rights Agreement, dated December 31, 1998, by and between
         The Heico Companies, LLC and the Company, incorporated by reference to
         Exhibit 2.3 to WorldPort's Form 8-K, dated December 31, 1998.

10.15    Termination Agreement, dated December 31, 1998, by and between the
         Company and Maroon Bells Capital Partners, Inc.

10.16*   Co-Location Service Order Form, Standard Terms and Conditions, and
         Addenda thereto, between the Company and Level 3 Communications, LLC, dated November 13, 1998.

10.17    WorldPort Communications, Inc. Amended and Restated Long-Term Incentive
         Plan, as amended

12.1     Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

16.1     Letter of Schumacher & Associates, Inc., Independent Certified Public
         Accountant, previously filed with Form 8-K dated July 7, 1997, and incorporated herein by reference.

21.1     Subsidiaries of the Company

23.1     Consent of Arthur Andersen LLP

27.1     Financial Data Schedule

*Confidential Treatment has been requested for portions of these exhibits.