Form 10-Q
period 1999-03-31
WORLDPORT COMMUNICATIONS INC
filed 1999-05-17
CIK 857847

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


          Quarterly Report under Section 13 or 15(d) of the Securities
   X      Exchange Act of 1934 for the quarterly period ended March 31, 1999
-------

                                    Or

          Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _______
-------

                        Commission File Number 000-25015

                         WORLDPORT COMMUNICATIONS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                            Delaware                                                84-1127336
      ---------------------------------------------------------------       -------------------------
      (State or other jurisdiction of incorporation or organization)         (IRS Employer ID Number)


                       1825 Barrett Lakes Blvd.,
                      Suite 100, Kennesaw, Georgia                                   30144
      ---------------------------------------------------------------       -------------------------
                 (Address of principal executive offices)                          (Zip Code)

                                 (770) 792-8735
                                 --------------
                         Registrant's telephone number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X]   NO [ ]


As of April 30, 1999, the Registrant had 22,744,979 shares of Common Stock par value $0.0001 outstanding.

                         WORLDPORT COMMUNICATIONS, INC.
                               TABLE OF CONTENTS



                                                                                                                   Page
                                                                                                                   ----

PART I - FINANCIAL INFORMATION

       Item 1.      Financial Statements

                    Condensed Consolidated Balance Sheets as of
                    March 31, 1999 (unaudited) and December 31, 1998  ...........................................     3

                    Condensed Consolidated Statements of Operations
                    For the Three Months Ended March 31,
                    1999 and 1998 (unaudited) ...................................................................     4

                    Condensed Consolidated Statements of Comprehensive Income
                    For the Three Months Ended March 31,
                    1999 and 1998 (unaudited) ...................................................................     5

                    Condensed Consolidated Statements of Cash Flows for the
                    Three Months Ended March 31, 1999 and 1998 (unaudited) ......................................     6

                    Notes to Condensed Consolidated Financial Statements (unaudited) ............................     7

       Item 2.      Management's Discussion and Analysis of
                    Financial Condition and Results of Operations ...............................................    10

       Item 3.      Quantitative and Qualitative Disclosures About Market Risk ..................................    15

PART II - OTHER INFORMATION

       Item 1.      Legal Proceedings ...........................................................................    16

       Item 2.      Changes in Securities .......................................................................    16

       Item 6.      Exhibits and Reports on Form 8-K ............................................................    17

SIGNATURE                                                                                                            18

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                                              MARCH 31,           DECEMBER 31,
                                                                                                1999                 1998
                                                                                              -----------         ------------
                                                                                             (UNAUDITED)

                                    ASSETS
CURRENT ASSETS:
    Cash and cash equivalents .......................................................         $    14,402         $     9,015
    Accounts receivable, net of allowance for doubtful accounts
       of $1,068 and $1,054, respectively ...........................................              13,455              11,765
    Receivable from related party ...................................................                  --              32,500
    Prepaid expenses and other current assets .......................................               4,712               3,021
                                                                                              -----------         -----------
            Total current assets ....................................................              32,569              56,301

    PROPERTY AND EQUIPMENT, net .....................................................             105,387              91,226

    OTHER ASSETS:
          Capacity held for resale ..................................................               6,600                  --
          Goodwill, net .............................................................              42,322              43,190
          Other intangibles, net ....................................................              21,138              21,851
          Other assets, net .........................................................               4,091               7,887
                                                                                              -----------         -----------
                       TOTAL ASSETS .................................................         $   212,107         $   220,455
                                                                                              ===========         ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable ...............................................................         $    16,002         $    25,335
     Accrued expenses ...............................................................              13,547              19,302
     Current portion of obligations under capital leases ............................               8,371               2,631
     Current portion of notes payable ...............................................               4,833                  --
     Other current liabilities ......................................................               2,115               1,952
     Interim loan facility ..........................................................             120,019             110,926
                                                                                              -----------         -----------
            Total current liabilities ...............................................             164,887             160,146

Long-term obligations under capital leases, net of current portion ..................              18,362              17,539
Note payable, net of current portion ................................................              20,733              12,028
Other long-term liabilities .........................................................              11,267              11,375
                                                                                              -----------         -----------
             Total liabilities ......................................................             215,249             201,088
                                                                                              -----------         -----------
MINORITY INTEREST ...................................................................                 642               1,845
                                                                                              -----------         -----------
COMMITMENTS AND CONTINGENCIES (Note 3): .............................................                  --                  --

STOCKHOLDERS' (DEFICIT) EQUITY:
     Undesignated preferred stock, $0.0001 par value, 4,800,000 shares
        authorized,  no shares issued and outstanding ...............................                  --                  --
    Series A convertible preferred stock, $0.0001 par value, 750,000 shares authorized, 493,889 shares issued and outstanding in
        1999 and 1998, respectively .................................................                  --                  --
     Series B convertible preferred stock, $0.0001 par value, 3,000,000 shares authorized, 2,192,109 and 2,931,613 shares issued and outstanding in
        1999 and 1998, respectively .................................................                  --                  --
   Series C convertible preferred stock, $0.0001 par value, 1,450,000 shares authorized, 1,132,824 shares issued and outstanding in
        1999 and 1998, respectively .................................................                  --                  --
  Common stock, $0.0001 par value, 65,000,000 shares authorized,
        21,349,432 and 18,228,916 shares issued and outstanding in
        1999 and 1998, respectively .................................................                   2                   2
     Warrants .......................................................................              31,919              28,263
     Additional paid-in capital .....................................................              77,538              77,414
     Unearned compensation expense ..................................................                (389)               (750)
     Cumulative translation adjustment ..............................................              (5,172)             (6,747)
     Accumulated deficit ............................................................            (107,682)            (80,660)
                                                                                              -----------         -----------
                    Total stockholders' (deficit) equity ............................              (3,784)             17,522
                                                                                              -----------         -----------
                    TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY ............         $   212,107         $   220,455
                                                                                              ===========         ===========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                             1999                1998
                                                                         -----------         -----------

REVENUES .......................................................         $    18,275         $       948

COST OF SERVICES ...............................................              12,068                 891
                                                                         -----------         -----------
     Gross margin ..............................................               6,207                  57

OPERATING EXPENSES:
     Selling, general and administrative expenses ..............              12,649               2,255
     Depreciation and amortization .............................               5,272                 631
                                                                         -----------         -----------
     Operating loss ............................................             (11,714)             (2,829)

OTHER EXPENSE:
     Interest expense, net .....................................             (15,610)               (176)
     Other expense .............................................                (880)                 --
                                                                         -----------         -----------


LOSS BEFORE MINORITY INTEREST AND INCOME
  TAXES ........................................................             (28,204)             (3,005)
MINORITY INTEREST ..............................................               1,203                  --
                                                                         -----------         -----------
LOSS BEFORE INCOME TAXES .......................................             (27,001)             (3,005)
INCOME TAX PROVISION                                                             --                   --
                                                                         -----------         -----------
NET LOSS .......................................................         $   (27,001)        $    (3,005)
                                                                         -----------         -----------

NET LOSS PER SHARE, BASIC AND DILUTED ..........................         $     (1.43)        $     (0.17)
                                                                         -----------         -----------

SHARES USED IN NET LOSS PER SHARE
     CALCULATION, BASIC AND DILUTED ............................              18,912              17,174
                                                                         ===========         ===========


              The accompanying notes are an integral part of these
                      consolidated financial statements.

                WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                           (UNAUDITED, IN THOUSANDS)


                                                       THREE MONTHS ENDED
                                                           MARCH 31,

                                                       1999         1998
                                                       ----         ----

Net loss........................................       $ (27,001)   $(3,005)
Other comprehensive income, net of tax:
     Foreign currency translation adjustments...           1,575          0
                                                       ----------   -------
Comprehensive loss..............................       $ (25,426)   $(3,005)
                                                       ==========   =======


              The accompanying notes are an integral part of these
                      consolidated financial statements.

                WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (UNAUDITED, IN THOUSANDS EXCEPT SHARE DATA)


                                                                                                  THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                                 1999             1998
                                                                                                 -----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                      $ (27,001)        $  (3,005)
Adjustments to reconcile net loss to net cash
     used in operating activities -
          Depreciation and amortization                                                           5,272               631
          Non-cash interest expense                                                              14,523                --
          Non-cash compensation expense                                                             257               335
          Minority interest                                                                      (1,203)               --
          Change in accounts receivable                                                          (1,690)             (103)
          Change in prepaid expenses and other assets                                            (1,691)             (271)
          Change in accounts payable, accrued expenses and other liabilities                     (6,033)             (663)
                                                                                              ---------         ---------

                    Net cash used in operating activities                                       (17,566)           (3,076)

CASH FLOWS FROM INVESTING ACTIVITIES:
          Cash paid in connection with acquisitions, net of cash acquired                            --              (162)
          Capital expenditures                                                                   (8,011)             (136)
                                                                                              ---------         ---------
                    Net cash used in investing activities                                        (8,011)             (298)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Principal payments on note payable - related party                                          (150)             (365)
       Principal payments on short-term debt                                                       (202)               --
          Principal payments on obligations under capital leases                                 (1,329)              (37)
          Exercise of stock options                                                                 230                --
          Proceeds from issuance of preferred stock, net of offering expenses                    32,500            10,085
                                                                                              ---------         ---------
                    Net cash provided by financing activities                                    31,049             9,683

Effect of exchange rate changes on cash and cash equivalents                                        (85)               --
                                                                                              ---------         ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                         5,387             6,309

CASH AND CASH EQUIVALENTS, beginning of the period                                                9,015               179
                                                                                              ---------         ---------
CASH AND CASH EQUIVALENTS, end of the period                                                  $  14,402         $   6,488
                                                                                              =========         =========

CASH PAID DURING THE PERIOD FOR INTEREST                                                      $     520         $     145
                                                                                              =========         =========

CASH PAID DURING THE PERIOD FOR INCOME TAXES                                                  $      --         $      --
                                                                                              =========         =========

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

          Conversion of notes payable - related parties and accrued interest for
            230,627 shares of Series B preferred stock                                        $      --         $   1,236
                                                                                              =========         =========
          Issuance of 1,000,000 shares of common stock for notes receivable                   $      --         $   1,215
                                                                                              =========         =========
          Acquisition of assets under capital lease and other financing facilities            $  24,310         $      --
                                                                                              =========         =========
          Issuance of warrants in connection with Interim Loan                                $   3,656         $      --
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

         The accompanying condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to such rules and regulations; however, management believes that the disclosures herein are adequate to make the information presented not misleading. The financial statements and notes thereto included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1999, and the results of operations and cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the operating results for the full year.

         Financial Condition

         The Company is subject to various risks in connection with the operation of its business including, among other things, (i) an inability to repay the Interim Loan Facility due June 23, 1999, (ii) changes in external competitive market factors, (iii) termination of certain operating agreements or inability to enter into additional operating agreements, (iv) inability to satisfy anticipated working capital or other cash requirements, (v) changes in or developments under domestic or foreign laws, regulations, licensing requirements or telecommunications standards, (vi) changes in the availability of transmission facilities, (vii) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market, (viii) various competitive factors that may prevent the Company from competing successfully in the marketplace, and (ix) the Company's lack of liquidity and its ability to raise additional capital. The Company has incurred losses since inception, expects to continue to incur operating losses in the near future, and has an accumulated deficit of approximately $107.7 million as of March 31, 1999 as well as a working capital deficit of approximately $132.3 million. Funding of the Company's working capital deficit, current and future operating losses and expansion of the Company's global network will require substantial continuing capital investment. The Company's strategy is to fund these cash requirements through debt facilities and additional equity financing.

         The Company's Interim Loan facility, which matures on June 23, 1999, is secured by a lien on substantially all of the Company's assets and certain of its subsidiaries and a pledge of the capital stock of certain of the Company's subsidiaries. The Company is currently pursuing several alternative financing facilities for repaying the Interim Loan, but to date it does not have a repayment facility in place, nor any arrangement to extend the due date thereof. In the event that the Interim Loan is not repaid by its due date (or any extended maturity date as the case may be), the Interim Loan holders have an agreement with the Company and certain of the Company's stockholders (who held approximately 32% of the Company's outstanding votes as of April 30, 1999 and who include certain key members of management) pursuant to which the Company and such stockholders will be obligated to support and use their respective best efforts to achieve any transaction or series of transactions involving the sale of all or any part of the Company or any subsidiary or any of their assets which is proposed by the Interim Loan holders.

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

         Loss per Share

         For all periods presented, basic and diluted earnings per share are the same as any dilutive securities had an antidilutive effect on earnings per share.

(2)      SEGMENT DISCLOSURES

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

         The Company views itself as participating in one business segment - facilities-based global telecommunications. Its operations can be viewed as European and North American. Intersegment revenues are not material. Financial data by geographic area for 1999 are as follows (in thousands):

                                                  European     North American (1)      Total
                                                  --------     -----------------     ---------
         Revenues                                 $ 14,433          $ 3,842          $  18,275
         Depreciation and amortization               4,127            1,145              5,272
         Operating loss                             (4,536)          (7,178)           (11,714)
         Interest expense, net                     (15,578)             (32)           (15,610)
         Net loss                                  (18,911)          (8,090)           (27,001)

         Total assets                              147,425           64,682            212,107
         Capital expenditures                        3,301            4,710              8,011
         Intangible assets, net                     48,809           14,651             63,460

         (1)  Includes all corporate overhead costs.

         For the period ended March 31, 1998, all operations were North American based.

(3)      COMMITMENTS AND CONTINGENCIES

         Interim Loan Facility

         To finance the EnerTel acquisition, the Company entered into a $120 million Interim Loan facility with a consortium of lenders effective June 23, 1998, the terms of which also included the issuance of warrants. The Interim Loan, which matures on June 23, 1999, includes certain negative and affirmative covenants and is secured by a lien on substantially all of the assets of the Company and certain of its subsidiaries and a pledge of the capital stock of certain of the Company's subsidiaries. The Interim Loan bears interest at LIBOR (as defined in the credit agreement related to the Interim Loan) plus 6% per annum (13.125% at March 31, 1999) increasing by 0.5% per annum at the end of each period of three consecutive months after June 23, 1998; provided, that such interest rate shall not exceed 16% per annum if paid in cash or 18% per annum if capitalized. As of March 31, 1999 Interim Loan holders, in aggregate, have received warrants exercisable for 4,069,904 shares of common stock at a price per share of $0.01. In addition to the warrants which the Interim Loan holders had received as of March 31, 1999, such holders are entitled to receive additional warrants on the date the Interim Loan is repaid in full, so that all warrants issued to such holders represent 11% of the Company's fully-diluted outstanding Common Stock on the date of such repayment. As of March 31, 1999, the warrants were valued at an aggregate of $31.9 million and this amount is reflected as a reduction in the principal amount of the notes. This amount is being amortized to interest expense over the life of the loan (1 year).

         Capacity Commitments

         The Company has entered into agreements with a vendor for the purchase of STM-1's of capacity on the AC-1 cable system or STM-1 level capacity on additional undersea cable systems under development by this vendor. In 1998, the Company made a deposit of $2 million with this vendor which will be applied against the Company's aggregate $66 million commitment over the next 3 years under this agreement. In March 1999, the Company purchased undersea cable capacity from the vendor by converting its deposit and paying an additional $4.6 million as down-payment, and obtaining vendor financing for the remaining $14.5 million purchase price. This vendor financing bears interest at a rate of 11.5% and requires quarterly principal payments of $1.2 million commencing in June 1999 and ending in March 2002. The Company intends to sell a portion of this capacity to one or more customers by the end of the third quarter of 1999. Accordingly, the purchase cost of this capacity is classified as "Capacity held for resale" on the accompanying balance sheet.

         In February 1999, the Company entered into an agreement with a telecommunication carrier to sell to such carrier transmission capacity throughout various points of presence in Europe for approximately $8 million, payable upon acceptance of the circuits by the carrier. The contract provides the purchaser with an indefeasible right of use of this capacity for a period of 20 years. The Company has entered into a separate agreement with a European telecommunications company which gives the Company the right to purchase capacity through these points of presence. This contract provides for indefeasible right of use for a period of 10 years. The Company is pursuing means to satisfy the capacity commitment to the Company's customer for the remaining 10 years of that contract.

         Legal

         On May 14, 1999, the Company, John W. Dalton ("Dalton"), a former director of the Company and its former President and Chief Executive Officer, and the other parties entered into a negotiated settlement of all claims asserted in an arbitration proceeding initiated by the Company against Dalton. In that proceeding, the Company sought the rescission and cancellation of 1.2 million shares of its Common Stock that were issued to Dalton in connection with the Company's acquisition of a company formerly owned by Dalton. In the same proceeding, Dalton asserted a claim against the Company and others alleging among other things that those parties engaged in breach of contract, tortious interference and breach of fiduciary duty in connection with the termination of Dalton's employment contract. Under the settlement agreement, Dalton is required to return to the Company 500,000 shares of its Common Stock that were previously issued to him. Additionally, a $175,000 promissory note and 265,000 options claimed by Dalton were cancelled. All other claims of the parties were released.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

NOTE ON "FORWARD-LOOKING" STATEMENTS

         The information set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in the Company's revenues and profitability (ii) prospective business opportunities and (iii) the Company's strategy for expanding and financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends" or "expects". These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

         The Company's revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: (i) an inability to repay the Interim Loan Facility due June 23, 1999, (ii) changes in external competitive market factors,
         (iii) termination of certain operating agreements or inability to enter into additional operating agreements, (iv) inability to satisfy anticipated working capital or other cash requirements, (v) changes in or developments under domestic or foreign laws, regulations, licensing requirements or telecommunications standards, (vi) changes in the availability of transmission facilities, (vii) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market, (viii) various competitive factors that may prevent the Company from competing successfully in the marketplace, and (ix) the Company's lack of liquidity and its ability to raise additional capital. In light of these risks and uncertainties, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The foregoing review of important factors should not be construed as exhaustive. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included under Item 1 of this Form 10-Q. In addition, reference should be made to the Financial Statements and Notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

OVERVIEW

         The Company is a rapidly growing facilities-based global telecommunications carrier offering voice, data and other telecommunications services to carriers, ISPs, medium and large corporations and distributors and resellers.

         The Company's growth to date has occurred principally through acquisitions, most notably its acquisition of EnerTel. The Company acquired EnerTel in June 1998, for consideration consisting of approximately $92 million and the payment of certain EnerTel indebtedness of approximately $17 million. In November 1998 the Company sold a 15% interest in the direct parent of EnerTel to former shareholders of EnerTel for approximately $14.8 million, of which approximately $2.8 million was an equity investment in the subsidiary and approximately $12 million was in the form of a shareholder note.

         The principal on this shareholder note is payable ten years after the Company's repayment of the Interim Loan, which financed the Company's acquisition of EnerTel.

         In addition to the Company's EnerTel operations, during 1998 the Company acquired International InterConnect, Inc.("IIC") and Intercontinental Exchange, Inc. ("ICX") which serve distributors and resellers focused on international calling card and private line services. The Company believes that these operations help it to expand its name recognition and traffic volumes in emerging markets. Formerly based in the San Francisco Bay area, ICX provides telecommunication services principally through a network of agents and distributors in Japan and other Asian countries. During the first quarter of 1999, ICX's operations were integrated with the Company's Omaha, Nebraska based calling card operation and its traffic was migrated to the Company's Omaha switch. The Company acquired the assets and operations of ICX in April 1998, in exchange for 400,000 shares of Common Stock.

         In August 1998, the Company acquired the assets and operations of IIC. The purchase consideration was 879,442 shares of Common Stock and $750,000. Based in Rockledge, Florida, IIC specializes in providing international long distance services primarily in Latin America. IIC's customer base consists primarily of resellers, multinational corporations, foreign embassies, and other businesses.

         In February 1998, the Company commenced operations in the Netherlands through the acquisition of MathComp B.V., whose name was changed to WorldPort Communications Europe, B.V. ("WorldPort Europe"). In connection with this acquisition, the Company issued 150,000 shares of Common Stock and paid $250,000 in cash. The former shareholder of WorldPort Europe is eligible to earn an additional 2,350,000 shares of common stock contingent upon the attainment of certain future revenue and gross margin requirements during the first and second quarters of 1999. Following the acquisition of EnerTel, the Company recorded charges of approximately $5.2 million in the fourth quarter of 1998 for the wind down of the WorldPort Europe operations in 1999. See "Legal Proceedings."

         As of April 30, 1999, the Company had 22,744,979 shares of its Common Stock outstanding, or 54,282,701 shares on a fully diluted basis. The number of shares outstanding on a fully-diluted basis takes into account (i) all outstanding shares of Common Stock, (ii) all outstanding shares of the Company's convertible preferred stock, together with all options to acquire such stock and all shares of such stock which the Company has committed to issue, (iii) all outstanding warrants to acquire the Company's Common Stock, together with such number of additional warrants which the Company would have been required to issue to the Interim Loan holders had the Interim Loan been repaid on April 30, 1999 so that such holders would hold warrants exercisable into 11% of the fully-diluted outstanding Common Stock on such date (as contemplated by the Interim Loan facility), and (iv) all outstanding options which had vested as of April 30, 1999 and which had an exercise price at or below the market price on such date. The April 30, 1999, 54,282,701 number of shares outstanding on a fully-diluted basis includes 3,077,032 shares related to an option held by an investor and due to expire upon repayment of the Interim Loan, 500,000 shares recovered on May 14, 1999 as a result of the Dalton arbitration settlement (see "Legal Proceedings"), and 442,106 warrants which the Interim Loan holders would be entitled to receive as a result of the issuance of those shares.

         Capacity Commitments

         The Company has entered into agreements with a vendor for the purchase of STM-1's of capacity on the AC-1 cable system or STM-1 level capacity on additional undersea cable systems under development by this vendor. In 1998, the Company made a deposit of $2 million with this vendor which will be applied against the Company's aggregate $66 million commitment over the next 3 years under this agreement. In March 1999, the Company purchased undersea cable capacity from the vendor by converting its deposit and paying an additional $4.6 million as down-payment, and obtaining vendor financing for the remaining $14.5 million purchase price. This vendor financing bears interest at a rate of 11.5% and requires quarterly principal payments of $1.2 million commencing in June 1999 and ending in March 2002. The company intends to sell a portion of this capacity to one or more customers by the end of the third quarter of 1999. Accordingly, the purchase cost of this capacity is classified as "Capacity held for resale" on the accompanying balance sheet.

         In February 1999, the Company entered into an agreement with a telecommunication carrier to sell to such carrier transmission capacity throughout various points of presence in Europe for approximately $8 million, payable upon acceptance of the circuits by the carrier. The contract provides the purchaser with an indefeasible right of use of this capacity for a period of 20 years. The Company has entered into a separate agreement with a European telecommunications company which gives the Company the right to purchase capacity through these points of presence. This contract provides for indefeasible right of use for a period of 10 years. The Company is pursuing means to satisfy the capacity commitment to the Company's customer for the remaining 10 years of that contract.

RESULTS OF OPERATIONS

         During the three months ended March 31, 1999, the Company incurred a loss of approximately $27 million compared to a loss of approximately $3 million during the same period in 1998. Included in the losses incurred during the three months ended March 31, 1999 are the operating results of EnerTel, IIC and ICX, including amortization of the purchased intangibles and recording of financing costs related to the Company's acquisition of EnerTel, as well as general expenses related to the Company's worldwide business development and financing activities. The operating results for ICX and IIC did not have a material impact on the losses incurred by the Company in 1999. To address and remedy historical operating losses and to increase its competitiveness, revenues and gross margins, the Company has taken various steps to improve each subsidiary's operating efficiency, network capability and carrier cost structure. The Company believes these cost-reduction and revenue-enhancing initiatives will have a positive impact on the Company's future operating results. However, as its business remains in the early growth stage, the Company anticipates that it will continue to incur operating losses and cash flow deficiencies for the near future.

         Revenues

         Revenues for the three months ended March 31, 1999 were $18.3 million compared to $948,000 for the three months ended March 31, 1998. The increase in revenues is primarily attributed to the inclusion of the results of operations of EnerTel, acquired in June 1998. EnerTel's revenues were $14.4 million during the three months ended March 31, 1999. Also contributing to the increase over the prior year is the inclusion of ICX and IIC acquired in April and July 1998, respectively. Combined, these two entities contributed approximately $3 million in total revenues during the quarter ended March 31, 1999.

         EnerTel primarily generates revenue from the transmission of both domestic and international switched minutes in the Netherlands. EnerTel also derives revenues from the fixed monthly rental of private line circuits. The growth in EnerTel's revenues during 1998 and the first three months of 1999 included growth in all EnerTel product lines including virtual point of presence (VPOP) internet access; direct access local, national and international switched services; and 800/900 products as well as the wholesale portion of the Bel 1600 business, a residential services business which the Company sold in 1998.

         Gross Margin

         Gross margin for the three months ended March 31, 1999 was $6.2 million compared to $57,000 for the three months ended March 31, 1998. The increase in gross margin was primarily due to the inclusion of the results of operations of EnerTel, ICX and IIC. The Company's primary costs of sales are its cost of terminating switched minutes through third parties, as well as its cost to access circuits used to connect its customers in the Netherlands.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased to $12.6 million from $2.3 million for the three months ended March 31, 1999 and 1998, respectively. The increase is primarily due to (i) the inclusion of the selling, general and administrative expenses associated with the operation of EnerTel, IIC and ICX, (ii) increased business development and expansion activity, and (iii) growth in the Company's U.S.
         operations, marketing and corporate staff.

         Depreciation and Amortization

         Depreciation and amortization expense for the three months ended March 31, 1999 was $5.3 million compared to $631,000 for the three months ended March 31, 1998. The increase was due to (i) depreciation on the assets acquired in connection with the EnerTel, IIC and ICX acquisitions, (ii) amortization of goodwill and other intangible assets associated with the EnerTel, IIC and ICX acquisitions, and
         (iii) depreciation on additional switching and network equipment acquired during 1998 and 1999.

         Other Income (Expense)

         Interest expense, net increased to $15.6 million from $176,000 for the three months ended March 31, 1999 and 1998, respectively. The increase in interest expense is due primarily to the Interim Loan, which accounted for $15 million of interest expense during the three months ended March 31, 1999. Interest expense also included interest for (i) the debt the Company assumed in connection with the EnerTel and IIC acquisitions, and (ii) the acquisition of switching equipment subject to capital lease.

         Other expense, net for the three months ended March 31, 1999 was $880,000 compared to $0 for the three months ended March 31, 1998. This amount represents the costs incurred to exit certain commitments and relationships which are no longer considered in line with the Company's core strategy.

LIQUIDITY AND CAPITAL RESOURCES

         The Company is an emerging international telecommunications service provider executing a global business plan that requires substantial capital. The Company currently has a working capital deficit and has operated at a loss since its inception. Funding of the working capital deficit, current and future operating losses, expansion of the Company's global network, and repayment of the Interim Loan facility will require substantial continuing capital investment.

         As of March 31, 1999 and December 31, 1998 the Company had a working capital deficit of $132.3 million and $103.8 million respectively. The working capital deficit at March 31, 1999 is due to (i) the Interim Loan, (ii) the assumption of certain liabilities assumed in conjunction with the Enertel, IIC and ICX acquisitions, the majority of which were trade payables and short-term debt obligations, (iii) the acquisition of additional switching and peripheral equipment and transatlantic capacity, the majority of which is being financed pursuant to capital leases and vendor financing, and (iv) the operating losses of the Company. Trade receivables increased to $13.5 million at March 31, 1999 from $11.8 million at December 31, 1998 largely due to increases in customer revenue.

         Operations used $17.6 million during the three months ended March 31, 1999 due primarily to the (i) operating losses, and (ii) increased business development and expansion activity.

         Investing activities used $8 million during the three months ended March 31, 1999. Investing activities during the three months ended March 31, 1999 consisted entirely of capital spending.

         Financing activities provided $31 million during the three months ended March 31, 1999. Financing activities during the three months ended March 31, 1999 consisted primarily of proceeds from the issuance of 920,419 shares of the Series C convertible preferred stock and the exercise of employee stock options, reduced by principal payments on capital leases and notes payable.

         To finance the EnerTel acquisition, the Company entered into a $120 million Interim Loan facility with a consortium of lenders effective June 23, 1998, the terms of which also included the issuance of warrants. The Interim Loan, which matures on June 23, 1999, includes certain negative and affirmative covenants and is secured by a lien on substantially all of the assets of the Company and certain of its subsidiaries and a pledge of the capital stock of certain of the Company's subsidiaries. The Interim Loan bears interest at LIBOR (as defined in the credit agreement related to the Interim Loan) plus 6% per annum increasing by 0.5% per annum at the end of each period of three consecutive months after June 23, 1998; provided, that such interest rate shall not exceed 16% per annum if paid in cash or 18% per annum if capitalized. As of March 31, 1999 Interim Loan holders, in aggregate, have received warrants exercisable for 4,069,904 shares of common stock at a price per share of $0.01. In addition to the warrants which the Interim Loan holders had received as of March 31, 1999, such holders are entitled to receive additional warrants on the date the Interim Loan is repaid in full, so that all warrants issued to such holders represent 11% of the Company's fully-diluted outstanding Common Stock on the date of such repayment. As of March 31, 1999, the warrants were valued at an aggregate of $31.9 million and this amount is reflected as a reduction in the principal amount of the notes. This amount is being amortized to interest expense over the life of the loan (1 year).

         Funding of the Company's working capital deficit, current and future operating losses and execution of its global growth plans will require substantial continuing capital investment. The Company's strategy is to fund these cash requirements through debt facilities and additional equity financing. In addition, the Company currently has approximately $41 million in equipment lease facilities.

         The Company's Interim Loan facility, which matures on June 23, 1999, is secured by a lien on substantially all of the Company's assets and certain of its subsidiaries and a pledge of the capital stock of certain of the Company's subsidiaries. The Company is currently pursuing several alternative financing facilities for repaying the Interim Loan, but to date it does not have a repayment facility in place, nor any arrangement to extend the due date thereof. In the event that the Interim Loan is not repaid by its due date (or any extended maturity date as the case may be), the Interim Loan holders have an agreement with the Company and certain of the Company's stockholders (who held approximately 32% of the Company's outstanding votes as of April 30, 1999 and who include certain key members of management pursuant to which the Company and such stockholders will be obligated to support and use their respective best efforts to achieve any transaction or series of transactions involving the sale of all or any part of the Company or any subsidiary or any of their assets which is proposed by the Interim Loan holders.

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

YEAR 2000 ISSUE

         The efficient operation of the Company's business is dependent in part on computer software programs and operating systems. These programs and systems are used in network trafficking, call origination and termination, pricing, sales, billing and financial reporting, as well as various administrative functions. Recognizing the importance and need for an integrated information systems solution, the Company has developed an implementation plan for upgrading its systems architecture. This plan also addresses the functionality of its systems beyond December 31, 1999 ("Year 2000 compliance"). Typically the Company's upgrades made for additional functionality also remedy any Year 2000 deficiencies in the related software. However, the Company does not consider the cost of such upgrades to be year 2000 related, as it has not accelerated any upgrades to remedy a Year 2000 deficiency.

         The Company does not anticipate additional material expenditures for Year 2000 compliance issues. As WorldPort is a relatively new company, commencing operations in late 1997, Year 2000 compliance has been a requirement in all system related procurement. In circumstances where acquired subsidiaries' systems are not compliant, remediation via upgrades or system change-out is on-going. The Company's new systems implementation is expected to be completed by September 30, 1999. Management believes that the Company's remaining information technology ("IT") systems and other non IT systems are either Year 2000 compliant or will be compliant by September 30, 1999 after applying vendor supplied upgrades to these systems. The cost of the upgrades are not considered to be material.

         The Company is in the process of obtaining documentation from its suppliers, customers, financial institutions and others as to the status of their Year 2000 compliance programs and the possibility of any interface difficulties relating to Year 2000 compliance that may affect the Company. While few significant concerns were identified, each has been addressed with a program of remediation. All programs are targeted for completion by September 1, 1999. However, Year 2000-related operating problems or expenses may arise in connection with the Company's computer systems and software or in connection with the Company's interface with the computer systems and software of its suppliers, customers, financial institutions and others. Because such third-party systems or software may not be Year 2000 compliant, the Company is in the process of developing contingency plans to address Year 2000 failures of the entities with which it interfaces. The Company could be required to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on its business, results of operation and financial conditions.

         The Company's worst case scenario does not contemplate a major business disruption from internal systems. The Company believes that it has exercised reasonable diligence to assess whether external systems and interfaces are adequately prepared.

NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company believes that its exposure to market rate fluctuations on its investments is nominal due to the short-term nature of those investments. To the extent the Interim Loan is outstanding, the Company has market risk relating to such amounts because the interest rates under the Interim Loan are variable. The Company does not believe its exposure represents a material risk to the financial statements.

         WorldPort's operations in Europe, principally in the Netherlands, expose the Company to currency exchange rates risks. To manage the volatility attributable to these exposures, the Company nets the exposures to take advantage of natural offsets. Currently, the Company does not enter into any hedging arrangements to reduce this exposure. The Company is not aware of any facts or circumstances that would significantly impact such exposures in the near-term. If, however, there was a 10 percent sustained decline of the Dutch Gilder versus the U.S. dollar, then the consolidated financial statements could be materially effected as our Dutch operations represented approximately 69% of our total assets as of March 31, 1999 and 79% and 73% of our total revenues and net loss for the three months ended March 31, 1999, respectively.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         On April 17, 1998, the Company was served with a summons and complaint from MC Liquidating Corporation f/k/a MIDCOM Communications, Inc. ("MIDCOM"). Both the Company and TNC, its wholly-owned subsidiary are named as defendants, as are Telenational Communications, Limited Partnership, the former owner of the TNC assets ("TCLP"), and Edmund Blankenau, a principal of TCLP and one of the Company's former directors. In its complaint, filed on April 8, 1998 in the U.S. Bankruptcy Court for the Eastern District of Michigan, Southern Division, MIDCOM seeks payment of over $600,000 for services allegedly provided to TCLP and the Company, together with other damages, attorney fees and costs. The parties are currently engaging in discovery. The Company believes the claims are without merit and intends to vigorously defend against them.

         The Company and WorldPort Communications Europe, B.V., one of the Company's European subsidiaries ("WorldPort Europe"), are defendants in litigation filed in the Sub-District and District courts of The Hague, located in Rotterdam, Netherlands. The cases, filed in January, 1999, by Mr. Bahman Zolfagharpour, allege that the Company breached agreements with Mr. Zolfagharpour in connection with its purchase of MathComp B.V. (now WorldPort Europe) from Mr. Zolfagharpour and its subsequent purchase of EnerTel. The litigation seeks damages in an amount exceeding $20 million and the award of 2,500,000 shares of the Company's common stock to Mr. Zolfagharpour. The Company believes that the litigation is wholly without merit and intends to defend the case vigorously. Earlier claims filed by Mr. Zolfagharpour with respect to his employment agreement with WorldPort Europe have been resolved.

         On May 14, 1999, the Company, John W. Dalton ("Dalton"), a former director of the Company and its former President and Chief Executive Officer, and the other parties entered into a negotiated settlement of all claims asserted in an arbitration proceeding initiated by the Company against Dalton. In that proceeding, the Company sought the rescission and cancellation of 1.2 million shares of its Common Stock that were issued to Dalton in connection with the Company's acquisition of a company formerly owned by Dalton. In the same proceeding, Dalton asserted a claim against the Company and others alleging among other things that those parties engaged in breach of contract, tortious interference and breach of fiduciary duty in connection with the termination of Dalton's employment contract. Under the settlement agreement, Dalton is required to return to the Company 500,000 shares of its Common Stock that were previously issued to him. Additionally, a $175,000 promissory note and 265,000 options claimed by Dalton were cancelled. All other claims of the parties were released.

         From time to time, the Company is involved in various other lawsuits or claims arising from the normal course of business. In the opinion of management, none of these lawsuits or claims will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES

         In the first quarter of 1999, the Company made the following issuances of securities without registration under the Securities Exchange Act of 1934, as amended ("Securities Act"). All such issuances were made to "accredited investors" as defined in the Securities Act and its regulations and were exempt from registration under Section 4(2) of the Securities Act:

         In December 1998, the Company entered into a Series C Preferred Stock Purchase Agreement (the "Purchase Agreement") with an investor, pursuant to which the investor acquired 1,132,824 shares of Series C for an aggregate purchase price of $40 million ($32.5 million was received for 920,419 shares in January 1999). Pursuant to the Purchase Agreement, the investor also received an option to acquire up to 283,206 shares of Series C Preferred Stock for an aggregate purchase price of $10 million. This option expires upon the repayment or refinancing of the Interim Loan.

         During the quarter, various holders of Series B Preferred Stock converted their shares into 3.1 million shares of the Company's Common Stock in accordance with the terms of the Series B Preferred Stock.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

               Exhibit No.                                 Description
               -----------                                 -----------

               10.1 *               Network Service Agreement dated February 19, 1999 between
                                    Star Telecommunications, Inc. and the Company, together with an addendum and side letter thereto

               27.1                 Financial Data Schedule

*  Confidential treatment requested for certain portions of this exhibit.

REPORTS ON FORM 8-K

No Current Reports on Form 8-K were filed during the period covered by this Report.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    WORLDPORT COMMUNICATIONS, INC.




Date:  May 14, 1999                 By:  /s/ Phillip S. Magiera
                                         --------------------------------------
                                         Phillip S. Magiera
                                         Chief Financial Officer and Secretary