Form 10-Q
period 1999-06-30
WORLDPORT COMMUNICATIONS INC
filed 1999-08-16
CIK 857847

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER 000-25015

                         WORLDPORT COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)


                   DELAWARE                                      84-1127336
(State or other jurisdiction of incorporation             (IRS Employer ID Number)
                or organization)
                                                                   30144
          1825 BARRETT LAKES BLVD.,                              (Zip Code)
         SUITE 100, KENNESAW, GEORGIA
   (Address of principal executive offices)

       Registrant's telephone number, including area code (770) 792-8735

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     As of August 6, 1999, the Registrant had 27,147,152 shares of Common Stock par value $0.0001 outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         WORLDPORT COMMUNICATIONS, INC.

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements
  Condensed Consolidated Balance Sheets as of June 30, 1999
     (unaudited) and December 31, 1998......................
  Condensed Consolidated Statements of Operations For the
     Three and Six Months Ended June 30, 1999 and 1998
     (unaudited)............................................
  Condensed Consolidated Statements of Comprehensive Income
     for the Three and Six Months Ended June 30, 1999 and
     1998 (unaudited).......................................
  Condensed Consolidated Statements of Cash Flows for the
     Six Months Ended June 30, 1999 and 1998 (unaudited)....
  Notes to Condensed Consolidated Financial Statements
     (unaudited)............................................
Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................
Item 3.  Quantitative and Qualitative Disclosures About
  Market Risk...............................................

PART II -- OTHER INFORMATION
Item 1.  Legal Proceedings..................................
Item 2.  Changes in Securities and Use of Proceeds..........
Item 6.  Exhibits and Reports on Form 8-K...................

SIGNATURE...................................................

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                               JUNE 30,     DECEMBER 31,
                                                                 1999           1998
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................   $   4,916      $  9,015
Accounts receivable, net of allowance for doubtful accounts
  of $763 and $1,054, respectively..........................      12,174        11,765
Receivable from related party...............................          --        32,500
Prepaid expenses and other current assets...................       4,939         3,021
                                                               ---------      --------
         Total current assets...............................      22,029        56,301
Property and equipment, net.................................     115,731        91,226
OTHER ASSETS:
Capacity held for resale....................................      14,600            --
Goodwill, net...............................................      41,331        43,190
Other intangibles, net......................................      20,427        21,851
Other assets, net...........................................       2,804         7,887
                                                               ---------      --------
         Total assets.......................................   $ 216,922      $220,455
                                                               =========      ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable............................................   $  22,237      $ 25,335
Accrued expenses............................................      14,980        19,302
Current portion of obligations under capital leases.........       8,734         2,631
Current portion of notes payable............................       4,833            --
Other current liabilities...................................       2,404         1,952
Interim loan facility.......................................     134,935       110,926
                                                               ---------      --------
         Total current liabilities..........................     188,123       160,146
Long-term obligations under capital leases, net of current
  portion...................................................      29,136        17,539
Note payable, net of current portion........................      20,313        12,028
Other long-term liabilities.................................      11,504        11,375
                                                               ---------      --------
         Total liabilities..................................     249,076       201,088
                                                               ---------      --------
Minority interest...........................................          --         1,845
Commitments and contingencies (Note 3):
STOCKHOLDERS' (DEFICIT) EQUITY:
Undesignated preferred stock, $0.0001 par value, 4,800,000
  shares authorized, no shares issued and outstanding.......          --            --
Series A convertible preferred stock, $0.0001 par value,
  750,000 shares authorized, 81,944 and 493,889 shares
  issued and outstanding in 1999 and 1998, respectively.....          --            --
Series B convertible preferred stock, $0.0001 par value,
  3,000,000 shares authorized, 1,535,648 and 2,931,613
  shares issued and outstanding in 1999 and 1998,
  respectively..............................................          --            --
Series C convertible preferred stock, $0.0001 par value,
  1,450,000 shares authorized, 1,132,824 shares issued and
  outstanding in 1999 and 1998, respectively................          --            --
Common stock, $0.0001 par value, 65,000,000 shares
  authorized, 25,427,140 and 18,228,916 shares issued and
  outstanding in 1999 and 1998, respectively................           3             2
Warrants....................................................      26,136        28,263
Additional paid-in capital..................................      84,691        77,414
Unearned compensation expense...............................        (573)         (750)
Cumulative translation adjustment...........................      (3,395)       (6,747)
Accumulated deficit.........................................    (139,016)      (80,660)
                                                               ---------      --------
         Total stockholders' (deficit) equity...............     (32,154)       17,522
                                                               ---------      --------
         Total liabilities and stockholders' (deficit)
           equity...........................................   $ 216,922      $220,455
                                                               =========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE DATA)

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                   -------------------     -------------------
                                                     1999       1998         1999       1998
                                                   --------    -------     --------    -------
Revenues.........................................  $ 24,521    $ 1,716     $ 42,796    $ 2,664
Cost of services.................................    18,668      1,617       30,736      2,507
                                                   --------    -------     --------    -------
          Gross margin...........................     5,853         99       12,060        156
OPERATING EXPENSES:
Selling, general and administrative expenses.....    12,974      3,997       25,623      6,252
Depreciation and amortization....................     5,759        866       11,031      1,497
                                                   --------    -------     --------    -------
Operating loss...................................   (12,880)    (4,764)     (24,594)    (7,593)
OTHER EXPENSE:
Interest expense, net............................   (18,914)      (665)     (34,524)      (841)
Other expense, net...............................      (176)        --       (1,056)        --
                                                   --------    -------     --------    -------
Loss before minority interest and income taxes...   (31,970)    (5,429)     (60,174)    (8,434)
Minority interest................................       647         --        1,850         --
                                                   --------    -------     --------    -------
Loss before income taxes.........................   (31,323)    (5,429)     (58,324)    (8,434)
Income tax provision.............................        --         --           --         --
                                                   --------    -------     --------    -------
          Net loss...............................  $(31,323)   $(5,429)    $(58,324)   $(8,434)
                                                   ========    =======     ========    =======
Net loss per share, basic and diluted............  $  (1.32)   $ (0.32)    $  (2.73)   $ (0.51)
                                                   ========    =======     ========    =======
Shares used in net loss per share calculation,
  basic and diluted..............................    23,739     16,829       21,336     16,402
                                                   ========    =======     ========    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                           (UNAUDITED, IN THOUSANDS)

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                   -------------------     -------------------
                                                     1999       1998         1999       1998
                                                   --------    -------     --------    -------
Net loss.........................................  $(31,323)   $(5,429)    $(58,324)   $(8,434)
Other comprehensive income, net of tax:
  Foreign currency translation adjustments.......     1,777         --        3,352         --
                                                   --------    -------     --------    -------
          Comprehensive loss.....................  $(29,546)   $(5,429)    $(54,972)   $(8,434)
                                                   ========    =======     ========    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (UNAUDITED, IN THOUSANDS EXCEPT SHARE DATA)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                1999       1998
                                                              --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(58,324)  $  (8,434)
Adjustments to reconcile net loss to net cash used in
  operating activities --
  Depreciation and amortization.............................    11,031       1,497
  Non-cash interest expense.................................    30,795         263
  Non-cash compensation expense.............................       528         587
  Minority interest.........................................    (1,845)         --
  Change in accounts receivable.............................      (409)       (392)
  Change in prepaid expenses and other assets...............    (1,918)       (477)
  Change in accounts payable, accrued expenses and other
     liabilities............................................     1,924         666
                                                              --------   ---------
          Net cash used in operating activities.............   (18,218)     (6,290)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in connection with acquisitions, net of cash
  acquired..................................................        --    (113,950)
Deposits paid in conjunction with new business alliances....        --      (1,237)
Capital expenditures........................................   (16,228)       (126)
                                                              --------   ---------
          Net cash used in investing activities.............   (16,228)   (115,313)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from interim financing.............................        --     120,000
Principal payments on note payable -- related party.........      (150)       (365)
Principal payments on short-term debt.......................      (202)         --
Principal payments on obligations under capital leases......    (3,333)       (498)
Proceeds from exercise of stock options.....................     1,798          --
Proceeds from issuance of common stock, net of offering
  expenses..................................................        --         900
Proceeds from issuance of preferred stock, net of offering
  expenses..................................................    32,500      12,509
                                                              --------   ---------
          Net cash provided by financing activities.........    30,613     132,546
Effect of exchange rate changes on cash and cash
  equivalents...............................................      (266)         --
                                                              --------   ---------
          Net decrease in cash and cash equivalents.........    (4,099)     10,943
Cash and cash equivalents, beginning of the period..........     9,015         179
                                                              --------   ---------
Cash and cash equivalents, end of the period................  $  4,916   $  11,122
                                                              ========   =========
Cash paid during the period for interest....................  $  1,509   $     379
                                                              ========   =========
Cash paid during the period for income taxes................  $     --   $      --
                                                              ========   =========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
Conversion of notes payable -- related parties and accrued
  interest for 230,627 shares of Series B preferred stock...  $     --   $   1,236
                                                              ========   =========
Issuance of 250,000 shares of Series B preferred stock for
  notes receivable..........................................  $     --   $   1,018
                                                              ========   =========
Acquisition of assets under capital lease and other
  financing facilities......................................  $ 31,473   $   1,986
                                                              ========   =========
Issuance of warrants in connection with Interim Loan........  $  3,656   $      --
                                                              ========   =========
Stock issued in ICX acquisition.............................  $     --   $     536
                                                              ========   =========

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

     In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1999, and the results of operations for the three and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998. The results of operations for the three and six months ended June 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

  Financial Condition

     The Company is subject to various risks in connection with the operation of its business including, among other things, (i) an inability to repay the Interim Loan Facility due August 18, 1999, (ii) changes in external competitive market factors, (iii) termination of certain operating agreements or inability to enter into additional operating agreements, (iv) inability to satisfy anticipated working capital or other cash requirements, (v) changes in or developments under domestic or foreign laws, regulations, licensing requirements or telecommunications standards, (vi) changes in the availability of transmission facilities, (vii) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market,
(viii) various competitive factors that may prevent the Company from competing successfully in the marketplace, and (ix) the Company's lack of liquidity and its ability to raise additional capital. The Company has incurred losses since inception, expects to continue to incur operating losses in the near future, and has an accumulated deficit of approximately $139.0 million as of June 30, 1999 as well as a working capital deficit of approximately $166.1 million. Funding of the Company's working capital deficit, current and future operating losses and expansion of the Company's global network will require substantial continuing capital investment. The Company's strategy is to fund these cash requirements through debt facilities and additional equity financing.

     The Company's Interim Loan facility, which originally matured on June 23, 1999 and has been extended until August 18, 1999, is secured by a lien on substantially all of the Company's assets and certain of its subsidiaries and a pledge of the capital stock of certain of the Company's subsidiaries. The Company is currently pursuing several alternatives for repaying the Interim Loan, but to date it does not have such an arrangement in place, nor any definitive arrangement to further extend the due date thereof. In the event that the Interim Loan is not repaid by its current maturity date (or any further extended maturity date, as the case may be), the Interim Loan holders have an agreement with the Company and certain of the Company's

                WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES stockholders pursuant to which the Company and such stockholders will be obligated to support and use their respective best efforts to achieve any transaction or series of transactions involving the sale of all or any part of the Company or any subsidiary or any of their assets which is proposed by the Interim Loan holders.

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

     In addition, an element of the Company's business strategy includes the identification and pursuit of strategic acquisitions. The recent decline in the market price of the Company's common stock may have an adverse effect on the Company's ability to engage in any such strategic acquisition, thereby adversely affecting the implementation of the Company's business strategy. The Company currently does not have any agreements, understandings or arrangements with respect to any such strategic acquisitions.

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

     The Company views itself as participating in one business segment -- facilities-based global telecommunications. Its operations can be viewed as European and North American. Intersegment revenues are not material. Financial data by geographic area for 1999 are as follows (in thousands):

     Three months ended June 30, 1999:

                                                           EUROPEAN   NORTH AMERICAN(1)    TOTAL
                                                           --------   -----------------   --------
Revenues.................................................  $ 18,247        $ 6,274        $ 24,521
Depreciation and amortization............................     4,174          1,585           5,759
Operating loss...........................................    (4,422)        (8,458)        (12,880)
Interest expense, net....................................   (17,859)        (1,055)        (18,914)
                                                           --------        -------        --------
          Net loss.......................................  $(21,634)       $(9,689)       $(31,323)
                                                           ========        =======        ========

                WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES

     Six months ended June 30, 1999:

                                                           EUROPEAN   NORTH AMERICAN(1)    TOTAL
                                                           --------   -----------------   --------
Revenues.................................................  $ 32,681       $ 10,115        $ 42,796
Depreciation and amortization............................     8,300          2,731          11,031
Operating loss...........................................    (8,959)       (15,635)        (24,594)
Interest expense, net....................................   (33,436)        (1,088)        (34,524)
                                                           --------       --------        --------
          Net loss.......................................  $(40,546)      $(17,778)       $(58,324)
                                                           ========       ========        ========
Total assets.............................................  $158,363       $ 58,559        $216,922
Capital expenditures.....................................    11,415          4,813          16,228
Intangible assets, net...................................    47,723         14,035          61,758

---------------

(1) Includes all corporate overhead costs.

     For the three and six months ended June 30, 1998, all operations were North American based.

(3) COMMITMENTS AND CONTINGENCIES

  Interim Loan Facility

     To finance the EnerTel acquisition, the Company entered into a $120 million Interim Loan facility with a consortium of lenders effective June 23, 1998, the terms of which also included the issuance of warrants. The Interim Loan, which originally matured on June 23, 1999 and has been extended until August 18, 1999, includes certain negative and affirmative covenants and is secured by a lien on substantially all of the assets of the Company and certain of its subsidiaries and a pledge of the capital stock of certain of the Company's subsidiaries. The Interim Loan bears interest at LIBOR (as defined in the credit agreement related to the Interim Loan) plus 6% per annum (13.0% at June 30, 1999) increasing by 0.5% per annum at the end of each period of three consecutive months after June 23, 1998; provided, that such interest rate shall not exceed 16% per annum if paid in cash or 18% per annum if capitalized. As of June 30, 1999, the Interim Loan holders, in aggregate, have received warrants exercisable for 4,069,904 shares of Common Stock at a price per share of $0.01. In addition to the warrants which the Interim Loan holders had received as of June 30, 1999, such holders are entitled to receive additional warrants on the date the Interim Loan is repaid in full, so that all warrants issued to such holders represent 11% of the Company's fully-diluted outstanding Common Stock on the date of such repayment. As of June 30, 1999, the warrants were valued at an aggregate of $26.1 million.

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

     In February 1999, the Company entered into an agreement with a telecommunication carrier to sell to such carrier transmission capacity throughout various points of presence in Europe for approximately $8 million, payable upon acceptance of the circuits by the carrier. The contract provides the purchaser with an indefeasible right of use of this capacity for a period of 20 years. The Company has entered into a separate

                WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES agreement with a European telecommunications company which gives the Company the right to purchase capacity through these points of presence. This contract provides for indefeasible right of use for a period of 10 years. The Company is pursuing means to satisfy the capacity commitment to the Company's customer for the remaining 10 years of that contract.

     During the second quarter, the Company recorded revenue under the contract of $2.1 million and costs, including an estimate of future costs for years 11-20 based on an independent third party's estimate, of $2.5 million. This represents management's best estimate of the present value of such future costs to provide these services. Management will monitor this estimate and adjust as necessary when, and if, additional information is available. The initial transaction under the contract was negotiated in anticipation of future profitable revenues from the customer.

  Legal

     The Company's common stock is now quoted and traded on the OTC Bulletin Board under the symbol "WRDP" after having been delisted from the Nasdaq SmallCap Market as of the close of business on August 4, 1999.

     Several shareholder class action lawsuits have been filed against the Company and certain of its former officers and directors in connection with its Nasdaq delisting. The Company has not yet been served with any notice, process or pleading with respect to any such proceeding. The Company intends to vigorously defend these lawsuits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE ON "FORWARD-LOOKING" STATEMENTS

     The information set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in the Company's revenues and profitability,
(ii) prospective business opportunities and (iii) the Company's strategy for expanding and financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends" or "expects". These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

     The Company's revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: (i) an inability to repay the Interim Loan Facility due August 18, 1999, (ii) changes in external competitive market factors, (iii) termination of certain operating agreements or inability to enter into additional operating agreements, (iv) inability to satisfy anticipated working capital or other cash requirements, (v) changes in or developments under domestic or foreign laws, regulations, licensing requirements or telecommunications standards, (vi) changes in the availability of transmission facilities, (vii) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market,
(viii) various competitive factors that may prevent the Company from competing successfully in the marketplace, and (ix) the Company's lack of liquidity and its ability to raise additional capital. In light of these risks and uncertainties, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The foregoing review of important factors should not be construed as exhaustive. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

     The Company's growth to date has occurred principally through acquisitions, most notably its acquisition of EnerTel, a national provider of telecommunications services in the Netherlands. The Company acquired EnerTel in June 1998, for consideration consisting of approximately $92 million and the payment of certain EnerTel indebtedness of approximately $17 million. In November 1998 the Company sold a 15% interest in the direct parent of EnerTel to former shareholders of EnerTel for approximately $14.8 million, of which approximately $2.8 million was an equity investment in the subsidiary and approximately $12 million was in the form of a shareholder note. The principal on this shareholder note is payable ten years after the Company's repayment of the Interim Loan, which financed the Company's acquisition of EnerTel.

     In addition to the Company's EnerTel operations, during 1998 the Company acquired International InterConnect, Inc. ("IIC") and Intercontinental Exchange, Inc. ("ICX") which serve distributors and resellers focused on international calling card and private line services. The Company believes that these operations help it to expand its name recognition and traffic volumes in emerging markets. Formerly based in the San Francisco Bay area, ICX provides telecommunication services principally through a network of agents and distributors in Japan and other Asian countries. During the first quarter of 1999, ICX's operations were integrated with the Company's Omaha, Nebraska based calling card operation and its traffic was migrated to the Company's Omaha switch. The Company acquired the assets and operations of ICX in April 1998, in exchange for 400,000 shares of Common Stock.

     In August 1998, the Company acquired the assets and operations of IIC. The purchase consideration was 879,442 shares of Common Stock and $750,000 in cash. Based in Rockledge, Florida, IIC specializes in providing international long distance services primarily in Latin America. IIC's customer base consists primarily of resellers, multinational corporations, foreign embassies, and other businesses.

     In February 1998, the Company commenced operations in the Netherlands through the acquisition of MathComp B.V., whose name was changed to WorldPort Communications Europe, B.V. ("WorldPort Europe"). In connection with this acquisition, the Company issued 150,000 shares of Common Stock and paid $250,000 in cash. The former shareholder of WorldPort Europe is eligible to earn an additional 2,350,000 shares of Common Stock contingent upon the attainment of certain revenue and gross margin requirements during the first and second quarters of 1999. Following the acquisition of EnerTel, the Company recorded charges of approximately $5.2 million in the fourth quarter of 1998 for the wind down of the WorldPort Europe operations in 1999. See "Legal Proceedings."

     As of August 6, 1999, the Company had 27,147,152 shares of Common Stock outstanding, or 59,087,637 shares on a fully diluted basis. The number of shares outstanding on a fully-diluted basis takes into account (i) all outstanding shares of Common Stock, (ii) all outstanding shares of the Company's convertible preferred stock, together with all options to acquire such stock, (iii) all outstanding warrants to acquire the Company's Common Stock, together with such number of additional warrants which the Company would have been required to issue to the Interim Loan holders had the Interim Loan been repaid on August 6, 1999 so that such holders would hold warrants exercisable into 11% of the fully-diluted outstanding Common Stock on such date (as contemplated by the Interim Loan facility), and (iv) all outstanding options which had vested as of August 6, 1999 and which had an exercise price at or below the market price on such date.

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

     During the second quarter, the Company recorded revenue under the contract of $2.1 million and costs, including an estimate of future costs for years 11-20 based on an independent third party's estimate, of $2.5 million. This represents management's best estimate of the present value of such future costs to provide these services. Management will monitor this estimate and adjust as necessary when, and if, additional information is available. The initial transaction under the contract was negotiated in anticipation of future profitable revenues from the customer.

RESULTS OF OPERATIONS

     During the three months and six months ended June 30, 1999, the Company incurred losses of $31.3 million and $58.3 million, respectively, compared to losses of $5.4 million and $8.4 million during the same periods in 1998. Included in the losses incurred during the three and six months ended June 30, 1999 are the operating results of EnerTel, IIC and ICX, including amortization of the purchased intangibles and recording of financing costs related to the Company's acquisition of EnerTel, as well as general expenses related to the Company's worldwide business development and financing activities. The operating results for ICX and IIC did not have a material impact on the losses incurred by the Company in 1999. To address and remedy historical operating losses and to increase its competitiveness, revenues and gross margins, the Company has taken various steps to improve each subsidiary's operating efficiency, network capability and carrier cost structure. The Company believes these cost-reduction and revenue-enhancing initiatives will have a positive impact on the Company's future operating results. However, as its business remains in the early growth stage, the Company anticipates that it will continue to incur operating losses and cash flow deficiencies for the near future.

  Revenues

     Revenues for the three and six months ended June 30, 1999 were $24.5 million and $42.8 million, respectively, compared to $1.7 million and $2.7 million for the three and six months ended June 30, 1998. The increase in revenues is primarily attributed to the inclusion of the results of operations of EnerTel, acquired in June 1998. EnerTel's revenues were $15.9 million and $30.3 million, respectively, during the three and six months ended June 30, 1999. Also contributing to the increase over the prior year is the inclusion of IIC acquired in July 1998. This entity contributed approximately $1.8 million and $3.7 million in total revenues during the three and six months ended June 30, 1999. Results for the three and six months ended June 30, 1999 also include revenue of $2.1 million from the sale of transmission capacity under an agreement between the Company and a telecommunication carrier.

     EnerTel primarily generates revenue from the transmission of both domestic and international switched minutes in the Netherlands. EnerTel also derives revenues from the fixed monthly rental of private line circuits. The growth in EnerTel's revenues during 1998 and the first six months of 1999 included growth in all EnerTel product lines including virtual point of presence (VPOP) internet access; direct access local, national and international switched services; and 800/900 products as well as the wholesale portion of the Bel 1600 business, a residential services business which the Company sold in 1998.

  Gross Margin

     Gross margin for the three and six months ended June 30, 1999 was $5.9 million and $12.1 million, respectively, compared to $99,000 and $156,000 for the three and six months ended June 30, 1998. The increase in gross margin was primarily due to the inclusion of the results of operations of EnerTel and IIC. The Company's primary costs of sales are its cost of terminating switched minutes through third parties, as well as its cost of access circuits used to connect its customers in the Netherlands. In addition, $2.5 million of costs were recorded during the second quarter associated with the sale of transmission capacity under an agreement between the Company and a telecommunication carrier.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased to $13.0 million from $4.0 million and to $25.6 million from $6.3 million for the three and six months ended June 30, 1999 and 1998, respectively. The increase is primarily due to (i) the inclusion of the selling, general and administrative expenses associated with the operation of EnerTel, and IIC, (ii) increased business development and expansion activity, and (iii) growth in the Company's U.S. operations, marketing and corporate staff.

  Depreciation and Amortization

     Depreciation and amortization expense for the three and six months ended June 30, 1999 was $5.8 million and $11.0 million, respectively, compared to $0.9 million and $1.5 million for the three and six months ended June 30, 1998. The increase was due to (i) depreciation on the assets acquired in connection with the EnerTel and IIC acquisitions, (ii) amortization of goodwill and other intangible assets associated with the EnerTel and IIC acquisitions, and (iii) depreciation on additional switching and network equipment acquired during 1998 and 1999.

  Other Income (Expense)

     Interest expense, net increased to $18.9 million from $665,000 and to $34.5 million from $841,000 for the three and six months ended June 30, 1999 and 1998, respectively. The increase in interest expense is due primarily to the Interim Loan, which accounted for $16.9 million and $31.9 million of interest expense during the three and six months ended June 30, 1999, respectively. Interest expense also included interest for (i) the debt the Company assumed in connection with the EnerTel and IIC acquisitions, and (ii) the acquisition of switching equipment subject to capital lease.

     Other expense, net for the three and six months ended June 30, 1999 was $176,000 and $1.1 million, respectively, compared to $0 for the three and six months ended June 30, 1998. This amount represents the costs incurred to exit certain commitments and relationships which are no longer considered in line with the Company's core strategy.

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

     As of June 30, 1999 and December 31, 1998 the Company had a working capital deficit of $166.1 million and $103.8 million, respectively. The working capital deficit at June 30, 1999 is due to (i) the Interim Loan, (ii) the acquisition of additional switching and peripheral equipment and transatlantic capacity, the majority of which is being financed pursuant to capital leases and vendor financing, and (iii) the operating losses of the Company.

     Operations used $18.2 million during the six months ended June 30, 1999 due primarily to the (i) operating losses, and (ii) increased business development and expansion activity.

     Investing activities used $16.2 million during the six months ended June 30, 1999. Investing activities during the six-month period consisted entirely of capital spending.

     Financing activities provided $30.6 million during the six months ended June 30, 1999. Financing activities during the six months ended June 30, 1999 consisted primarily of proceeds from the issuance of 920,419 shares of the Series C convertible preferred stock in January 1999 and the exercise of employee stock options, reduced by principal payments on capital leases and notes payable.

     To finance the EnerTel acquisition, the Company entered into a $120 million Interim Loan facility with a consortium of lenders effective June 23, 1998, the terms of which also included the issuance of warrants. The

Interim Loan, which originally matured on June 23, 1999 and has been extended until August 18, 1999, includes certain negative and affirmative covenants and is secured by a lien on substantially all of the assets of the Company and certain of its subsidiaries and a pledge of the capital stock of certain of the Company's subsidiaries. The Interim Loan bears interest at LIBOR (as defined in the credit agreement related to the Interim Loan) plus 6% per annum (13.0% at June 30, 1999) increasing by 0.5% per annum at the end of each period of three consecutive months after June 23, 1998; provided, that such interest rate shall not exceed 16% per annum if paid in cash or 18% per annum if capitalized. As of June 30, 1999, the Interim Loan holders, in aggregate, have received warrants exercisable for 4,069,904 shares of Common Stock at a price per share of $0.01. In addition to the warrants which the Interim Loan holders had received as of June 30, 1999, such holders are entitled to receive additional warrants on the date the Interim Loan is repaid in full, so that all warrants issued to such holders represent 11% of the Company's fully-diluted outstanding Common Stock on the date of such repayment. As of June 30, 1999, the warrants were valued at an aggregate of $26.1 million.

     Funding of the Company's working capital deficit, current and future operating losses and execution of its global growth plans will require substantial continuing capital investment. The Company's strategy is to fund these cash requirements through debt facilities and additional equity financing. In addition, the Company currently has approximately $52 million in equipment lease facilities.

     The Company's Interim Loan facility, which matures on August 18, 1999, is secured by a lien on substantially all of the Company's assets and certain of its subsidiaries and a pledge of the capital stock of certain of the Company's subsidiaries. The Company is currently pursuing several alternatives for repaying the Interim Loan, but to date it does not have such an arrangement in place, nor any definitive arrangement to further extend the due date thereof. In the event that the Interim Loan is not repaid by its current maturity date (or any further extended maturity date, as the case may be), the Interim Loan holders have an agreement with the Company and certain of the Company's stockholders pursuant to which the Company and such stockholders will be obligated to support and use their respective best efforts to achieve any transaction or series of transactions involving the sale of all or any part of the Company or any subsidiary or any of their assets which is proposed by the Interim Loan holders.

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

     In addition, an element of the Company's business strategy includes the identification and pursuit of strategic acquisitions. The recent decline in the market price of the Company's common stock may have an adverse effect on the Company's ability to engage in any such strategic acquisition, thereby adversely affecting the implementation of the Company's business strategy. The Company currently does not have any agreements, understandings or arrangements with respect to any such strategic acquisitions.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, which amends Statement 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (that is, January 1, 2001 for companies with calendar-year fiscal years). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and transactions involving hedge accounting. The Company has not yet determined the impact this statement will have on its consolidated financial statements.

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

     WorldPort's operations in Europe, principally in the Netherlands, expose the Company to currency exchange rates risks. To manage the volatility attributable to these exposures, the Company nets the exposures to take advantage of natural offsets. Currently, the Company does not enter into any hedging arrangements to reduce this exposure. The Company is not aware of any facts or circumstances that would significantly impact such exposures in the near-term. If, however, there was a 10% sustained decline of the Dutch Gilder versus the U.S. dollar, then the consolidated financial statements could be materially effected as the Company's Dutch operations represented approximately
(i) 71% of the Company's total assets as of June 30, 1999, (ii) 65% and 71%, respectively, of the Company's total revenues for the three and six months ended June 30, 1999, and (iii) 65% and 67%, respectively, of the Company's net loss for the three and six months ended June 30, 1999.

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

ITEM 2.  CHANGES IN SECURITIES

     During the second quarter of 1999, the Company made the following issuances of securities without registration under the Securities Exchange Act of 1933, as amended ("Securities Act"). All such issuances were made to "accredited investors" as defined in the Securities Act and its regulations and were exempt from registration under Section 4(2) of the Securities Act:

          In December 1998, the Company entered into a Series C Preferred Stock Purchase Agreement (the "Series C Purchase Agreement") with The Heico Companies, LLC ("Heico"), pursuant to which Heico acquired 1,132,824 shares of Series C convertible preferred stock for an aggregate purchase price of $40.0 million ($32.5 million was received for 920,419 shares in January
     1999). Pursuant to the Series C Purchase Agreement, Heico also received an option to purchase up to 283,206 additional shares of Series C convertible preferred stock (the "Series C Option") for an aggregate purchase price of $10 million.

          On July 15, 1999, Heico completed an additional $15.0 million equity investment in the Company through (i) the exercise the Series C Option and
     (ii) the purchase of 141,603 shares of Series E convertible preferred stock for an aggregate purchase price of $5.0 million. In connection with this investment, the Company granted Heico a three-year option to purchase 424,809 shares of Series F convertible preferred stock for an aggregate purchase price of $15.0 million.

          At Heico's option, it may convert these shares of preferred stock into Common Stock at a conversion price of, in the case of the Series C convertible preferred stock and the Series E convertible preferred stock, $3.25 per share of Common Stock and, in the case of the Series F convertible preferred stock, $4.00 per share of Common Stock.

          On December 31, 1998, the Company terminated its advisory agreement with Maroon Bells Capital Partners, Inc. ("MBCP"). In connection with this termination, among other things, the Company agreed to issue to MBCP shares of convertible preferred stock having an aggregate liquidation preference of $1,029,994 and convertible into Common Stock at $3.25 per share. In July 1999, 316,921 shares of Series D convertible preferred stock were issued to MBCP in satisfaction of this agreement.

          During the quarter, various holders of Series A and Series B Preferred Stock converted their shares into 0.4 million and 2.6 million shares, respectively, of Common Stock in accordance with the terms of the related certificate of designations, preferences and rights.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

EXHIBIT
  NO.                                 DESCRIPTION
-------                               -----------
10.1     --   Employment Agreement between Carl Grivner and the Company
              dated June 25, 1999*
27.1     --   Financial Data Schedule (for SEC use only)

* Such exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Quarterly Report on Form 10-Q.

REPORTS ON FORM 8-K

     No Current Reports on Form 8-K were filed during the period covered by this Report.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WORLDPORT COMMUNICATIONS, INC.

                                          By:        /s/ JOHN HANSON
                                            ------------------------------------
                                                        John Hanson
                                                  Chief Financial Officer

Date: August 16, 1999