Form 10-Q
period 1999-09-30
WORLDPORT COMMUNICATIONS INC
filed 1999-11-15
CIK 857847

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999

                                       Or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _______

                        Commission File Number 000-25015

                         WORLDPORT COMMUNICATIONS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                     84-1127336
------------------------------------------------       ------------------------
(State or other jurisdiction of incorporation or       (IRS Employer ID Number)
              organization)

    1825 Barrett Lakes Blvd.
   Suite 100, Kennesaw, Georgia                              30144
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

                                 (770) 792-8735
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES [X]    NO [ ]




As of November 8, 1999, the Registrant had 27,160,014 shares of Common Stock par value $0.0001 outstanding.

                         WORLDPORT COMMUNICATIONS, INC.
                                TABLE OF CONTENTS


                                                                                                             Page
                                                                                                             ----
PART I - FINANCIAL INFORMATION

       Item 1.      Financial Statements

                    Condensed Consolidated Balance Sheets as of
                    September 30, 1999 (unaudited) and December 31, 1998 ...............................       3

                    Condensed Consolidated Statements of Operations
                    For the Three and Nine Months Ended September 30,
                    1999 and 1998 (unaudited) ..........................................................       4

                    Condensed Consolidated Statements of Comprehensive Income
                    For the Three and Nine Months Ended September 30,
                    1999 and 1998 (unaudited) ..........................................................       5

                    Condensed Consolidated Statements of Cash Flows for the
                    Nine Months Ended September 30, 1999 and 1998 (unaudited) ..........................       6

                    Notes to Condensed Consolidated Financial Statements (unaudited) ...................       7

       Item 2.      Management's Discussion and Analysis of
                    Financial Condition and Results of Operations ......................................      12

       Item 3.      Quantitative and Qualitative Disclosures About Market Risk .........................      18

PART II - OTHER INFORMATION

       Item 1.      Legal Proceedings ..................................................................      18

       Item 2.      Changes in Securities and Use of Proceeds ..........................................      19

       Item 6.      Exhibits and Reports on Form 8-K ...................................................      20

SIGNATURE


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                                             SEPTEMBER 30,        DECEMBER 31,
                                                                                                  1999                1998
                                                                                             -------------        -------------
                                     ASSETS                                                    (UNAUDITED)
CURRENT ASSETS:
    Cash and cash equivalents .......................................................          $   1,068           $   9,015
    Accounts receivable, net of allowance for doubtful accounts
       of $280 and $1,054, respectively .............................................              1,683              11,765
    Receivable from related party ...................................................                 --              32,500
    Prepaid expenses and other current assets .......................................                163               3,021
            Total current assets ....................................................              2,914              56,301
    PROPERTY AND EQUIPMENT, net .....................................................                901              91,226

    OTHER ASSETS:
          Goodwill, net .............................................................                 --              43,190
          Other intangibles, net ....................................................                 --              21,851
          Net assets held for sale ..................................................            104,985                  --
          Other assets, net .........................................................                198               7,887
                                                                                               ---------           ---------
                       TOTAL ASSETS .................................................          $ 108,998           $ 220,455
                                                                                               =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable ...............................................................          $   8,755           $  25,335
     Accrued expenses ...............................................................              8,066              19,302
     Current portion of obligations under capital leases ............................              1,674               2,631
     Other current liabilities ......................................................                193               1,952
     Interim loan facility ..........................................................            134,934             110,926
            Total current liabilities ...............................................            153,622             160,146

Long-term obligations under capital leases, net of current portion ..................              6,051              17,539
Note payable, net of current portion ................................................                 --              12,028
Other long-term liabilities .........................................................                 19              11,375
             Total liabilities ......................................................            159,692             201,088

MINORITY INTEREST ...................................................................                 --               1,845

COMMITMENTS AND CONTINGENCIES (Note 3): .............................................                 --                  --

STOCKHOLDERS' (DEFICIT) EQUITY:
     Undesignated preferred stock, $0.0001 par value, 4,800,000 shares
        authorized,  no shares issued and outstanding ...............................                 --                  --
     Series A convertible preferred stock, $0.0001 par value, 750,000 shares authorized, 0 and 493,889 shares issued and outstanding in
        1999 and 1998, respectively .................................................                 --                  --
     Series B convertible preferred stock, $0.0001 par value, 3,000,000 shares authorized, 1,112,852 and 2,931,613 shares issued and outstanding in
        1999 and 1998, respectively .................................................                 --                  --
     Series C convertible preferred stock, $0.0001 par value, 1,450,000 shares authorized, 1,416,030 and 1,132,824 shares issued and outstanding in
        1999 and 1998, respectively .................................................                 --                  --
     Series D convertible preferred stock, $0.0001 par value, 650,000 shares authorized, 316,921 and 0 shares issued and outstanding in
       1999 and 1998, respectively ..................................................                 --                  --
     Series E convertible preferred stock, $0.0001 par value, 145,000 shares authorized, 141,603 and 0 shares issued and outstanding in
       1999 and 1998, respectively ..................................................                 --                  --
     Common stock, $0.0001 par value, 65,000,000 shares authorized,
        27,127,391 and 18,228,916 shares issued and outstanding in
        1999 and 1998, respectively .................................................                  3                   2
     Warrants .......................................................................             29,054              28,263
     Additional paid-in capital .....................................................            100,757              77,414
     Unearned compensation expense ..................................................               (365)               (750)
     Cumulative translation adjustment ..............................................             (4,827)             (6,747)
     Accumulated deficit ............................................................           (175,316)            (80,660)
                    Total stockholders' (deficit) equity ............................            (50,694)             17,522
                                                                                               ---------           ---------
                    TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY ............          $ 108,998           $ 220,455
                                                                                               =========           =========

The accompanying notes are an integral part of these consolidated financial statements.

                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE DATA)


                                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                  SEPTEMBER 30,              SEPTEMBER 30,
                                                              1999           1998         1999          1998
                                                            --------      --------      --------      --------
REVENUES ..............................................     $ 22,467      $ 11,746      $ 65,263      $ 14,410
COST OF SERVICES ......................................       14,124         8,473        44,860        10,980
                                                            --------      --------      --------      --------
     Gross margin .....................................        8,343         3,273        20,403         3,430

OPERATING EXPENSES:
     Selling, general and administrative expenses .....       15,836        14,097        41,459        20,349
     Depreciation and amortization ....................        6,096         4,281        17,127         5,778
     Asset impairment .................................       12,842            --        12,842            --
                                                            --------      --------      --------      --------
     Operating loss ...................................      (26,431)      (15,105)      (51,025)      (22,697)

OTHER EXPENSE:
     Interest expense, net ............................       (9,666)       (9,360)      (44,190)      (10,202)
     Other expense, net ...............................         (230)           --        (1,286)           --
                                                            --------      --------      --------      --------

LOSS BEFORE MINORITY INTEREST AND INCOME
  TAXES ...............................................      (36,327)      (24,465)      (96,501)      (32,899)
MINORITY INTEREST .....................................           --            --         1,845            --
                                                            --------      --------      --------      --------
LOSS BEFORE INCOME TAXES ..............................      (36,327)      (24,465)      (94,656)      (32,899)
INCOME TAX PROVISION ..................................           --            --            --            --
                                                            --------      --------      --------      --------
NET LOSS ..............................................     $(36,327)     $(24,465)     $(94,656)     $(32,899)
                                                            ========      ========      ========      ========

NET LOSS PER SHARE, BASIC AND DILUTED .................     $ ( 1.51)     $  (1.38)     $  (4.26)     $  (1.95)
                                                            ========      ========      ========      ========

SHARES USED IN NET LOSS PER SHARE
     CALCULATION, BASIC AND DILUTED.....................      24,039        17,702        22,237        16,841
                                                            ========      ========      ========      ========



The accompanying notes are an integral part of these consolidated financial statements.

                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                            (UNAUDITED, IN THOUSANDS)


                                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                SEPTEMBER 30,
                                                               1999           1998          1999          1998
                                                            -----------     --------      --------      --------
Net loss ..............................................     $  (36,327)     $(24,465)     $(94,656)     $(32,899)
Other comprehensive income, net of tax:
     Foreign currency translation adjustments .........         (1,432)           --         1,920            --
                                                            -----------     --------      --------      --------

Comprehensive loss ....................................     $  (37,759)     $(24,465)     $(92,735)     $(32,899)
                                                            ===========     ========      ========      --------

The accompanying notes are an integral part of these consolidated financial statements.

                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (UNAUDITED, IN THOUSANDS EXCEPT SHARE DATA)

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                             1999            1998
                                                                                             -----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                  $ (94,656)     $ (32,899)
Adjustments to reconcile net loss to net cash
     used in operating activities -
          Depreciation and amortization                                                      17,127          5,778
          Asset impairment                                                                   12,842             --
          Non-cash interest expense                                                          39,027          3,882
          Non-cash compensation expense                                                         385          1,419
          Minority interest                                                                  (1,845)            --
          Change in accounts receivable                                                      (6,385)        (2,194)
          Change in prepaid expenses and other assets                                        (3,394)        (1,485)
          Other                                                                               1,927             --
          Change in accounts payable, accrued expenses and other liabilities                     95         12,985
                                                                                          ---------      ---------
                    Net cash used in operating activities                                   (34,879)       (12,514)

CASH FLOWS FROM INVESTING ACTIVITIES:
          Cash paid in connection with acquisitions, net of cash acquired                        --       (113,891)
          Deposits paid in conjunction with new business alliances                               --         (1,238)
          Capital expenditures                                                              (16,228)        (7,614)
                                                                                          ---------      ---------
                    Net cash used in investing activities                                   (16,228)      (122,743)

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from interim financing                                                        --        120,000
          Principal payments on note payable - related party                                   (150)          (365)
          Principal payments on short-term debt                                                (192)            --
          Principal payments on obligations under capital leases                             (5,696)          (722)
          Proceeds from exercise of stock options                                             1,798             --
          Proceeds from issuance of common stock, net of offering expenses                        6            900
          Proceeds from issuance of preferred stock, net of offering expenses                47,500         12,777
                                                                                          ---------      ---------
                    Net cash provided by financing activities                                43,266        132,590

Effect of exchange rate changes on cash and cash equivalents                                    165          4,904
                                                                                          ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         (7,676)         2,237

CASH AND CASH EQUIVALENTS, beginning of the period                                            9,015            179
                                                                                          ---------      ---------

CASH AND CASH EQUIVALENTS, end of the period                                              $   1,339      $   2,416
                                                                                          =========      =========

CASH PAID DURING THE PERIOD FOR INTEREST                                                  $   2,263      $     491
                                                                                          =========      =========

CASH PAID DURING THE PERIOD FOR INCOME TAXES                                              $      --      $      --
                                                                                          =========      =========

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

       Conversion of notes payable - related parties and accrued interest for
          230,627 shares of Series B preferred stock                                      $      --      $   1,236
                                                                                          =========      =========
       Issuance of 250,000 shares of Series B preferred stock for notes receivable        $      --      $   1,017
                                                                                          =========      =========
       Acquisition of assets under capital lease and other financing facilities           $  38,241      $   4,320
                                                                                          =========      =========
       Issuance of warrants in connection with Interim Loan                               $   4,797      $      --
                                                                                          =========      =========
       Conversion of obligation for 316,921 shares of Series D Preferred Stock            $   1,030
                                                                                          =========
       Stock issued in ICX and IIC acquisition                                            $      --      $   8,326
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

                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Basis of Presentation

         WorldPort Communications, Inc. (together with its subsidiaries, the "Company"), previously known as Sage Resources, Inc., was organized as a Colorado corporation on January 6, 1989, to evaluate, structure and complete mergers with, or acquisitions of other entities. In October 1996, the Company changed its domicile to Delaware and changed to its current name. The Company is a facilities-based global telecommunications carrier offering voice, data and other telecommunications services to carriers, internet service providers ("ISPs"), medium and large corporations and distributors and resellers.

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

         In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1999, and the results of operations for the three and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998. The results of operations for the three and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

         Financial Condition

         The Company is subject to various risks in connection with the operation of its business including, among other things, (i) an inability to repay the Interim Loan Facility due November 18, 1999,
         (ii) changes in external competitive market factors, (iii) termination of certain operating agreements or inability to enter into additional operating agreements, (iv) inability to satisfy anticipated working capital or other cash requirements, (v) changes in or developments under domestic or foreign laws, regulations, licensing requirements or telecommunications standards, (vi) changes in the availability of transmission facilities, (vii) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market, (viii) various competitive factors that may prevent the Company from competing successfully in the marketplace, and
         (ix) the Company's lack of liquidity and its ability to raise additional capital. The Company has incurred losses since inception, expects to continue to incur operating losses in the near future, and has an accumulated deficit of approximately $175.3 million as of September 30, 1999 as well as a working capital deficit of approximately $150.1 million. Funding of the Company's working capital deficit, current and future operating losses and investment in additional telecommunications assets will require substantial continuing capital investment. The Company's strategy has been to fund these cash requirements through debt facilities and additional equity financing. The Company is also seeking to finance its cash requirements through the sale of some or all of its present operating assets. On November 11, 1999, the Company entered into a series of Definitive Agreements with Energis Plc for the sale of its 85% shareholding in Worldport Communications Europe Holdings, B.V., The Parent of Enertel N.V. and Associated Assets ("Enertel") for $570 million. It is expected that this sale will be consummated by the end of the first quarter of the year 2000. The Company intends to apply a portion of the net proceeds to be realized from this sale to repay all existing debt, including the Interim Loan, trade credit and other liabilities. It is expected that the Company will consider a new strategic focus following this sale utilizing the remaining net proceeds.

         The Company's Interim Loan facility, which originally matured on June 23, 1999 and has been extended until November 18, 1999, is secured by a lien on substantially all of the Company's assets and certain of its subsidiaries and a pledge of the capital stock of certain of the Company's subsidiaries. It is contemplated that the proceeds from the sale of EnerTel will be used to repay the Interim Loan. In the event that the Interim Loan is not repaid by its current maturity date (or any further extended maturity date, as the case may be), the Interim Loan holders have an agreement with the Company and certain of the Company's stockholders pursuant to which the Company and such stockholders will be obligated to support and use their respective best efforts to achieve any transaction or series of transactions involving the sale of all or any part of the Company or any subsidiary or any of their assets which is proposed by the Interim Loan holders.

         Although the Company has been able to arrange debt facilities or equity financing to date, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to the Company. Failure to complete the sale of EnerTel or failure to obtain sufficient capital will materially affect the Company's operations. As a result of the aforementioned factors and related uncertainties, there is substantial doubt about the Company's ability to continue as a going concern.

         In August 1999, the Company announced that it was closing its U.S. carrier operations and initiated the process of disposing of certain assets and subsidiaries, including Telenational Communications, Inc. ("TNC") and International InterConnect, Inc. ("IIC"). The Company is currently negotiating the sale of these operations, but to date does not have any definitive sale arrangements. The Company has taken an asset impairment charge of approximately $5.4 million, $6.5 million and $1 million in connection with the pending sale of TNC, IIC and other U.S. based assets, respectively, to write the net investments down to their anticipated net realizable value. Additionally, the balance sheet accounts of EnerTel, TNC and IIC have been collapsed in the accompanying financial statements, and are reflected as net assets held for sale in "Other Assets". The following table summarizes the net assets prior to collapsing the balance sheet accounts and the net realizable asset write-down (in thousands):


                                            TNC         IIC          Other       EnerTel          Total
                                         -------      -------      -------      ---------      ---------
         Working capital                 $   791      $   504      $    --      $ (15,501)     $ (14,206)
         Property, plant & equipment         939          487        3,954        110,860        116,240
         Other assets                         --          144           --         14,842         14,986
         Non current liabilities             (64)      (2,853)          --        (56,120)       (59,037)
         Intangible assets                 5,050        8,524           --         46,270         59,844
         Impairment loss                  (5,366)      (6,476)      (1,000)            --        (12,842)
                                         -------      -------      -------      ---------      ---------
           Net assets held for sale      $ 1,350      $   330      $ 2,954      $ 100,351      $ 104,985

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

(2)      SEGMENT DISCLOSURES

         In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires the reporting of profit and loss, specific revenue and expense items and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to the corresponding amounts in the general purpose financial statements. The Company adopted SFAS No. 131 during the year ended December 31, 1998.

         The Company views itself as participating in one business segment - facilities-based global telecommunications. Its operations can be viewed as European and North American. Intersegment revenues are not material. Financial data by geographic area for the three months ended September 30, 1999 and 1998, and the nine months ended September 30, 1999 are as follows (in thousands):

         Three months ended September 30, 1999:

                                               European      North American (1)      Total
                                               --------      ------------------      -----
         Revenues                               $16,639           $ 5,828           $22,467
         Depreciation and amortization            4,089             2,007             6,096
         Operating loss                          (3,585)          (22,846)          (26,431)
         Interest expense, net                   (8,843)             (823)           (9,666)
         Net loss                               (12,427)          (23,900)          (36,327)

         Three months ended September 30, 1998:

                                               European      North American (1)      Total
                                               --------      ------------------      -----
         Revenues                               $ 8,003           $ 3,743           $11,746
         Depreciation and amortization            3,371               910             4,281
         Operating loss                          (8,608)           (6,497)          (15,105)
         Interest expense, net                   (9,435)               75            (9,360)
         Net loss                               (18,044)           (6,421)          (24,465)

         Nine months ended September 30, 1999:

                                               European      North American (1)      Total
                                               --------      ------------------      -----
         Revenues                               $49,320           $15,943           $65,263
         Depreciation and amortization           12,389             4,738            17,127
         Operating loss                         (12,544)          (38,481)          (51,025)
         Interest expense, net                  (42,279)           (1,911)          (44,190)
         Net loss                               (52,974)          (41,682)          (94,656)


         (1)  Includes all corporate overhead costs.

         The Company acquired its European operations in June 1998. Prior to that, all of its operations were North American based.

         The Company is in the process of selling certain assets and subsidiaries. Accordingly, at September 30, 1999 the balance sheet accounts of these assets and subsidiaries have been collapsed into net assets held for sale (see footnote 1 for additional information).


(3)      COMMITMENTS AND CONTINGENCIES

         Interim Loan Facility

         To finance the EnerTel acquisition, the Company entered into a $120 million Interim Loan facility with a consortium of lenders effective June 23, 1998, the terms of which also included the issuance of warrants.

         The Interim Loan, which originally matured on June 23, 1999 and has been extended until November 18, 1999, includes certain negative and affirmative covenants and is secured by a lien on substantially all of the assets of the Company and certain of its subsidiaries and a pledge of the capital stock of certain of the Company's subsidiaries. In order to secure the extension until November 18, 1999, the Company has agreed to pay the Lenders an amendment fee of $600,000 at the maturity date. The amendment fee has been recorded as interest expense in the accompanying financial statements. The Interim Loan bears interest at LIBOR (as defined in the credit agreement related to the Interim Loan) plus 6% per annum (13.5% at September 30, 1999) increasing by 0.5% per annum at the end of each period of three consecutive months after June 23, 1998; provided, that such interest rate shall not exceed 16% per annum if paid in cash or 18% per annum if capitalized. As of September 30, 1999, the Interim Loan holders, in aggregate, have received warrants exercisable for 4,069,904 shares of Common Stock at a price per share of $0.01. In addition to the warrants which the Interim Loan holders had received as of September 30, 1999, such holders are entitled to receive additional warrants on the date the Interim Loan is repaid in full, so that all warrants issued to such holders represent 11% of the Company's fully-diluted outstanding Common Stock on the date of such repayment. As of September 30, 1999, the warrants issued and to be issued in connection with the Interim Loan were valued at an aggregate of approximately $29.1 million. It is contemplated that the proceeds from the sale of EnerTel will be used to repay the Interim Loan.

         Capacity Commitments

         The Company has entered into agreements with a vendor for the purchase of STM-1's of capacity on the AC-1 cable system or STM-1 level capacity on additional undersea and terrestrial cable systems under development by this vendor. In 1998, the Company made a deposit of $2 million with this vendor which will be applied against the Company's aggregate $66 million purchase commitment over the next 3 years under this agreement. In 1999, the Company purchased undersea cable capacity from the vendor by converting its deposit and paying an additional $5.1 million as down-payment, and obtaining vendor financing for the remaining $15.8 million purchase price. This vendor financing bears interest at a rate of 11.5% and requires quarterly principal payments of $1.2 million beginning on the earlier of the Company having received aggregate proceeds from debt or equity issuances (other than vendor financing) of at least $150 million, or March 1, 2000 and ending March 2002. The Company has not yet made any principal payments on this vendor financing. The Company intends to sell all or a portion of this capacity in conjunction with other asset sale activities now under consideration.

         In February 1999, the Company entered into an agreement with a telecommunication carrier to sell to such carrier transmission capacity throughout various points of presence in Europe for approximately $8 million, payable upon acceptance of the circuits by the carrier. The contract provides the purchaser with an indefeasible right of use of this capacity for a period of 20 years. The Company has entered into a separate agreement with a European telecommunications company which gives the Company the right to purchase capacity through these points of presence. This contract provides for indefeasible rights of use for a period of 10 years. The Company is pursuing means to satisfy the capacity commitment to the Company's customer for the remaining 10 years of that contract. During the second quarter of 1999, the Company recorded revenue under the contract of $2.1 million and costs, including an estimate of future costs for years 11-20 based on an independent third party's estimate, of $2.5 million. This represents management's best estimate of the present value of such future costs to provide these services. Management will monitor this estimate and adjust as necessary when, and if, additional information is available. The initial transaction under the contract was negotiated in anticipation of future profitable revenues from the customer.

         Legal

         The Company's common stock is now quoted and traded on the OTC Bulletin Board under the symbol "WRDP.OB" after having been delisted from the Nasdaq SmallCap Market as of the close of business on August 4, 1999.

         Since July 14, 1999, the Company and certain of its former officers have been named as defendants in multiple shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. The plaintiffs in these lawsuits seek to represent a class of individuals who purchased or otherwise acquired the Company's common stock from as early as December 31, 1998 through June 25, 1999. Among other things, the plaintiffs allege the defendants spoke positively about financing the Company obtained from The Heico Companies, LLC without disclosing the risk that the financing might cause the Company to be delisted from Nasdaq. The plaintiffs further allege the truth was purportedly revealed on June 28, 1999 when the Company announced that it was under review by Nasdaq and the disclosure that the Company might be delisted from Nasdaq adversely affected the value of the Company's common stock. The plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Company intends to defend these lawsuits vigorously, but due to inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to the Company, it would have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

NOTE ON "FORWARD-LOOKING" STATEMENTS

         The information set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in the Company's revenues and profitability, (ii) prospective business opportunities and (iii) the Company's strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends" or "expects". These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

         The Company's revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: (i) an inability to repay the Interim Loan Facility due November 18, 1999, (ii) changes in external competitive market factors,
         (iii) termination of certain operating agreements or inability to enter into additional operating agreements, (iv) inability to satisfy anticipated working capital or other cash requirements, (v) changes in or developments under domestic or foreign laws, regulations, licensing requirements or telecommunications standards, (vi) changes in the availability of transmission facilities, (vii) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market, (viii) various competitive factors that may prevent the Company from competing successfully in the marketplace, and (ix) the Company's lack of liquidity and its ability to raise additional capital. In light of these risks and uncertainties, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The foregoing review of important factors should not be construed as exhaustive. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

OVERVIEW

         The Company is a facilities-based global telecommunications carrier offering voice, data and other telecommunications services to carriers, internet service providers ("ISPs"), medium and large corporations and distributors and resellers. In order to meet its obligations under the Interim Loan Facility due November 18, 1999, the Company is currently exploring the sale of some or all of its assets. On November 11, 1999, the Company entered into a series of definitive agreements with Energis PLC for the sale of its 85% shareholding in Worldport Communications Europe Holdings, B.V., the Parent of Enertel N.V. and Associated Assets ("Enertel") for $570 million. It is expected that this sale will be consummated by the end of the first quarter of the year 2000. The Company intends to apply a portion of the net proceeds to be realized from this sale to repay all existing debt, including the Interim Loan, trade credit and other liabilities. It is expected that the Company will consider a new strategic focus following this sale utilizing the remaining net proceeds.


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

         In addition to the Company's EnerTel operations, during 1998 the Company acquired Intercontinental Exchange, Inc. ("ICX") and International InterConnect, Inc. ("IIC") which serve distributors and resellers focused on international calling card and private line services. Formerly based in the San Francisco Bay area, ICX provides telecommunication services principally through a network of agents and distributors in Japan and other Asian countries. During the first quarter of 1999, ICX's operations were integrated with the Company's Omaha, Nebraska based calling card operation and its traffic was migrated to the Company's Omaha switch. The Company acquired the assets and operations of ICX in April 1998, in exchange for 400,000 shares of Common Stock.

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

         As of November 8, 1999, the Company had 27,160,014 shares of Common Stock outstanding, or 59,907,057 shares on a fully diluted basis. The number of shares outstanding on a fully-diluted basis takes into account (i) all outstanding shares of Common Stock, (ii) all outstanding shares of the Company's convertible preferred stock, together with all options to acquire such stock, (iii) all outstanding warrants to acquire the Company's Common Stock, together with such number of additional warrants which the Company would have been required to issue to the Interim Loan holders had the Interim Loan been repaid on November 8, 1999 so that such holders would hold warrants exercisable into 11% of the fully-diluted outstanding Common Stock on such date (as contemplated by the Interim Loan facility), and (iv) all outstanding options which had vested as of November 8, 1999 and which had an exercise price at or below the market price on such date.

         Capacity Commitments

         The Company has entered into agreements with a vendor for the purchase of STM-1's of capacity on the AC-1 cable system or STM-1 level capacity on additional undersea or terrestrial cable systems under development by this vendor. In 1998, the Company made a deposit of $2 million with this vendor which will be applied against the Company's aggregate $66 million commitment over the next 3 years under this agreement. In March 1999, the Company purchased undersea cable capacity from the vendor by converting its deposit and paying an additional $5.1 million as down-payment, and obtaining vendor financing for the remaining $15.8 million purchase price. This vendor financing bears interest at a rate of 11.5% and requires quarterly principal payments beginning on the earlier of the Company having received aggregate proceeds from debt or equity issuances (other than Vendor financing) of at least $150 million, or March 1, 2000 and ending in March 2002. The Company has not yet made any principal payments on this vendor financing. The Company intends to sell all or a portion of this capacity in conjunction with other asset sale activities now under consideration.

         In February 1999, the Company entered into an agreement with a telecommunication carrier to sell to such carrier transmission capacity throughout various points of presence in Europe for approximately $8 million, payable upon acceptance of the circuits by the carrier. The contract provides the purchaser with an indefeasible right of use of this capacity for a period of 20 years. The Company has entered into a separate agreement with a European telecommunications company which gives the Company the right to purchase capacity through these points of presence. This contract provides for indefeasible right of use for a period of 10 years. The Company is pursuing means to satisfy the capacity commitment to the Company's customer for the remaining 10 years of that contract. During the second quarter of 1999, the Company recorded revenue under the contract of $2.1 million and costs, including an estimate of future costs for years 11-20 based on an independent third party's estimate, of $2.5 million. This represents management's best estimate of the present value of such future costs to provide these services. Management will monitor this estimate and adjust as necessary when, and if, additional information is available. The initial transaction under the contract was negotiated in anticipation of future profitable revenues from the customer.

RESULTS OF OPERATIONS

         During the three months and nine months ended September 30, 1999, the Company incurred losses of $36.3 million and $94.7 million, respectively, compared to losses of $24.5 million and $32.9 million during the same periods in 1998. Included in the losses incurred during the three and nine months ended September 30, 1999 are the operating results of EnerTel, IIC and ICX, including amortization of the purchased intangibles and recording of financing costs related to the Company's acquisition of EnerTel, as well as general expenses related to the Company's worldwide business development and financing activities. The operating results for ICX and IIC did not have a material impact on the losses incurred by the Company in 1999. To address and remedy historical operating losses and to increase its competitiveness, revenues and gross margins, the Company has taken various steps to improve each subsidiary's operating efficiency, network capability and carrier cost structure. In August 1999, the Company took steps to terminate its U.S. wholesale carrier operations and significantly reduce its U.S. staffing related to those wholesale operations. It also announced plans to explore strategic alternatives, including the sale of assets. On November 11, 1999, the Company entered into a series of definitive agreements with Energis PLC for the sale of its 85% shareholding in Worldport Communications Europe Holdings, B.V., the Parent of Enertel N.V. and Associated Assets ("Enertel") for $570 million. It is expected that this sale will be consummated by the end of the first quarter of the year 2000. The Company intends to apply a portion of the net proceeds to be realized from this sale to repay all existing debt, including the Interim Loan, trade credit and other liabilities. It is expected that the Company will consider a new strategic focus following this sale utilizing the remaining net proceeds. Failure to complete the sale of EnerTel or failure to obtain sufficient capital will materially affect the Company's operations. As a result of the aforementioned factors and related uncertainties, there is substantial doubt about the Company's ability to continue as a going concern.

         Revenues

         Revenues for the three and nine months ended September 30, 1999 were $22.5 million and $65.3 million, respectively, compared to $11.7 million and $14.4 million for the three and nine months ended September 30, 1998. The increase in revenues is primarily attributed to the inclusion of the results of operations of EnerTel, acquired in June 1998 and the commencement of the Company's U.S. wholesale carrier operations during 1999. EnerTel's revenues were $15.5 million and $45.8 million, respectively, during the three and nine months ended September 30, 1999. The U.S. wholesale carrier operations, which the Company terminated in the third quarter of 1999, contributed revenues of $3.5 million and $6.8 million during the three and nine months ended September 30, 1999, respectively. Also contributing to the increase over the prior year is the inclusion of IIC acquired in July 1998. This entity contributed approximately $1.6 million and $5.3 million in total revenues during the three and nine months ended September 30, 1999. Results for the nine months ended September 30, 1999 also include revenue of $2.1 million from the sale of transmission capacity under an agreement between the Company and a telecommunication carrier.

         EnerTel primarily generates revenue from the transmission of both domestic and international switched minutes in the Netherlands. EnerTel also derives revenues from the fixed monthly rental of private line circuits. The growth in EnerTel's revenues during 1998 and the first nine months of 1999 included growth in all EnerTel product lines including virtual point of presence (VPOP) internet access; the Kennisnet national data network for the Dutch school system, direct access local, national and international switched services; and 800/900 products as well as the wholesale portion of the Bel 1600 business, a residential services business which the Company sold in 1998.

         Gross Margin

         Gross margin for the three and nine months ended September 30, 1999 was $8.3 million and $20.4 million, respectively, compared to $3.3 million and $3.4 million for the three and nine months ended September 30, 1998. The increase in gross margin was primarily due to the inclusion of the results of operations of EnerTel. The Company's primary costs of sales are its cost of terminating switched minutes through third parties, as well as its cost of access circuits used to connect its customers in the Netherlands.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased to $15.8 million from $14.1 million and to $41.5 million from $20.3 million for the three and nine months ended September 30, 1999 and 1998, respectively. The increase is primarily due to (i) the inclusion of the selling, general and administrative expenses associated with the operation of EnerTel, the U.S. wholesale carrier operations and IIC, (ii) increased business development and expansion activity, and (iii) costs incurred in connection with the termination of the Company's U.S. wholesale carrier operations and the reduction in the U.S. corporate headquarters staff.

         Depreciation and Amortization

         Depreciation and amortization expense for the three and nine months ended September 30, 1999 was $6.1 million and $17.1 million, respectively, compared to $4.3 million and $5.8 million for the three and nine months ended September 30, 1998. The increase was due to (i) depreciation on the assets acquired in connection with the EnerTel and IIC acquisitions, (ii) amortization of goodwill and other intangible assets associated with the EnerTel and IIC acquisitions, and (iii) depreciation on additional switching and network equipment acquired during 1998 and 1999.

         Asset Impairment

         In the quarter ended September 30, 1999, the Company recorded nonrecurring charges totaling approximately $12.8 million in connection with its decision to close and/or sell certain U.S. operations. Included in these nonrecurring charges are charges totaling approximately $11.8 million to write-down the Company's investment in TNC and IIC to their estimated net realizable value and an asset impairment charge of $1 million to reduce certain U.S. based telecommunications equipment to their estimated resale values.

         Other Income (Expense)

         Interest expense, net was $9.7 million compared to $9.4 million for the three months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 interest expense, net was $44.2 million compared to $10.2 million during the same period in 1998. The increase in interest expense is due primarily to the Interim Loan issued on June 23, 1998. Interest expense also included interest for the debt the Company assumed in connection with the EnerTel and IIC acquisitions, and the acquisition of switching equipment subject to capital lease.

         Other expense, net for the three and nine months ended September 30, 1999 was $.2 million and $1.3 million. This amount mainly consists of costs incurred to exit certain commitments.

LIQUIDITY AND CAPITAL RESOURCES

         The Company is an emerging international telecommunications service provider executing a business plan that requires substantial capital. The Company currently has a working capital deficit and has operated at a loss since its inception. Funding of the working capital deficit, current and future operating losses, expansion of the Company's global network, and repayment of the Interim Loan facility will require substantial continuing capital investment.

         As of September 30, 1999 and December 31, 1998 the Company had a working capital deficit of $150.7 million and $103.8 million, respectively. The working capital deficit at September 30, 1999 is due to (i) the Interim Loan, (ii) the acquisition of additional switching and peripheral equipment and transatlantic capacity, the majority of which is being financed pursuant to capital leases and vendor financing, and (iii) the operating losses of the Company.

         Operations used $34.9 million during the nine months ended September 30, 1999 due primarily to the (i) operating losses, and (ii) increased business development activity.

         Investing activities used $16.2 million during the nine months ended September 30, 1999. Investing activities during the nine-month period consisted entirely of capital spending.

         Financing activities provided $43.3 million during the nine months ended September 30, 1999. Financing activities during the nine months ended September 30, 1999 consisted primarily of proceeds from the issuance of 920,419 shares of the Series C convertible preferred stock in January 1999, the exercise of an option to purchase 283,206 shares of the Series C convertible preferred stock in July 1999, the issuance of 141,603 shares of the Series E convertible preferred stock in July 1999, and the exercise of employee stock options, reduced by principal payments on capital leases and notes payable.

         To finance the EnerTel acquisition, the Company entered into a $120 million Interim Loan facility with a consortium of lenders effective June 23, 1998, the terms of which also included the issuance of warrants. The Interim Loan, which originally matured on June 23, 1999 and has been extended until November 18, 1999, includes certain negative and affirmative covenants and is secured by a lien on substantially all of the assets of the Company and certain of its subsidiaries and a pledge of the capital stock of certain of the Company's subsidiaries. In order to secure the extension until November 18, 1999, the Company has agreed to pay the Lenders an amendment fee of $600,000 at the maturity date. The amendment fee has been recorded as interest expense in the accompanying financial statements. The Interim Loan bears interest at LIBOR (as defined in the credit agreement related to the Interim Loan) plus 6% per annum (13.5% at September 30,
         1999) increasing by 0.5% per annum at the end of each period of three consecutive months after June 23, 1998; provided, that such interest rate shall not exceed 16% per annum if paid in cash or 18% per annum if capitalized. As of September 30, 1999, the Interim Loan holders, in aggregate, have received warrants exercisable for 4,069,904 shares of Common Stock at a price per share of $0.01. In addition to the warrants which the Interim Loan holders had received as of September 30, 1999, such holders are entitled to receive additional warrants on the date the Interim Loan is repaid in full, so that all warrants issued to such holders represent 11% of the Company's fully-diluted outstanding Common Stock on the date of such repayment. As of September 30, 1999, the warrants were valued at an aggregate of approximately $29.1 million. The Company intends to apply a portion of the net proceeds to be realized from this sale to repay all existing debt, including the Interim Loan, trade credit and other liabilities. It is expected that the Company will consider a new strategic focus following this sale utilizing the remaining net proceeds.


         Funding of the Company's working capital deficit, current and future operating losses and any investment in additional telecommunication assets will require substantial continuing capital investment. The Company's strategy has been to fund these cash requirements through debt facilities and additional equity financing. The Company is also seeking to finance its cash requirements through the sale of some or all of its present operating assets. On November 11, 1999, the Company entered into A Series of Definitive Agreements with Energis Plc for the sale of its 85% shareholding in Worldport Communications Europe Holdings, B.V., The Parent of Enertel N.V. and Associated Assets ("Enertel") for $570 million. It is expected that this sale will be consummated by the end of the first quarter of the Year 2000. The Company intends to apply a portion of the net proceeds to be realized from this sale to repay all existing debt, including the Interim Loan, trade credit and other liabilities. It is expected that the Company will consider a new strategic focus following this sale utilizing the remaining net proceeds.

         The Company's Interim Loan facility, which matures on November 18, 1999, is secured by a lien on substantially all of the Company's assets and certain of its subsidiaries and a pledge of the capital stock of certain of the Company's subsidiaries. In the event that the Interim Loan is not repaid by its current maturity date (or any further extended maturity date, as the case may be), the Interim Loan holders have an agreement with the Company and certain of the Company's stockholders pursuant to which the Company and such stockholders will be obligated to support and use their respective best efforts to achieve any transaction or series of transactions involving the sale of all or any part of the Company or any subsidiary or any of their assets which is proposed by the Interim Loan holders.

         Although the Company has been able to arrange debt facilities or equity financing to date, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to the Company. Failure to complete the sale of EnerTel or failure to obtain sufficient capital will materially affect the Company's operations. As a result of the aforementioned factors and related uncertainties, there is substantial doubt about the Company's ability to continue as a going concern.

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

         The Company does not anticipate additional material expenditures for Year 2000 compliance issues. As WorldPort is a relatively new company, commencing operations in late 1997, Year 2000 compliance has been a requirement in all system related procurement. In circumstances where acquired subsidiaries' systems are not compliant, remediation via upgrades or system change-out is on-going. The Company's new systems implementation is expected to be completed by December 15, 1999. Management believes that the Company's remaining information technology ("IT") systems and other non IT systems are currently Year 2000 compliant or will be compliant by December 15, 1999 after applying vendor supplied upgrades to these systems. The cost of the upgrades are not considered to be material.

         The Company has obtained documentation from its suppliers, customers, financial institutions and others as to the status of their Year 2000 compliance programs and the possibility of any interface difficulties relating to Year 2000 compliance that may affect the Company. While few significant concerns were identified, each has been addressed with a program of remediation. All programs are targeted for completion by December 15, 1999. However, Year 2000-related operating problems or expenses may arise in connection with the Company's computer systems and software or in connection with the Company's interface with the computer systems and software of its suppliers, customers, financial institutions and others. Because such third-party systems or software may not be Year 2000 compliant, the Company has developed contingency plans to address Year 2000 failures of the entities with which it interfaces. The Company could be required to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on its business, results of operation and financial conditions.

         The Company's worst case scenario does not contemplate a major business disruption from internal systems. The Company believes that it has exercised reasonable diligence to assess whether external systems and interfaces are adequately prepared.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which amends Statement 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (that is, January 1, 2001 for companies with calendar-year fiscal years). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and transactions involving hedge accounting. The Company has not yet determined the impact this statement will have on its consolidated financial statements.


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

         WorldPort's operations in Europe, principally in the Netherlands, expose the Company to currency exchange rate risks. To manage the volatility attributable to these exposures, the Company nets the exposures to take advantage of natural offsets. Currently, the Company does not enter into any hedging arrangements to reduce this exposure. The Company is not aware of any facts or circumstances that would significantly impact such exposures in the near-term. If, however, there was a 10% sustained decline of the Dutch Guilder versus the U.S. dollar, then the consolidated financial statements could be materially effected as the Company's Dutch operations represented approximately
         (i) 92% of the Company's total assets as of September 30, 1999, (ii) 74% and 76%, respectively, of the Company's total revenues for the three and nine months ended September 30, 1999, and (iii) 34% and 56%, respectively, of the Company's net loss for the three and nine months ended September 30, 1999.


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

         The Company and WorldPort Communications Europe, B.V., one of the Company's European subsidiaries ("WorldPort Europe"), are defendants in litigation filed in the District courts of The Hague. The cases, filed in January 1999, by Mr. Bahman Zolfagharpour, allege that the Company breached agreements with Mr. Zolfagharpour in connection with its purchase of MathComp B.V. (now WorldPort Europe) from Mr. Zolfagharpour and its subsequent purchase of EnerTel. The litigation seeks damages in an amount exceeding $20 million and the award of 2,350,000 shares of the Company's common stock to Mr. Zolfagharpour. The Company believes that the litigation is wholly without merit and intends to defend the case vigorously. Earlier claims filed by Mr. Zolfagharpour with respect to his employment agreement with WorldPort Europe have been resolved.

         Since July 14, 1999, the Company and certain of its former officers have been named as defendants in multiple shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. The plaintiffs in these lawsuits seek to represent a class of individuals who purchased or otherwise acquired the Company's common stock from as early as December 31, 1998 through June 25, 1999. Among other things, the plaintiffs allege the defendants spoke positively about financing the Company obtained from The Heico Companies, LLC without disclosing the risk that the financing might cause the Company to be delisted from Nasdaq. The plaintiffs further allege the truth was purportedly revealed on June 28, 1999 when the Company announced that it was under review by Nasdaq and the disclosure that the Company might be delisted from Nasdaq adversely affected the value of the Company's common stock. The plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Company intends to defend these lawsuits vigorously, but due to inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to the Company, it would have a material adverse effect on the Company's business, financial condition and results of operations.

         From time to time, the Company is involved in various other lawsuits or claims arising from the normal course of business. In the opinion of management, none of these lawsuits or claims will have a material adverse effect on the Company's financial condition or results of operations.


ITEM 2.  CHANGES IN SECURITIES

         During the third quarter of 1999, the Company made the following issuances of securities without registration under the Securities Exchange Act of 1933, as amended ("Securities Act"). All such issuances were made to "accredited investors" as defined in the Securities Act and its regulations and were exempt from registration under Section 4(2) of the Securities Act:

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

         During the quarter ended September 30, 1999, various holders of Series A and Series B Preferred Stock converted their shares into 81,944 and 1,691,184 shares, respectively, of Common Stock in accordance with the terms of the related certificate of designations, preferences and rights.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

              Exhibit No.                                           Description
              -----------                                           -----------

               10.1                      Settlement Agreement between the Company and Paul A. Moore, dated
                                         July 15, 1999 *

               10.2                      Interim Loan Extension Letter, dated June 23, 1999

               10.3                      Interim Loan Extension Letter, dated July 1, 1999

               10.4                      Consent and Amendment No. 8 to the Credit Agreement, dated
                                         July 8, 1999

               10.5                      Consent and Amendment No. 9 to the Credit Agreement, dated
                                         August 18, 1999

                3.1                      Certificate of Designation S, preferences and Rights of
                                         Series D Preferred Stock

               27.1                      Financial Data Schedule (for SEC use only)

* Such exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Quarterly Report on Form 10-Q.

REPORTS ON FORM 8-K

No Current Reports on Form 8-K were filed during the period covered by this Report, on July 15, 1999 (which was reported under Item 5 - Other Events). other than a Form 8-K filed on August 10, 1999 with respect to the issuance of certain securities to The Heico Companies, LLC

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 WORLDPORT COMMUNICATIONS, INC.




Date:  November 12, 1999         By:  /s/ John T. Hanson
                                     ------------------------------------
                                     John T. Hanson
                                     Chief Financial Officer