Form 10-Q/A
period 1999-09-30
WORLDPORT COMMUNICATIONS INC
filed 1999-11-18
CIK 857847

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                AMENDMENT NO. 1
                                       TO
                                    FORM 10-Q


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

                              YES [X]    NO [ ]




As of November 8, 1999, the Registrant had 27,547,092 shares of Common Stock par value $0.0001 outstanding.

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

         Financial Condition

         The Company is subject to various risks in connection with the operation of its business including, among other things, (i) an inability to repay the Interim Loan Facility due November 18, 1999,
         (ii) changes in external competitive market factors, (iii) termination of certain operating agreements or inability to enter into additional operating agreements, (iv) inability to satisfy anticipated working capital or other cash requirements, (v) changes in or developments under domestic or foreign laws, regulations, licensing requirements or telecommunications standards, (vi) changes in the availability of transmission facilities, (vii) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market, (viii) various competitive factors that may prevent the Company from competing successfully in the marketplace, and
         (ix) the Company's lack of liquidity and its ability to raise additional capital. The Company has incurred losses since inception, expects to continue to incur operating losses in the near future, and has an accumulated deficit of approximately $175.3 million as of September 30, 1999 as well as a working capital deficit of approximately $150.1 million. Funding of the Company's working capital deficit, current and future operating losses and investment in additional telecommunications assets will require substantial continuing capital investment. The Company's strategy has been to fund these cash requirements through debt facilities and additional equity financing. The Company is also seeking to finance its cash requirements through the sale of some or all of its present operating assets. On November 11, 1999, the Company entered into a series of agreements for the purchase by Energis p/l ("Energis") of 100% of WorldPort Communications Europe Holdings, B.V. ("WorldPort Communications Europe") for an estimated aggregate value of $570 million. The Company owns 85% of the outstanding capital stock of WorldPort Communications Europe which is the parent of EnerTel. As part of the transaction the Company is selling to Energis certain additional assets, including its switch operations in London and New York. It is expected that this sale will be consummated by the end of the first quarter of the year 2000. Following the repayment of the Company's outstanding indebtedness (including the Interim Loan) and accounts payable, the assumption by Energis of certain contractual obligations of the Company and the payment of applicable taxes and transaction costs, the Company expects to receive between $200 to $215 million of net cash proceeds from this sale. It is expected that the Company will consider a new strategic focus following this sale utilizing the remaining net proceeds.

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

OVERVIEW

         The Company is a facilities-based global telecommunications carrier offering voice, data and other telecommunications services to carriers, internet service providers ("ISPs"), medium and large corporations and distributors and resellers. In order to meet its obligations under the Interim Loan Facility due November 18, 1999, the Company is currently exploring the sale of some or all of its assets. On November 11, 1999, the Company entered into a series of agreements for the purchase by Energis of 100% of WorldPort Communications Europe for an estimated aggregate value of $570 million. The Company owns 85% of the outstanding capital stock of WorldPort Communications Europe which is the parent of EnerTel. As part of the transaction, the Company is selling to Energis certain additional assets, including its switch operations in London and New York. It is expected that this sale will be consummated by the end of the first quarter of the year 2000. Following the repayment of the Company's outstanding indebtedness (including the Interim Loan) and accounts payable, the assumption by Energis of certain contractual obligations of the Company and the payment of applicable taxes and transaction costs, the Company expects to receive between $200 to $215 million of net cash proceeds from this sale. It is expected that the Company will consider a new strategic focus following this sale utilizing the remaining net proceeds.

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

RESULTS OF OPERATIONS

         During the three months and nine months ended September 30, 1999, the Company incurred losses of $36.3 million and $94.7 million, respectively, compared to losses of $24.5 million and $32.9 million during the same periods in 1998. Included in the losses incurred during the three and nine months ended September 30, 1999 are the operating results of EnerTel, IIC and ICX, including amortization of the purchased intangibles and recording of financing costs related to the Company's acquisition of EnerTel, as well as general expenses related to the Company's worldwide business development and financing activities. The operating results for ICX and IIC did not have a material impact on the losses incurred by the Company in 1999. To address and remedy historical operating losses and to increase its competitiveness, revenues and gross margins, the Company has taken various steps to improve each subsidiary's operating efficiency, network capability and carrier cost structure. In August 1999, the Company took steps to terminate its U.S. wholesale carrier operations and significantly reduce its U.S. staffing related to those wholesale operations. It also announced plans to explore strategic alternatives, including the sale of assets. On November 11, 1999, the Company entered into a series of agreements for the purchase by Energis of 100% of WorldPort Communications Europe for an estimated aggregate value of $570 million. The Company owns 85% of the outstanding capital stock of WorldPort Communications Europe which is the parent of EnerTel. As part of the transaction, the Company is selling to Energis certain additional assets, including its switch operations in London and New York. It is expected that this sale will be consummated by the end of the first quarter of the year 2000. Following the repayment of the Company's outstanding indebtedness (including the Interim Loan) and accounts payable, the assumption by Energis of certain contractual obligations of the Company and the payment of applicable taxes and transaction costs, the Company expects to receive between $200 to $215 million of net cash proceeds from this sale. It is expected that the Company will consider a new strategic focus following this sale utilizing the remaining net proceeds. Failure to complete the sale of EnerTel or failure to obtain sufficient capital will materially affect the Company's operations. As a result of the aforementioned factors and related uncertainties, there is substantial doubt about the Company's ability to continue as a going concern.

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


         Funding of the Company's working capital deficit, current and future operating losses and any investment in additional telecommunication assets will require substantial continuing capital investment. The Company's strategy has been to fund these cash requirements through debt facilities and additional equity financing. The Company is also seeking to finance its cash requirements through the sale of some or all of its present operating assets. On November 11, 1999, the Company entered into a series of agreements for the purchase by Energis of 100% of WorldPort Communications Europe for an estimated aggregate value of $570 million. The Company owns 85% of the outstanding capital stock of WorldPort Communications Europe which is the parent of EnerTel. As part of the transaction, the Company is selling to Energis certain additional assets, including its switch operations in London and New York. It is expected that this sale will be consummated by the end or the first quarter of the Year 2000. Following the repayment of the Company's outstanding indebtedness (including the Interim Loan) and accounts payable, the assumption by Energis of certain contractual obligations of the Company and the payment of applicable taxes and transaction costs, the Company expects to receive between $200 to $215 million of net cash proceeds from this sale. It is expected that the Company will consider a new strategic focus following this sale utilizing the remaining net proceeds.

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



                           PART II. OTHER INFORMATION

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 WORLDPORT COMMUNICATIONS, INC.




Date:  November 17, 1999         By:  /s/ John T. Hanson
                                     ------------------------------------
                                     John T. Hanson
                                     Chief Financial Officer