Form 10-K
period 1999-12-31
WORLDPORT COMMUNICATIONS INC
filed 2000-03-30
CIK 857847

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  for the fiscal year ended December 31, 1999

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  for the transition period from       to

                       Commission file number: 000-25015

                               ----------------

                         WORLDPORT COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                               84-1127336
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification No.)

          1825 Barrett Lakes Blvd., Suite 100, Kennesaw, Georgia 30144
                    (Address of principal executive offices)

                                 (770) 792-8735
              (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                           Names of each exchange
             Title of Each Class                            on which registered
             -------------------                           ----------------------
                    None                                            None

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Shares, $0.0001 Par Value

                               ----------------

   Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of March 1, 2000, 28,737,589 shares of Registrant's common stock were outstanding.

   The aggregate market value of the Registrant's common stock held by non-affiliates on March 1, 2000 was approximately $72,589,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 1999. Portions of such Proxy Statement are incorporated by reference in Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

Our Recent Sale Transactions.

  . On November 11, 1999, through WorldPort International, Inc. ("WorldPort
    International"), our wholly-owned subsidiary, we entered into a series of agreements with Energis plc ("Energis") to sell our 85% stake in the issued and outstanding shares of WorldPort Communications Europe Holding B.V. ("WorldPort Europe"), the parent company of EnerTel, N.V. ("EnerTel"), a national telecommunications services provider in the Netherlands. In connection with the sale of our interest in WorldPort Europe, Energis also agreed to purchase all of the issued and outstanding shares of WorldPort Communications Limited, our U.K. subsidiary. In addition, we agreed to sell our interest in certain switches located in New York and London to subsidiaries of Energis. All of these sale transactions were consummated on January 14, 2000.

  . Effective February 29, 2000, we sold our subsidiary, International
    InterConnect, Inc. ("IIC"), a Rockledge, Florida-based corporation specializing in international long distance services, for a cash payment and the assumption of certain liabilities.

  . Effective March 2, 2000, we assigned certain leasehold and equipment rights relating to our Miami switch operations to a subsidiary of Centennial Communications Corp. for a cash payment and the assumption of certain liabilities.

   We also intend to dispose of our other telecommunications assets located in Omaha, Nebraska in the near future. After these assets are disposed of, we will have exited our telecommunications network operations.

   As a result of the transactions with Energis, we received approximately $463.2 million in cash, and Energis assumed approximately $29.9 million of WorldPort's liabilities. After the payment of our indebtedness, accounts payable, and transaction costs incurred in the Energis transactions, we received between $200 and $215 million of net cash proceeds from the sale. As a result of all of these sales, our only significant asset is cash and cash equivalents.

Description of Our Former Business.

   In General. Prior to the sale transactions described above, we were a facilities-based global telecommunications carrier offering voice, data and other telecommunications services to carriers, Internet service providers ("ISPs"), medium and large corporations and distributors and resellers. The core of our operations and the source of a significant portion of our revenues was our EnerTel subsidiary, the leading second network operator in the Netherlands. EnerTel's switch-based fiber backbone network consisted of three fiber optic rings extending over 1,200 kilometers linking most of the largest cities in the Netherlands, and together with EnerTel's interconnection agreements, passing approximately 70% of the 5.5 million domestic households and substantially all the domestic and multinational business community in the Netherlands.

   Prior to the Energis transaction, we had acquired IRUs on AC-1, an undersea cable connecting North America and Europe, to link EnerTel's switches in Amsterdam and Rotterdam and our DMS GSP international gateway switch in London with our U.S. DMS GSP international gateway switches in New York and Miami. As a result, we had a unified switch network that allowed us to provide On-Net services to our clients in the Netherlands, our European hub, five other Western European countries and the United States. During the fiscal year ended December 31, 1999, although we discontinued our operations in the United States in August 1999, we continued to conduct our telecommunications network operations, principally through EnerTel.

   Sales and Marketing. We developed a global sales, marketing and service organization to market our portfolio of telecommunications products to carriers and corporate customers worldwide. In particular, in Europe and the United States we recruited proven sales professionals with well-developed business relationships in the international long distance industry. We also used indirect sales through various sales channels, including private branch exchange ("PBX") manufacturers and resellers. For the medium sized corporate market, we primarily relied on indirect sales through PBX and other resellers.

   We utilized our independent sales agents and distributors to achieve early market entry in international markets. To enhance our sales and marketing efforts, we also maintained memberships in various telecommunications industry associations, including the European Competitive Telecommunications Association
(ECTA), the Telecommunications Reseller Association (TRA) and CompTel. In addition, we were a corporate sponsor of Internet2, a project of the University Corporation for Advanced Internet Development.

   Products. We offered a broad range of voice, data, video and Internet products and services to customers both within the Netherlands and throughout Europe. Such services included our switched services, dedicated services, switch partitioning, virtual points of presence, telehousing and co-location opportunities, and switchless resale services that we offered carriers, ISPs and business customers. In addition we offered these customers additional services such as international calling cards and international operator services.

   We also offered leased lines, IRU sales, co-location/virtual switching, switched voice, international calling cards, callback services and voice over IP products and services in the United States. In Latin America and Asia, we offered international calling card, debit card and call back based products.

   Dedicated Services. Our network design and network access agreements enabled us to offer leased or sold (IRU) bandwidth in most cities in Europe and the United States. We primarily provided dedicated international bandwidth in increments such as DS-3 and E-1 between our major points of presence in Europe and the United States, where we installed DMS-GSP switches and entered into capacity purchase agreements with other network providers. In addition, EnerTel provided digital leased lines within the Netherlands for carriers and corporations in increments of E-1 (2 Mbs), E-3 (34 Mbs) and STM-1 (55 Mbs). Each STM-1 of capacity on our network was the equivalent of three DS-3s or 63 E-1s.

   Co-location/Virtual Switching. Our co-location, switch room leasing and management, and switch partitioning products enabled us to provide carrier customers with a turn-key network service package at the same time that we generated additional transmission traffic for our switched voice, dedicated and data services. We provided these products and services at our international switching locations in Amsterdam and London.

   Switched Voice Products. We offered carriers, resellers and corporate customers switched termination services for voice and fax telecommunications traffic traveling to points worldwide. Our network design enabled us to offer international transmission services on a switched basis worldwide.

   Switched Voice--800/900 Services. Though EnerTel, we offered toll-free and premium services for both third party information service providers as well as for corporate, carrier and ISP customers.

   Virtual Point of Presence (VPOP). We utilized EnerTel's nationwide network to offer virtual Internet dial-in service for ISPs, large corporate customers and resellers. Customers utilizing this service could access the Internet through an ISP via the EnerTel network through a single access number that could be dialed from nearly every local calling area in the Netherlands. VPOP services grew substantially for EnerTel over the past year as a result of the rapid growth in utilization of the Internet.

   Switchless Resales/Carrier Select Hosting. We provided wholesale network transmission services for resellers in the Netherlands who provide residential and small and medium sized business customers with calling services via proprietary access codes. EnerTel initiated this business to continue to provide the transmission services for the residential distribution business which it sold in 1998.

   International Calling Cards. Our international calling card products were marketed to carriers and to business customers in Europe, the United States, Latin America and Asia, primarily through international distributors and sales agents. We offered international pre-paid calling cards, international credit card billed calling cards, and international call back/direct access.

   Our calling card customers accessed our network for domestic or international long distance services by dialing a local access number or a domestic or international toll-free number which connects the customer to our network. The customer then dialed an access code or personal identification number (PIN) and, upon account verification, was able to dial a domestic or international long distance call. In some cases customers utilized dialing devices which automatically dial the accessed identification numbers.

   Callback Services. Callback access enabled a long distance customer to access a network from locations where there are no in-country facilities or resale agreements. The customer accessed the network from the customer's home or office by dialing a long distance telephone number. The customer received a "call back" from such number and then used the network to connect to a desired location.

   Customers. Prior to the sale transactions described above, we served 55 of the Netherlands' ISPs, 133 medium and large sized corporate customers and 20 carriers, distributors and resellers. We also entered into contracts with an additional 15 carriers, distributors and resellers.

   Carriers. We categorized our carrier customers as follows: (i) Tier I and Tier II carriers, including United States-based long distance carriers, (ii) PTTs, and (iii) emerging alternative carriers, such as competitive local exchange carriers and PTOs. The carrier customers we targeted typically operate their own networks in domestic markets, and operate some infrastructure on international routes.

   Internet Service Providers. We served 55 ISPs in the Netherlands that provided us with national Internet traffic volumes exceeding 115 million minutes per month. ISPs generally require high capacity bandwidth transport from their markets back to the major Internet backbones in the United States. We provided our Netherlands ISP customers with such transport to the Internet exchange in Amsterdam. In addition, in January 1999, EnerTel entered into an agreement to participate as one of a select number of carriers in the GTE Internetworking, Inc. ("GTEI") Alliance Program for international distribution of Internet access products. This alliance program extended the global reach of our VPOP and Internet access products for ISPs and corporate customers.

   Competition. The international and national telecommunications markets in which we operated were highly competitive. Until recently, telecommunications markets in the Netherlands and throughout Europe were dominated by the national PTTs. Since the implementation of a series of European Community and World Trade Organization directives beginning in 1990, the Netherlands and other western European countries have started to liberalize their respective telecommunications markets, thus permitting alternative telecommunications providers to enter the market. Liberalization has coincided with technological innovation to create an increasingly competitive market, characterized by still-dominant PTTs as well as an increasing number of new market entrants. In the Netherlands, we competed primarily with KPN Telecom. As the former sole PTT provider of telecommunications services, KPN Telecom had an established market presence, a fully-built network and financial and other resources that were substantially greater than ours. In addition, various new providers of telecommunications services entered the market, targeting various segments. Companies such as Telfort B.V. (a company which was formed by British Telecom and Nederlandse Spoorwegen N.V., the Netherlands railroad company, and which received the other nationwide telecommunications license which was issued in the Netherlands) as well as Global One Communications, MCI WorldCom, Esprit Telecom plc., COLT Telecom and VersaTel, competed with KPN Telecom and EnerTel in the Netherlands for contracts with large multinational companies. Competition in the Netherlands, as well as the European long distance telecommunications industry in general, was driven by numerous factors, including price, customer service, type and quality of services and customer relationships.

   In other foreign markets, we competed with dominant national telephone companies, and other major incumbent carriers. In addition, we competed with other emerging U.S. and international carriers attempting to enter these markets and with local resellers and marketers of long distance services.

   Company Background. WorldPort was originally organized as a Colorado corporation under the name Sage Resources, Inc. in January 1989 to evaluate, structure and complete mergers with, or acquisitions of, other companies. We remained inactive until 1996 when our domicile was changed to Delaware and our name was changed to WorldPort Communications, Inc. We primarily operated through a number of acquired subsidiaries that operated in Europe, the United States, Latin America and Asia. In addition to our acquisition of EnerTel, the significant acquisitions we completed since our formation are described below:

  . In June 1997, our wholly-owned subsidiary, Telenational Communications,
    Inc. ("TNC") acquired substantially all of the telecommunications assets and operations of Telenational Communications Limited Partnership, a Nebraska limited partnership. The purchased assets included telecommunications switches and other network equipment, customer and vendor contracts, an FCC section 214 common carrier license and an operator services center. The FCC section 214 common carrier license gave us the authority to resell both international switched and private line services of authorized carriers.

  . In April 1998, our wholly-owned subsidiary, WorldPort/ICX, Inc. ("ICX") acquired the telecommunications assets and operations of Intercontinental Exchange, a licensed provider of international telecommunications services headquartered in the San Francisco Bay area. During the first quarter of 1999, we integrated our business of ICX with our Omaha operations. ICX has been merged into TNC.

  . In August 1998, we acquired the operations of International InterConnect,
    Inc. ("IIC"), a Rockledge, Florida-based corporation specializing in international long distance services which were marketed through international distributors primarily in Latin America to multinational corporations, foreign embassies, businesses and other high volume customers. The telecommunications assets of IIC which we acquired included network switching equipment, international private lines and other leased circuits between the United States and countries in Latin America, and other communications equipment.

   Effective February 29, 2000, we sold our subsidiary, International InterConnect, Inc. ("IIC"), a Rockledge, Florida-based corporation specializing in international long distance services, for a cash payment and the assumption of certain liabilities. We also intend to dispose of the assets of TNC.

Employees.

   With the sale of substantially all of our assets, our need for employees has decreased. As of March 31, 2000, we had 8 employees.

Reasons for Our Change in Focus.

   In light of the significant and increasing financial reverses experienced over the last several years, our Board of Directors decided that the sale of the EnerTel assets was in the best interest of our company and stockholders. Consequently, we engaged Salomon Smith Barney as financial advisers to conduct an auction of the EnerTel assets, which led to the January 14, 2000 sale to Energis. As indicated in the information statement forwarded to stockholders in connection with the Energis transaction, the Board of Directors considered a number of factors in reaching its decision to sell to Energis, including the following:

  . the purchase price offered by Energis was more than five times the purchase price that we paid for EnerTel less than two years ago

  . the balance of our outstanding debt obligation and its maturity date of November 18, 1999, as well as the prospects of refinancing or otherwise repaying the debt

  . the impact that bankruptcy proceedings, if initiated, could have on the prospects of our stockholders and creditors realizing value for their interests in or claims against WorldPort

  . the impact on our business of the uncertainties associated with our financial problems, including risks that customers and suppliers would stop doing business with us on customary trade terms and that employees might leave; and the increased risk that if we were forced to seek protection from our creditors under the bankruptcy laws, we might not be able to continue our business

   After considering available options, including a liquidation of the company or the pursuit of a new business, our Board of Directors decided to sell the EnerTel assets and pursue a new strategic direction.

Our New Business.

   We intend to invest the proceeds from the sale to Energis in a new business. The Board of Directors is currently considering strategic alternatives and we expect to announce the new strategic focus in the near future.

Recent Events.

 Additional Investment By Heico.

   In June 1999, Heico agreed to provide a bond to support a bid by us to acquire a telecommunications company in Europe. In consideration of the bond, we agreed to issue to Heico 25,000 shares of our common stock at a purchase price of $0.01 per share. The bond provided by Heico was returned when our bid was unsuccessful. Heico purchased the 25,000 shares of our common stock from us in November 1999.

   In addition, Heico became one of the lenders participating in our interim loan facility which was repaid with the proceeds of the sale to Energis. In connection with Heico's participation in our interim loan, warrants to purchase 416,240 shares of our common stock for $.01 per share at any time expiring in June 2008 were transferred to Heico.

   In December 1999, we entered into a convertible note in favor of Heico in the aggregate principal amount of $2 million. The convertible note accrued interest at a rate of approximately 14% per annum and matured on the consummation of the sale to Energis. Heico has elected to convert the note into a newly-created series of convertible preferred stock. We are currently negotiating the terms of the preferred stock with Heico. It is anticipated that we will issue two million shares of the new preferred stock to Heico in exchange for its note. The preferred stock will be convertible on a 1:1 basis into our common stock and will have voting rights on an as converted basis. The proceeds of this loan were primarily used by us as working capital and for general corporate purposes pending the receipt of the proceeds from the Energis transactions.

ITEM 2. PROPERTIES

   Our principal offices are located in the Atlanta, Georgia area and are leased pursuant to an agreement which expires in June 2003. We also lease approximately 11,000 square feet of office and operating space in Omaha, Nebraska for our U.S. operating center pursuant to an agreement which expires in June 2001.

   We believe that our property and equipment are well maintained and adequate to support our current needs, although substantial investments are expected to be made in additional property and equipment for expansion and in connection with corporate development activities.

ITEM 3. LEGAL PROCEEDINGS

   On April 17, 1998, we were served with a summons and complaint from MC Liquidating Corporation f/k/a MIDCOM Communications, Inc. ("MIDCOM"). Both we and TNC, our wholly-owned subsidiary, are named as defendants, as are Telenational Communications, Limited Partnership, the former owner of the TNC assets ("TCLP"), and Edmund Blankenau, a principal of TCLP and one of our former directors. In its complaint, filed on April 8, 1998 in the U.S. Bankruptcy Court for the Eastern District of Michigan, Southern Division, MIDCOM seeks payment of over $600,000 for services allegedly provided to TCLP and us, together with other damages, attorney fees and costs. We intend to vigorously defend against this claim.

   We are defendants in litigation filed in the Sub-District and District courts of The Hague, located in Rotterdam, Netherlands. The cases, filed in January and February, 1999, by Mr. Bahman Zolfagharpour, allege that we breached agreements with Mr. Zolfagharpour in connection with our purchase of MathComp B.V. from Mr. Zolfagharpour, our subsequent purchase of EnerTel, and Mr. Zolfagharpour's employment agreement with WorldPort Communications Europe, B.V., our former European subsidiary. The litigation seeks dissolution of the employment agreement and the non-competition clause of the agreement, damages in an amount exceeding $20 million, and the award of 2,500,000 shares of our common stock to Mr. Zolfagharpour. We believe that the litigation is wholly without merit and intend to defend the case vigorously.

   Since July 14, 1999, WorldPort and certain of its former officers have been named as defendants in multiple stockholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. The plaintiffs in these lawsuits seek to represent a class of individuals who purchased or otherwise acquired common stock from as early as December 31, 1998 through June 25, 1999. Among other things, the plaintiffs allege that the defendants spoke positively about the Heico financing without disclosing the risk that non-compliance with certain Nasdaq rules in connection with the financing might cause WorldPort to be delisted from Nasdaq. The plaintiffs further allege the subsequent disclosure that WorldPort might be delisted from Nasdaq adversely affected the value of common stock. The plaintiffs allege violations of Sections 10(b) and 20(a) of the Exchange Act. WorldPort intends to defend these lawsuits vigorously, but due to inherent uncertainties of the litigation process and the judicial system, WorldPort is unable to predict the outcome of this litigation.

   On November 9, 1999, certain former employees of WorldPort filed an involuntary bankruptcy petition against WorldPort in the U.S. Bankruptcy Court for the Northern District of Georgia, Atlanta Division. The petitions alleged specific claims totaling $99,000 against WorldPort in their petition. Following settlement negotiations between the parties, on November 18, 1999, the Court entered an order dismissing the petitioner's claims. The order contained a specific finding by the Court that consummation of the Sale was in the best interests of WorldPort, its creditors and stockholders.

   From time to time, we are involved in various other lawsuits or claims arising from the normal course of business. In the opinion of management, none of such other lawsuits or claims will have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   During November 1999, stockholders holding a majority of the outstanding shares of our common stock (including preferred shares which vote with the common stock on an as converted basis) executed irrevocable written consents approving the sale of certain assets to Energis. The assets, which represented substantially all of our assets, consisted of the following:

  . 85% of the issued and outstanding securities of WorldPort Communications
    Europe Holding B.V., a corporation organized under the laws of the Netherlands ("WCEH") and the parent company of EnerTel, N.V. , which represented 100% of the securities of WCEH held by WorldPort
    International, Inc., one of our subsidiaries

  . All of the issued and outstanding securities of WorldPort Communications
    Limited, a corporation organized under the laws of England and Wales, and one of our subsidiaries

  . All of the interests in two DMS GSP International Gateway Switches located in New York and London

   An Information Statement pursuant to Schedule 14C of the Securities Exchange Act of 1934 was forwarded to all stockholders advising them of such action and was filed with the United States Securities and Exchange Commission.

   As of November 11, 1999, there were outstanding: 27,547,092 shares of WorldPort common stock, no shares of WorldPort Series A Convertible Preferred Stock, 1,104,896 shares of WorldPort Series B Convertible Preferred Stock, 1,416,030 shares of WorldPort Series C Convertible Preferred Stock, 316,921 shares of WorldPort Series D Convertible Preferred Stock, and 141,603 shares of WorldPort Series E Convertible Preferred Stock, in the aggregate representing 130,239,570 votes entitled to be cast on such date.

   The Delaware General Corporation Law requires that sales of substantially all the assets of a corporation be approved by stockholders holding a majority of the votes of the outstanding voting securities of such corporation, which, on November 11, 1999, consisted of approximately 65 million votes. We obtained written consents from stockholders holding more than 65 million votes, which was sufficient to satisfy the requirements of the Delaware General Corporation Law.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

   The following are the Company's executive officers as of March 31, 2000.

Name                                   Age Principal Position with Registrant
----                                   --- ----------------------------------
Carl J. Grivner.......................  46 Chief Executive Officer and President
John T. Hanson........................  42 Chief Financial Officer
David Hickey..........................  39 General Manager--Europe

Carl J. Grivner

   Carl J. Grivner has served as our Chief Executive Officer and President since June of 1999 and Chairman of the Board of Directors since August 1999. Mr. Grivner has over twenty years of experience in management, marketing, and technical experience in the high-tech and telecommunications industries. Most recently, Mr. Grivner served as chief executive officer of the Western Hemisphere for Cable & Wireless, a global business voice and data communications supplier based in the United Kingdom. Previously, Mr. Grivner served as president and chief executive of Advanced Fibre Communications, a multi-service access solutions. Prior to joining Advanced Fibre Communications, he served nine years at Ameritech, where he held a series of management positions, including president of Enhanced Business Services and president of its advertising service unit. Previously, Mr. Grivner served nine years in technical and marketing positions with IBM. Mr. Grivner holds a Bachelors of Arts degree in biology from Lycoming College and an advanced degree in business administration from the University of Pennsylvania, Wharton School of Business.

John T. Hanson

   John T. Hanson has been our Chief Financial Officer since July 1999. From August 1998 to July 1999, Mr. Hanson served as Vice President and Chief Financial Officer for Millenium Rail, Inc., a railcar repair and maintenance services company. Prior to that, from 1995 to 1998, Mr. Hanson was Vice President and Chief Financial Officer for Wace USA, Inc., an international provider of technology based solutions for the graphic arts industry. Previously, for ten years, Mr. Hanson served as Vice President Finance and Controller for Ameritech where he was responsible for building the Telephone Industry Services business unit, which had sales of $600 million. Prior to joining Ameritech, Mr. Hanson was chief financial officer for Illinois Bell Communications, where he was responsible for re-engineering and restructuring. Mr. Hanson received a Bachelors degree in Accounting from DePaul University and a Masters degree in management from Northwestern University.

David Hickey

   David Hickey joined us in June 1998 as General Manager--Europe. From 1986 to June 1998, Mr. Hickey served as a telecommunications consultant and founding director of Datanet Limited, an independent international telecommunications consulting firm based in Dublin, Ireland, advising corporate clients, including carriers and government agencies. Mr. Hickey graduated with honors from the University College of Dublin with a Bachelors degree in Electrical Engineering.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Since August 4, 1999, our common stock has traded on the OTC Bulletin Board under the symbol "WRDP.OB." From November 23, 1998 until August 4, 1999, our common stock traded on the Nasdaq SmallCap Market under the symbol "WRDP.OB." From June 17, 1997 until November 23, 1998, our common stock traded on the OTC Bulletin Board. Prior to June 17, 1997, there was no public market for our common stock.

   The table below sets forth the high and low sales prices for the common stock (as reported on the OTC since August 5, 1999 and from June 17, 1997 to November 23, 1998 and as reported on the Nasdaq SmallCap Market from November 23, 1998 to August 4, 1999) during the periods indicated. The OTC quotations reflect high and low bid information and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                Price Range of
                                                                 Common Stock
                                                               ----------------
                                                                 High     Low
                                                               -------- -------
Year Ended December 31, 1999:
First Quarter................................................. $11.2500 $6.5625
Second Quarter................................................  12.3750  3.2500
Third Quarter (through August 4, 1999)........................   6.0625  2.6250
Third Quarter (from August 5, 1999)...........................   3.0000  0.4844
Fourth Quarter................................................   3.4375  0.5469
Year Ended December 31, 1998:
First Quarter................................................. $ 7.6200 $6.5000
Second Quarter................................................  14.5000  6.7500
Third Quarter.................................................  17.5000  8.7500
Fourth Quarter (through November 20, 1998)....................  11.1250  6.7500
Fourth Quarter (since November 23, 1998)......................  10.8750  7.5000

   As of March 1, 2000, there were approximately 142 stockholders of record of our common stock.

   We have never declared or paid any cash dividends on our capital stock, although our Series A Preferred Stock accrued dividends from its issuance to its conversion and dividends equal to 7% of the stated value per annum accrue on each of our Series B, C, D and E Preferred Stock. We currently intend to retain future earnings, if any, to finance the growth and development of our business and, therefore, do not anticipate paying any cash dividends in the future.

   In 1999, in addition to the stock issuances which we have previously described in our Forms 10-Q, we made the following issuances of securities without registration under the Securities Act of 1933, as amended (the "Securities Act"). All such issuances were made to "accredited investors" as defined in the Securities Act and its regulations and were exempt from registration under Section 4(2) of the Securities Act.

  . In June 1999, Heico agreed to provide a bond to support a bid by us to acquire a telecommunications company in Europe. In consideration of the bond, we agreed to issue to Heico 25,000 shares of our common stock at a purchase price of $0.01 per share. The bond provided by Heico was returned when our bid was unsuccessful. Heico purchased these 25,000 shares of common stock from us in November 1999.

  . In December 1999, we entered into a convertible note in favor of Heico in the aggregate principal amount of $2 million. The convertible note accrued interest at a rate of approximately 14% per annum and matured on January 14, 2000. Heico has elected to convert the note into a newly-created series of convertible preferred stock. We are currently negotiating the terms of the new preferred stock with Heico. It is anticipated that we will issue two million shares of the new preferred stock to Heico in exchange for its note. The preferred stock will be convertible on a 1:1 basis into our common stock and will have voting rights on an as converted basis. The proceeds of this loan were primarily used by us as working capital and for general corporate purposes pending the receipt of the proceeds from the Energis transactions.

ITEM 6. SELECTED FINANCIAL DATA

   The selected statements of operations data for the period from inception (January 6, 1989) to December 31, 1995 and each of the years ended December 31, 1996, 1997, 1998, and 1999 and the selected balance sheet data for the periods then ended have been derived from our Consolidated Financial Statements audited by Arthur Andersen LLP, included elsewhere herein. You should read the following selected financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our Consolidated Financial Statements and Notes thereto, included elsewhere in this Report.

                               For the
                             Period From
                              Inception
                             (January 6,
                               1989) to       Years Ended December 31,
                             December 31, -------------------------------------
                                 1995      1996    1997(1)    1998(2)   1999
                             ------------ ------  -------   --------  ---------
                               (in thousands, except ratio and per share
                                                 data)
Statement of Operations
 Data:
 Revenues...................    $  --     $  --   $ 2,776   $ 28,591  $  85,967
 Cost of services...........       --        --     2,605     21,187     57,438
                                ------    ------  -------   --------  ---------
 Gross margin...............                          171      7,404     28,529
Other operating expenses:
 Selling, general and
  administrative............        43       270    2,723     39,147     62,020
 Depreciation and
  amortization..............       --        --       818     11,069     25,396
 Asset impairment...........       --        --       --       4,842     11,902
                                ------    ------  -------   --------  ---------
Operating loss..............       (43)     (270)  (3,370)   (47,654)   (70,789)
                                ------    ------  -------   --------  ---------
Other:
 Interest expense, net......         7        10     (128)   (24,570)   (52,076)
 Other......................       --        --         6     (5,451)        --
                                ------    ------  -------   --------  ---------
 Loss before minority
  interest and income tax
  provision.................       (36)     (260)  (3,492)   (77,675)  (122,865)
 Minority interest..........       --        --       --         903      1,845
                                ------    ------  -------   --------  ---------
 Loss before income tax
  provision.................       (36)     (260)  (3,492)   (76,772)  (121,020)
 Income tax provision.......       --        --       --         --         --
                                ------    ------  -------   --------  ---------
 Net loss...................    $  (36)   $ (260) $(3,492)  $(76,772) $(121,020)
                                ======    ======  =======   ========  =========
 Basic and diluted net loss
  per common share..........    $(0.60)   $(0.11) $ (0.26)  $  (4.47) $   (6.93)
                                ======    ======  =======   ========  =========
 Weighted average common
  shares....................        60     2,358   13,245     17,158     24,244
                                ======    ======  =======   ========  =========
Other Operating Data:
 EBITDA(3)..................    $  (43)   $ (270) $(2,552)  $(31,743) $ (33,492)
 Ratio of earnings to fixed
  charges(4)................       N/A       --       --         --         --
                                           As of December 31,
                             --------------------------------------------------
                                 1995      1996    1997       1998      1999(5)
                             ------------ ------  -------   --------  ---------
                                             (in thousands)
Balance Sheet Data:
Working capital (deficit)...    $   15    $2,787  $(4,143)  $ 29,445  $ (80,138)
Property and equipment,
 net........................         0         0    5,032        676        145
Net assets held for sale....         0         0        0    111,777    101,302
Total assets................        15     2,889   13,197    158,464    104,288
Long-term obligations.......         0       420    4,197     16,717      4,021
Stockholders' equity
 (deficit)..................        15     2,367    4,155     17,522    (83,482)

--------
(1) Includes the financial results of Telenational Communications, Inc. and Wallace Wade, Inc. from June 20, 1997 and July 3, 1997, the respective dates of their acquisition.

(2) Includes the financial results of EnerTel and IIC from June 23, 1998 and August 1, 1998, the respective dates of their acquisition.
(3) EBITDA represents operating loss adjusted for interest, income taxes, depreciation, amortization, and asset impairment. EBITDA is provided because it is a measure commonly used in our industry. EBITDA is not a measurement of financial performance under GAAP and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity.
(4) For the years ended December 31, 1996, 1997, 1998 and 1999, earnings were insufficient to cover fixed charges by approximately $0.3 million, $3.5 million, $77.7 million, and $122.9 million, respectively. Earnings consist of income before income taxes plus fixed charges (exclusive of interest capitalized). Fixed charges consist of interest charges and amortization of debt issuance costs, whether expensed or capitalized, and the portion of rent under operating leases representing interest.
(5) The European operations and IIC were sold in January and February 2000. The TNC assets are for sale. Accordingly, the related assets and liabilities have been collapsed and reflected as "Assets held for Sale" in the balance sheet.

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

   The Company's revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: (i) changes in external competitive market factors, (ii) termination of certain operating agreements or inability to enter into additional operating agreements, (iii) inability to satisfy anticipated working capital or other cash requirements, (iv) changes in or developments under domestic or foreign laws, regulations, licensing requirements or telecommunications standards, (v) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market, (vi) various competitive factors that may prevent the Company from competing successfully in the marketplace, and (ix) the Company's lack of liquidity and its ability to raise additional capital. In light of these risks and uncertainties, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The foregoing review of important factors should not be construed as exhaustive. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

   The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

 Overview

   Until consummation of the sales transactions described in this report, the Company was a facilities-based global telecommunications carrier offering voice, data and other telecommunications services to carriers, Internet service providers ("ISPs"), medium and large corporations and distributors and resellers. In order to meet its obligations under the Interim Loan Facility due November 18, 1999, the Company sold substantially all of its material assets during early 2000. On November 11, 1999, the Company entered into a series of definitive agreements with Energis plc for the sale of its 85% shareholding in WorldPort Communications Europe Holdings, B.V., the parent of EnerTel N.V. and associated assets ("EnerTel") for $522 million. The sale was consummated on January 14, 2000. The Company applied a portion of the net proceeds realized from the sale to repay existing debt, including the Interim Loan, trade credit and other liabilities. Additionally, the Company completed the sale of International InterConnect, Inc. ("IIC") in February 2000.

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

   In addition to the Company's EnerTel operations, during 1998 the Company acquired Intercontinental Exchange, Inc. ("ICX") and IIC which serve distributors and resellers focused on international calling card and private line services. Formerly based in the San Francisco Bay area, ICX provides telecommunication services principally through a network of agents and distributors in Japan and other Asian countries. During the first quarter of 1999, ICX's operations were integrated with the Company's Omaha, Nebraska based calling card operation and its traffic was migrated to the Company's Omaha switch. The Company acquired the assets and operations of ICX in April 1998, in exchange for 400,000 shares of Common Stock.

   In August 1998, the Company acquired the assets and operations of IIC. The purchase consideration was 879,442 shares of Common Stock and $872,000 in cash. Based in Rockledge, Florida, IIC specializes in providing international long distance services primarily in Latin America. IIC's customer base consists primarily of resellers, multinational corporations, foreign embassies, and other businesses.

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

 Commitments

   In conjunction with the sale of the European operations and the Miami switch, the majority of the Company's significant commitments have been either assigned to other parties or exited by mutual agreement from both parties. As of March 2000, the Company has $8.5 million in commitments remaining principally to two vendors.

Results of Operations

Year Ended December 31, 1999 Compared To Year Ended December 31, 1998

   During the year ended December 31, 1999, the Company incurred a net loss of $121.0 million compared to a net loss of $76.8 million during the same period in 1998. Included in this loss incurred during the year ended December 31, 1999 are the operating results of EnerTel, IIC and ICX, including amortization of the purchased intangibles and recording of financing costs related to the Company's acquisition of EnerTel, as well as general expenses related to the Company's worldwide business development and financing activities. The operating results for ICX and IIC did not have a material impact on the losses incurred by the Company in 1999. To address and remedy historical operating losses and to increase its competitiveness, revenues and gross margins, the Company has taken various steps to improve each subsidiary's operating efficiency, network capability and carrier cost structure. In August 1999, the Company took steps to terminate its U.S. wholesale carrier operations and significantly reduce its U.S. staffing related to those wholesale operations. It also announced plans to explore strategic alternatives, including the sale of assets. On November 11, 1999, the Company entered into a series of definitive agreements with Energis plc for the sale of its 85% shareholding in WorldPort Communications Europe Holdings, B.V., the parent of EnerTel N.V. and associated assets ("EnerTel") for $522 million. The sale was consummated on January 14, 2000. The Company applied a portion of the net proceeds realized from the sale to repay existing debt, including the Interim Loan, trade credit and other liabilities. The Company is now considering a new strategic focus following this sale utilizing the remaining net proceeds.

 Revenues

   Revenues for the year ended December 31, 1999 were $86.0 million compared to $28.6 million for the year ended December 31, 1998. The increase in revenues is primarily attributed to the inclusion of the results of operations of EnerTel, acquired in June 1998 and the commencement of the Company's U.S. wholesale carrier operations during 1999. EnerTel's revenues were $60.7 million during the year ended December 31, 1999. The U.S. wholesale carrier operations, which the Company terminated in the third quarter of 1999, contributed revenues of $6.8 million during the year ended December 31, 1999. Also contributing to the increase over the prior year is the inclusion of IIC acquired in July 1998. This entity contributed approximately $6.9 million in total revenues during the year ended December 31, 1999. Results for the year ended December 31, 1999 also include revenue of $2.1 million from the sale of transmission capacity under an agreement between the Company and a telecommunication carrier.

   EnerTel primarily generates revenue from the transmission of both domestic and international switched minutes in the Netherlands. EnerTel also derives revenues from the fixed monthly rental of private line circuits. The growth in EnerTel's revenues during 1999 included growth in all EnerTel product lines including virtual point of presence (VPOP) internet access; the Kennisnet national data network for the Dutch school system, direct access local, national and international switched services; and 800/900 products as well as the wholesale portion of the Bel 1600 business, a residential services business which the Company sold in 1998.

 Gross Margin

   Gross margin for the year ended December 31, 1999 was $28.5 million compared to $7.4 million for the year ended December 31, 1998. The increase in gross margin was primarily due to the inclusion of the results of operations of EnerTel. The Company's primary costs of sales are its cost of terminating switched minutes through third parties, as well as its cost of access circuits used to connect its customers in the Netherlands.

 Selling, General and Administrative Expenses

   Selling, general and administrative expenses increased to $62.0 million for the year ended December 31, 1999 from $39.1 million in the prior year. The increase is primarily due to (i) the inclusion of the selling, general and administrative expenses associated with the operation of EnerTel, the U.S. wholesale carrier operations and IIC, (ii) increased business development and expansion activity, and (iii) costs incurred in connection with the termination of the Company's U.S. wholesale carrier operations and the reduction in the U.S. corporate headquarters staff.

 Depreciation and Amortization

   Depreciation and amortization expense for the year ended December 31, 1999 was $25.4 million compared to $11.1 million for the year ended December 31, 1998. The increase was due to (i) depreciation on the assets acquired in connection with the EnerTel and IIC acquisitions, (ii) amortization of goodwill and other intangible assets associated with the EnerTel and IIC acquisitions, and (iii) depreciation on additional switching and network equipment acquired during 1998 and 1999.

 Asset Impairment

   In the year ended December 31, 1999, the Company recorded nonrecurring charges totaling approximately $11.9 million in connection with its decision to close and/or sell certain U.S. operations. Included in these nonrecurring charges are charges totaling approximately $10.9 million to write-down the Company's investment in TNC and IIC to their estimated net realizable value and an asset impairment charge of $1 million to reduce certain U.S. based telecommunications equipment to their estimated resale values. In 1998, we wrote off $4.8 million related to certain assets that were deemed to be impaired under SFAS 121 as a result of our shift in business focus during 1998. This write-off principally related to the write-down of certain switching and network equipment that we operated prior to the EnerTel acquisition and the write down of certain assets related to WWC, acquired in 1997, which is no longer part of our strategic plan.

 Other Income (Expense)

   For the year ended December 31, 1999 interest expense, net was $52.1 million compared to $24.6 million during the same period in 1998. The increase in interest expense is due primarily to the Interim Loan issued on June 23, 1998. Interest expense also included interest for the debt the Company assumed in connection with the EnerTel and IIC acquisitions, and the acquisition of switching equipment subject to capital lease.

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

Liquidity and Capital Resources

   As of December 31, 1999, the Company had a working capital deficit of $(80.1) million. The working capital deficit at December 31, 1999 is due to (i) the Interim Loan (which was repaid in January 2000), (ii) the acquisition of additional switching and peripheral equipment and transatlantic capacity, the majority of which is being financed pursuant to capital leases and vendor financing, and (iii) the operating losses of the Company.

   Our operations used $25.4 million during the year ended December 31, 1999 due primarily to our net loss (approximately $121.0 million) which included non-cash charges of approximately $77.8 million, principally depreciation and amortization ($25.4 million), asset impairments ($11.9 million) and interest ($40.2 million). Further, our net working capital change was $19.6 million, principally due to an increase in payables and accrued liabilities related to our expanded operations. Our operations used $140.8 million during the year ended December 31, 1998 due primarily to our net loss (approximately $76.8 million) which included non-cash charges of approximately $41.1 million, principally depreciation and amortization ($11.1 million) and interest ($23.1 million). Further, our net working capital change was $104.2 million, principally due to the inclusion of the majority of our assets as net assets held for sale as well an increase in payables and accrued liabilities.

   Investing activities used $21.4 million during the year ended December 31, 1999. Investing activities during this period consisted entirely of capital spending. Investing activities used $2.9 million during the year ended December 31, 1998. Such activities consisted primarily of deposits paid in conjunction with new business alliances.

   Financing activities provided $43.4 million during the year ended December 31, 1999. Financing activities during this period consisted primarily of proceeds from the issuance of 920,419 shares of the Series C convertible preferred stock in January 1999, the exercise of an option to purchase 283,206 shares of the Series C convertible preferred stock in July 1999, the issuance of 141,603 shares of the Series E convertible preferred stock in July 1999, and the exercise of employee stock options, reduced by principal payments on capital leases and notes payable. Financing activities provided $150.0 million during the year ended December 31, 1998. These activities consisted primarily of (i) our sale of Series B Preferred Stock in the first half of 1998 in exchange for approximately $12.3 million in cash and the conversion of $1.2 million in outstanding debt, (ii) our sale of Common Stock for $0.9 million in March 1998, (iii) our $114.7 million in borrowings under the Interim Loan in June, 1998 net of $5.3 million of offering expenses, (iv) the sale of a minority interest in the parent of EnerTel for $2.8 million in equity and $12.0 million in a shareholder note in October 1998, and (v) the December 1998 sale of Series C Preferred Stock for an aggregate $40 million of which $32.5 million was received in January 1999. In addition we made certain payments on capital leases and notes payable of $8.8 million.

   To finance the EnerTel acquisition, the Company entered into a $120 million Interim Loan facility with a consortium of lenders effective June 23, 1998, the terms of which also included the issuance of warrants. The Interim Loan, which originally matured on June 23, 1999 and was extended until November 18, 1999, includes certain negative and affirmative covenants and is secured by a lien on substantially all of the assets of the Company and certain of its subsidiaries and a pledge of the capital stock of certain of the Company's subsidiaries. In order to secure the extension until November 18, 1999, the Company agreed to pay the Lenders an amendment fee of $600,000 at the maturity date. The amendment fee has been recorded as interest expense in the accompanying financial statements. The Interim Loan bears interest at LIBOR (as defined in the credit agreement related to the Interim Loan) plus 6% per annum (13.5% at December 31, 1999) increasing by 0.5% per annum at the end of each period of three consecutive months after June 23, 1998; provided, that such interest rate shall not exceed 16% per annum if paid in cash or 18% per annum if capitalized. As of December 31, 1999, the Interim Loan holders, in aggregate, had received warrants exercisable for 4,069,904 shares of Common Stock at a price per share of $0.01. In addition to the warrants which the Interim Loan holders had received as of September 30, 1999, such holders are entitled to receive additional warrants on the date the Interim Loan is repaid in full, so that all warrants issued to such holders represent 11% of the Company's fully-diluted outstanding Common Stock on the date of such repayment. As of December 31, 1999, the warrants were valued at an aggregate of approximately $31.8 million. The Company applied a portion of the net proceeds realized from the sale of the European operations to repay all existing debt, including the Interim Loan, trade credit and other liabilities.

   In order to meet its obligations under the Interim Loan Facility due November 18, 1999, the Company sold substantially all of its material assets during early 2000. On November 11, 1999, the Company entered into a series of definitive agreements with Energis plc for the sale of its 85% shareholding in WorldPort

Communications Europe Holdings, B.V., the parent of EnerTel N.V. and associated assets ("EnerTel") for $522 million. The sale was consummated on January 14, 2000. The Company applied a portion of the net proceeds realized from the sale to repay existing debt, including the Interim Loan, trade credit and other liabilities. The Company is now considering a new strategic focus following this sale utilizing the remaining net proceeds. Funding of potential future operating losses and execution of the Company's new strategic growth plans will require substantial continuing capital investment. The Company's strategy has been to fund these cash requirements through debt facilities and additional equity financing. Although the Company has been able to arrange debt facilities or equity financing to date, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to the Company. If such financing is not obtained, we will have to alter our current business plan and seek alternate financing.

Year 2000 Issue

   The work undertaken by the Company to ensure all critical computer systems and other date sensitive devices would function correctly in the Year 2000 was highly successful. There were no material incidents reported. There were no reports of significant events regarding third parties that impacted revenues or expenses.

   The Company's original projected total costs for Year 2000 readiness were approximately $0.2 million. Final projected costs were also $0.1 million with no material costs remaining to be spent in 2000. From its inception through December 31, 1999, the Year 2000 program costs, recognized primarily as expense, amounted to $0.1 million, of which $0.1 million was recorded in 1999.

Market Risk

   We believe that our exposure to market rate fluctuations on our investments is nominal due to the short-term nature of those investments.

Recent Accounting Pronouncements

   The FASB has issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which must be adopted by the year 2000. This statement establishes accounting and reporting standards for derivative instruments-- including certain derivative instruments embedded in other contracts--and for hedging activities. Adoption of this statement is not expected to have a material impact on our financial statements.

   In March 1998, the American Institute of Certified Public Accountants (AICPA) issued a new Statement of Position, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires capitalization of certain costs of internal-use software. We adopted this statement in January 1999, and it did not have a material impact on our financial statements.

Cautionary Note Regarding Forward-looking Statements; Risk Factors

   Certain statements in this Report include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Exchange Act of 1934, as amended. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements provided by such laws. All statements regarding our expected financial position and operating results, our business strategy and our financing plans are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "anticipate," "plan," "estimate," "expect" or "intend." These statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions.

   Although we believe that our expectations that are expressed in such forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. As these statements are forward-looking, we have no duty to update them. Investing in our common stock involves a certain degree of risk. You should carefully consider the risks and uncertainties described below before you purchase any of our common stock. These risks and uncertainties are not the only ones we face. Unknown additional risks and uncertainties, or ones that are currently immaterial, may also impair our business operations. In addition to the risks and uncertainties of ordinary business operations, our forward-looking statements contained in this Annual Report on Form 10-K are also subject to the following risks and uncertainties:

Limited Operating History; History of Operating Losses.

   Since we were inactive prior to 1997, we have a limited operating history, in which we sustained operating and net losses. In addition, we are considering materially changing our business plan, which will make it more difficult for you to evaluate our company and its prospects. Our prospects must be considered with regard to the risks encountered by a company in the early stages of development.

   We sustained operating and net losses in 1997, 1998 and 1999. For the following periods, we reported net losses of:

     Period                                                    Net Loss
     ------                                                    --------
     Year Ended December 31, 1997.............................  $  3.5 million
     Year Ended December 31, 1998.............................  $ 76.8 million
     Year Ended December 31, 1999.............................  $121.0 million

   At December 31, 1999, we had an accumulated deficit of approximately $248.8 million. There can be no assurance that we will achieve profitability or positive cash flow in the future. If we cannot achieve and sustain operating profitability or positive cash flow from operations, we may not be able to meet any future debt service obligations or working capital requirements, which could have a significant adverse effect on our business.

Potential Need for Additional Capital.

   We may need substantial capital to develop and expand a new business, fund operating losses and to provide for working capital. Our ability to raise additional capital will depend on, among other things, our financial condition at the time, the restrictions in our existing debt agreements and other factors, including market conditions, that are beyond our control. There can be no assurance that we can complete such financing or that the terms thereof would be favorable to us. Any such inability to obtain additional funds on acceptable terms may require us to reduce the scope or pace of our expansion, which would have a material adverse effect on our financial condition.

Our Stock Prices May Have Wide Fluctuations.

   The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations. Market fluctuations, as well as general political and economic conditions, such as recession or interest rate or currency rate fluctuations, could adversely affect the market price of our common stock.

Regulation under the Investment Company Act

   As a result of the sales of our assets, our only significant asset is cash and cash equivalents. Although we are subject to regulation under the Securities Act of 1933, as amended, and the Securities Act of 1934, as amended, management believes we are not subject to regulation under the Investment Act of 1940, as amended (the "Investment Company Act") insofar as we are not engaged in the business of investing or trading in securities. In the event we engage in business combinations which result in our holding passive investment interests in a number of entities or in the event we are unable to commence operations in a new line of business for a substantial period of time, we could be required to register as an investment company and be subject to registration under the Investment Company Act. In such an event, we would be required to register as an investment company, could incur significant registration and compliance costs and would be subject to extensive regulation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   We believe that our exposure to market rate fluctuations on our investments is nominal due to the short-term nature of those investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The following financial information is included in this Report:

Report of Independent Public Accountants..................................   19
Consolidated Balance Sheets--December 31, 1999 and 1998...................   20
Consolidated Statements of Operations for the years ended December 31,
 1999, 1998, and 1997.....................................................   21
Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 1999,
 1998, and 1997...........................................................   22
Consolidated Statements of Comprehensive Loss for the years ended December
 31, 1999,
 1998, and 1997...........................................................   23
Consolidated Statements of Cash Flows for the years ended December 31,
 1999, 1998, and 1997.....................................................   24
Notes to Consolidated Financial Statements ...............................   25

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To WorldPort Communications, Inc.:

   We have audited the accompanying consolidated balance sheets of WorldPort Communications, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), comprehensive loss, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   As more fully discussed in Notes 1 and 2, subsequent to December 31, 1999, the Company sold substantially all of its operating assets. Accordingly, those net assets have been presented on the accompanying balance sheets at the lower of their cost or estimated net realizable value as Net Assets Held for Sale.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WorldPort Communications, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          Arthur Andersen LLP

Atlanta, Georgia
March 22, 2000

                WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (In Thousands except per share amounts)

                                                               December 31
                                                            -------------------
                                                              1999       1998
                                                            ---------  --------
                          ASSETS
CURRENT ASSETS:
 Cash and cash equivalents................................  $   1,149  $  6,826
 Accounts receivable, net of allowance for doubtful
  accounts of $359 and $0, respectively...................      1,126       --
 Subscription receivable..................................        --     32,500
 Prepaid expenses and other current assets................         34       722
 Net assets held for sale.................................    101,302   111,777
                                                            ---------  --------
 Total current assets.....................................    103,611   151,825
                                                            ---------  --------
PROPERTY AND EQUIPMENT, net...............................        145       676
                                                            ---------  --------
OTHER ASSETS:
 Other assets, net........................................        532     5,963
                                                            ---------  --------
 TOTAL ASSETS.............................................  $ 104,288  $158,464
                                                            =========  ========
      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
 Accounts payable.........................................  $  13,168  $  3,909
 Accrued expenses.........................................      1,056     4,662
 Current portion of obligations under capital leases......      2,932     2,203
 Note payable to related party............................     12,981       --
 Other current liabilities................................      6,071       680
 Interim loan facility....................................    147,541   110,926
                                                            ---------  --------
 Total current liabilities................................    183,749   122,380
                                                            ---------  --------
Long-term obligations under capital leases, net of current
 portion..................................................      4,021     4,689
Note payable to related party.............................        --     12,028
                                                            ---------  --------
 Total Liabilities........................................    187,770   139,097
                                                            ---------  --------
MINORITY INTEREST.........................................        --      1,845
                                                            ---------  --------
COMMITMENTS AND CONTINGENCIES (Note 5):
STOCKHOLDERS' EQUITY (DEFICIT)
 Undesignated preferred stock, $0.0001 par value,
  4,800,000 shares Authorized, no shares issued and
  outstanding.............................................        --        --
 Series A convertible preferred stock, $0.0001 par value,
  750,000 shares authorized, 0 and 493,889 shares issued
  and outstanding in 1999 and 1998, respectively..........        --        --
 Series B convertible preferred stock, $0.0001 par value,
  3,000,000 shares authorized, 965,642 and 2,931,613
  shares issued and outstanding in 1999 and 1998,
  respectively............................................        --        --
 Series C convertible preferred stock, $0.0001 par value,
  1,450,000 shares authorized, 1,416,030 and 212,405
  shares issued and outstanding in 1999 and 1998,
  respectively............................................        --        --
 Series D convertible preferred stock, $.0001 par value,
  650,000 shares authorized, 316,921 and 0 shares issued
  and outstanding in 1999 and 1998, respectively..........        --        --
 Series E convertible preferred stock, $.0001 par value,
  145,000 shares authorized, 141,603 and 0 shares issued
  and outstanding in 1999 and 1998, respectively..........        --        --
 Common stock, $0.0001 par value, 65,000,000 shares
  authorized, 28,210,280 and 18,228,916 shares issued and
  outstanding in 1999 and 1998, respectively..............          3         2
 Warrants.................................................     23,398    28,263
 Additional paid-in capital...............................    149,824    77,414
 Unearned compensation expense............................        --       (750)
 Cumulative translation adjustment........................     (7,942)   (6,747)
 Accumulated deficit......................................   (248,765)  (80,660)
                                                            ---------  --------
 Total stockholders' equity (deficit).....................    (83,482)   17,522
                                                            ---------  --------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT).....  $ 104,288  $158,464
                                                            =========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands except per share amounts)

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    1999       1998     1997
                                                  ---------  --------  -------
REVENUES........................................  $  85,967  $ 28,591  $ 2,776
COST OF SERVICES................................     57,438    21,187    2,605
                                                  ---------  --------  -------
  Gross margin..................................     28,529     7,404      171
                                                  ---------  --------  -------
OPERATING EXPENSES:
  Selling, general and administrative expenses..     62,020    39,147    2,723
  Depreciation and amortization.................     25,396    11,069      818
  Asset impairment..............................     11,902     4,842      --
                                                  ---------  --------  -------
  Operating loss................................    (70,789)  (47,654)  (3,370)
                                                  ---------  --------  -------
OTHER (EXPENSE) INCOME:
  Interest expense, net.........................    (52,076)  (24,570)    (128)
  Other (expense) income........................        --     (5,451)       6
                                                  ---------  --------  -------
                                                    (52,076)  (30,021)    (122)
                                                  ---------  --------  -------
LOSS BEFORE MINORITY INTEREST AND INCOME TAXES..   (122,865)  (77,675)  (3,492)
MINORITY INTEREST...............................      1,845       903      --
                                                  ---------  --------  -------
LOSS BEFORE INCOME TAXES........................   (121,020)  (76,772)  (3,492)
INCOME TAX PROVISION............................        --        --       --
                                                  ---------  --------  -------
NET LOSS........................................  $(121,020) $(76,772) $(3,492)
                                                  ---------  --------  -------
NET LOSS PER SHARE, BASIC AND DILUTED...........  $   (6.93) $  (4.47) $ (0.26)
                                                  =========  ========  =======
SHARES USED IN NET LOSS PER SHARE CALCULATION,
 BASIC AND DILUTED..............................     24,244    17,158   13,245
                                                  =========  ========  =======


  The accompanying notes are an integral part of these consolidated financial statements.

                WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                (In Thousands)

                                           Additional                       Cumulative    Unearned
                          Preferred Common  Paid-in-  Accumulated           Translation Compensation
                            Stock   Stock   Capital     Deficit   Warrants  Adjustment    Expense     Total
                          --------- ------ ---------- ----------- --------  ----------- ------------ --------
Balance, December 31,
1996....................    $ --     $ 1    $  2,663   $    (297) $   --      $   --       $ --      $  2,367
Issuance of common
stock, net of offering
costs...................      --      --          10         --       --          --         --            10
Issuance of common stock
in connection with
conversion of promissory
note payable............      --      --         420         --       --          --         --           420
Issuance of common stock
in connection with
acquisitions............      --       1       3,862         --       --          --         --         3,863
Issuance of Series A
Preferred Stock, net of
offering costs..........      --      --         998         --       --          --         --           998
Dividends on Series A
Preferred stock.........      --      --         --          (11)     --          --         --           (11)
Net loss................      --      --         --       (3,492)     --          --         --        (3,492)
                            ----     ---    --------   ---------  -------     -------      -----     --------
Balance, December 31,
1997....................      --       2       7,953      (3,800)     --          --         --         4,155
Issuance of Series B
Preferred Stock.........      --      --      14,702         --       --          --         --        14,702
Issuance of common stock
in connection with
acquisitions............      --      --       8,162         --       --          --         --         8,162
Sale of common stock....      --      --         900         --       --          --         --           900
Exercise of stock
options.................      --      --         188         --       --          --         --           188
Issuance of Series C
Preferred Stock.........      --      --      40,000         --       --          --         --        40,000
Conversion of payables
to equity...............      --      --       2,652         --       --          --         --         2,652
Issuance of warrants....      --      --         --          --    28,263         --         --        28,263
Cumulative Translation
Adjustment..............      --      --         --          --       --       (6,747)       --        (6,747)
Issuance of stock and
stock options under
compensation
agreements..............      --      --       2,857         --       --          --        (750)       2,107
Dividend on Series A
Preferred Stock.........      --      --         --          (88)     --          --         --           (88)
Net loss................      --      --         --      (76,772)     --          --         --       (76,772)
                            ----     ---    --------   ---------  -------     -------      -----     --------
Balance, December 31,
1998....................    $ --     $ 2    $ 77,414   $ (80,660) $28,263     $(6,747)     $(750)    $ 17,522
Conversion of Series A
and B Preferred Stock...      --       1          (1)        --       --          --         --           --
Issuance of Series C
Preferred Stock.........      --      --      10,000         --       --          --         --        10,000
Issuance of Series D
Preferred Stock.........      --      --       1,030         --       --          --         --         1,030
Issuance of Series E
Preferred Stock.........      --      --       5,000         --       --          --         --         5,000
Issuance of warrants....      --      --         --          --     3,602         --         --         3,602
Exercise of warrants....      --      --       8,467         --    (8,467)        --         --           --
Exercise of stock
options.................      --      --       1,945         --       --          --         --         1,945
Settlement of escrowed
shares in conjunction
with acquisitions.......      --      --        (366)        --       --          --         --          (366)
Preferred Stock
beneficial conversion
features................      --      --      47,085     (47,085)     --          --         --           --
Cumulative Translation
Adjustment..............      --      --         --          --       --       (1,195)       --        (1,195)
Amortization of
compensation expense....      --      --        (750)        --       --          --         750          --
Net loss................      --      --         --     (121,020)     --          --         --      (121,020)
                            ----     ---    --------   ---------  -------     -------      -----     --------
Balance, December 31,
1999....................    $ --     $ 3    $149,824   $(248,765) $23,398     $(7,942)     $ --      $(83,482)
                            ====     ===    ========   =========  =======     =======      =====     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES

                        STATEMENTS OF COMPREHENSIVE LOSS
                                 (In Thousands)

                                                     1999       1998     1997
                                                   ---------  --------  -------
Net loss.......................................... $(121,020) $(76,772) $(3,492)
Other comprehensive income:
  Foreign currency translation adjustments........    (1,195)   (6,747)     --
                                                   ---------  --------  -------
Comprehensive loss................................ $(122,215) $(83,519) $(3,492)
                                                   =========  ========  =======

                WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                          Year Ended
                                                  ----------------------------
                                                    1999       1998     1997
                                                  ---------  --------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss........................................ $(121,020) $(76,772) $(3,492)
 Adjustments to reconcile net loss to net cash
  used by operating activities, net of the
  effects of acquisitions
 Depreciation and amortization...................    25,396    11,069      818
 Asset impairment................................    11,902     4,842      --
 Non cash interest expense.......................    40,165    23,052      --
 Non cash compensation expense...................       385     2,107      --
 Minority interest...............................    (1,845)     (903)
 Other...........................................    (1,428)     (962)     185
 Change in prepaid expenses......................       688      (722)    (624)
 (Increase) Decrease in accounts receivable,
  net............................................    (1,126)      --       --
 Increase in accounts payable, accrued expenses
  and other liabilities..........................    11,044     9,251      209
 (Increase) Decrease in net assets held for
  sale...........................................    10,475  (111,777)      --
                                                  ---------  --------  -------
   Net cash used in operating activities.........   (25,364) (140,815)  (2,904)
                                                  ---------  --------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash paid in connection with acquisitions, net
  of cash acquired...............................       --        --    (1,230)
 Deposits paid in conjunction with new business
  alliances......................................       --     (2,854)     --
 Change in note receivable.......................       --        --     1,300
 Capital expenditures............................   (21,428)      (85)    (771)
                                                  ---------  --------  -------
   Net cash used in investing activities.........   (21,428)   (2,939)    (701)
                                                  ---------  --------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Interim Loan Facility.............       --    114,700      --
 Sale of minority interest.......................       --      2,748      --
 Proceeds from shareholder loan..................     2,000    12,028      --
 Proceeds from short-term borrowings.............       --      4,528      --
 Principal payments on short-term debt...........       --     (4,528)    (262)
 Principal payments on obligations under capital
  leases.........................................    (8,088)   (1,123)     (71)
 Principal payments on notes payable--related
  parties........................................       --       (540)     --
 Proceeds from issuance of notes payable--related
  parties........................................       --        --     1,556
 Exercise of stock options and warrants..........     1,945       188      --
 Proceeds from issuance of preferred stock, net
  of offering expenses...........................    47,500    20,966      998
 Proceeds from issuance of common stock, net of
  offering expenses..............................       --        900       10
                                                  ---------  --------  -------
   Net cash provided by financing activities.....    43,357   149,867    2,231
                                                  ---------  --------  -------
Effect of exchange rate on cash and cash
 equivalents.....................................    (2,242)      534      --
                                                  ---------  --------  -------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.....................................    (5,677)    6,647   (1,374)
CASH AND CASH EQUIVALENTS, beginning of period...     6,826       179    1,553
                                                  ---------  --------  -------
CASH AND CASH EQUIVALENTS, end of period......... $   1,149  $  6,826  $   179
                                                  =========  ========  =======
CASH PAID DURING THE PERIOD FOR INTEREST......... $   2,636  $    808  $    73
                                                  =========  ========  =======
CASH PAID DURING THE PERIOD FOR TAXES............ $     --   $    --   $   --
                                                  =========  ========  =======
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
 Conversion of note payable--related party and
  accrued interest for 230,627 shares of Series B
  Preferred Stock................................ $     --   $  1,236  $   --
                                                  =========  ========  =======
 Stock issued for acquisitions................... $     --   $  8,162  $ 3,863
                                                  =========  ========  =======
 Conversion of note payable for 1,680,000 shares
  of common stock................................ $     --   $    --   $   420
                                                  =========  ========  =======
 Acquisition of property and equipment under
  capital lease.................................. $  39,241  $  8,403  $ 3,559
                                                  =========  ========  =======
 Stock issued under subscription receivable...... $     --   $ 32,500  $   --
                                                  =========  ========  =======
 Non-cash settlement of MBCP fee with the
  Company........................................ $     --   $  2,652  $   --
                                                  =========  ========  =======
 Issuance of warrants in connection with Interim
  Loan........................................... $   3,602  $ 28,263  $   --
                                                  =========  ========  =======
 Conversion of obligation for 316,921 shares of
  Series D Preferred Stock....................... $   1,030  $    --   $   --
                                                  =========  ========  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

   In order to meet its obligations under the Interim Loan Facility due November 18, 1999, the Company sold substantially all of its operating assets during early 2000. On November 11, 1999, the Company entered into a series of definitive agreement with Energis plc for the sale of its 85% shareholding in WorldPort Communications Europe Holdings, B.V., the parent of EnerTel N.V. and associated assets ("EnerTel") for $522 million. The sale was consummated on January 14, 2000. The Company applied a portion of the net proceeds realized from the sale to repay this existing debt, including the Interim Loan Facility, trade credit and other liabilities. The Company is now considering a new strategic focus following this sale utilizing the remaining net proceeds which are estimated to be approximately $219 million. See Note 2 for a discussion of acquisition and disposition related activities.

 Financial Condition

   The Company has incurred losses since inception, expects to continue to incur operating losses in the near future, and has an accumulated deficit of approximately $248.8 million as of December 31, 1999 as well as a working capital deficit of approximately $80.1 million.

   As discussed previously, in order to meet its obligations under the Interim Loan Facility due November 18, 1999, the Company sold substantially all of its material assets during early 2000 principally through the sale of EnerTel. The Company applied a portion of the net proceeds realized from the sale to repay existing debt, including the Interim Loan, trade credit and other liabilities. The Company is now considering a new strategic focus following this sale utilizing the remaining net proceeds. Funding of potential future operating losses and execution of the Company's new strategic growth plans will require substantial continuing capital investment. The Company's strategy has been to fund these cash requirements through debt facilities and additional equity financing. Although the Company has been able to arrange debt facilities or equity financing to date, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to the Company. If such financing is not obtained, the Company will have to alter its current business plan and seek alternate financing.

 Consolidation

   The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

 Use of Estimates

   The Company's financial statements are prepared in accordance with generally accepted accounting principles ("GAAP"). Financial statements prepared in accordance with GAAP require the use of management estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent

                WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES assets and liabilities at the date of the financial statements. Additionally, management estimates affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

       Customer base................................................   3-5 years
       Customer contracts...........................................   3-5 years
       Goodwill..................................................... 10-20 years
       Licenses.....................................................    10 years

   Amortization expense for the years ended December 31, 1999, 1998, and 1997 was $4,847, $3,989, and $397, respectively. See Note 2 for further discussion.

   The Company periodically reviews its long-lived assets to determine if they have been other than temporarily impaired. See Note 3 for discussion of writedown of certain long-term assets. Following this writedown, management believes its long-lived assets are appropriately valued in the accompanying financial statements.

   As of December 31, 1999 and 1998, all intangible assets are included as net assets held for sale on the accompanying consolidated balance sheets.

 Property and Equipment

   Property and equipment are carried at cost less writedowns for impairments where necessary. Expenditures for additions, improvements and renewals, which add significant value to the asset or extend the life of the asset, are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. The Company provides for depreciation of property and equipment using the straight-line method based on the estimated useful lives of the assets ranging from three to twenty years. Property and equipment is primarily composed of switching and network equipment.

   Depreciation expense charged to operations was $20,549, $7,080, and $421 for the years ended December 31, 1999, 1998, and 1997, respectively.

 Revenue Recognition

   The Company recognizes revenues as services are provided. Payments received in advance are recorded as deferred revenues until such related services are provided.

 Concentration of Credit Risk

   The Company is subject to significant concentrations of credit risk, which consist primarily of trade accounts receivable. The Company sells a significant portion of its services to other carriers and resellers and, consequently, maintains significant receivable balances with certain customers. If the financial condition and

                WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES operations of these customers deteriorate below critical levels, the Company's operating results could be adversely affected. For the year ended December 31, 1999 , three customers accounted for 71% of total company revenues. For the year ended December 31, 1998, one customers accounted for 15% of total company revenues. For the year ended December 31, 1997, three customers accounted for approximately 91% of total Company revenues.

 Net Loss Per Share

   For all periods presented, basic and diluted earnings per share are the same as any dilutive securities had an antidilutive effect on earnings per share. The following table reconciles net loss to net loss attributable to common stockholders:

                                                    1999       1998     1997
                                                  ---------  --------  -------
   Net loss...................................... $(121,020) $(76,772) $(3,492)
   Preferred stock beneficial conversion.........   (47,085)      --       --
                                                  ---------  --------  -------
   Net loss available to common stockholders..... $(168,105) $(76,772) $(3,492)
                                                  =========  ========  =======
   Weighted average shares outstanding...........    24,244    17,158   13,245
                                                  =========  ========  =======
   Loss per share................................ $   (6.93) $  (4.47) $ (0.26)
                                                  =========  ========  =======

 Accounting for Stock-Based Compensation

   Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," allows the Company to adopt either of two methods for accounting for stock options. The Company has elected to account for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). In accordance with SFAS No. 123, certain pro forma disclosures are provided in Note 6.

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

 Certain Reclassifications

   Certain reclassifications have been made to amounts previously reported to conform to current period presentation. Specifically, the 1998 consolidated balance sheet has been reclassified to reflect net assets held for sale at December 31, 1999.

(2) ACQUISITIONS AND DISPOSITIONS

 1998 Acquisitions

   In April 1998, the Company acquired the telecommunications assets and operations of Intercontinental Exchange, Inc. ("ICX"), a licensed provider of international telecommunications services headquartered in the San Francisco Bay area, in exchange for 400,000 shares of the Company's common stock.

   In June 1998, the Company acquired EnerTel, which holds a national infrastructure license and operates a telecommunications network in The Netherlands for consideration of 186 million Dutch guilders (approximately $92 million) and the repayment of certain EnerTel indebtedness of approximately $17 million. Beginning in 1996, EnerTel deployed a nationwide backbone fiber optic network utilizing capacity leased from its consortium members in order to provide domestic and international long distance services to business and residential customers in The Netherlands. EnerTel operates a network backbone of approximately 19,000 fiber kilometers. Additionally, EnerTel has interconnection and service agreements or arrangements with KPN Telecom, Deutsche Telecom, Belgacom S.A., and Cable & Wireless, Plc, that provide EnerTel with direct termination services in The Netherlands, Germany, Belgium, and the United Kingdom, respectively. On September 11, 1998, the Company sold a portion of the Bel 1600 division of EnerTel, which provided indirect access services to residential subscribers, for approximately $2.8 million (the net carrying value of the assets) as part of a strategic repositioning of EnerTel to serve carriers, ISPs and other high volume customers. On October 21, 1998, the Company entered into an agreement to sell a 15% interest in WorldPort Europe, the parent of EnerTel. The transaction closed on November 20, 1998 for consideration of a cash infusion comprising $2.8 million in equity and a 22.5 million Dutch Guilder shareholder loan. See Note 4 for further discussion on debt and capital lease obligations. The new minority shareholders in WorldPort Europe are three major regional Dutch utility and telecommunications services companies who were former shareholders of EnerTel.

   In August 1998, the Company acquired the assets and operations of International InterConnect, Inc. ("IIC"), a provider of international long distance and private line services primarily to Latin America. The purchase consideration was 916,520 shares of the Company's common stock (of which 38,500 are held in escrow) and $872.

   Each acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the underlying assets purchased and liabilities assumed based on their estimated fair market values at the respective acquisition dates. In the fourth quarter of 1998, a comprehensive independent appraisal of the assets acquired from EnerTel was completed. Certain adjustments were made to the initial purchase price allocation to reflect the results of this appraisal.

   The following table summarizes the net assets purchased in connection with the acquisitions and the amount attributable to goodwill (in thousands):

                                                        IIC    EnerTel    ICX
                                                      -------  --------  -----
   Working capital................................... $   629  $   (541) $(221)
   Property, plant, and equipment....................     243    78,975    169
   Other assets......................................     209       930     28
   Non-current liabilities...........................  (2,785)  (19,221)  (100)
   Customer base.....................................   7,442     2,500    635
   License...........................................     --     19,000    --
   Goodwill..........................................   2,785    35,142    --

 2000 Dispositions

   On November 11, 1999, the Company entered into a series of definitive agreements with Energis Plc for the sale of its 85% shareholding in EnerTel for $552 million. The sale was completed on January 14, 2000. The

Company anticipates recording a net book gain of approximately $279 million in the first quarter of 2000. Following the repayment of the Interim Loan Facility ($147.8 million), transaction fees ($6.3 million), estimated taxes ($83.2 million), and other related costs ($7.8 million), the Company anticipates having cash available of approximately $219 million to meet other obligations and fund future plans.

   Additionally, as discussed in Note 3, the Company sold IIC on February 29, 2000 for $0.3 million and is currently negotiating to sell Telenational Communications Inc. ("TNC").

 Pro Forma

   The unaudited pro forma consolidated results of operations of the Company, as though the 2000 Dispositions had taken place on January 1, 1998, are as follows:

                                                              December 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
   Revenues................................................ $  7,155  $    --
                                                            ========  ========
   Net loss................................................ $(35,204) $(23,932)
                                                            ========  ========
   Net loss per share, basic and diluted................... $  (3.39) $  (1.39)
                                                            ========  ========

   Additionally, the unaudited pro forma balance sheet of the Company, subsequent to the disposition is as follows:

                                                               December 31, 1999
                                                               -----------------
     Current assets...........................................     $222,106
     Other assets.............................................          677
     Total assets.............................................      222,783
     Current liabilities......................................       23,359
     Long-term liabilities....................................        4,021
     Stockholders' equity.....................................      195,403


   The pro forma financial information does not purport to represent what the consolidated results of operations would have been if the dispositions had in fact occurred on these dates, nor does it purport to indicate the Company's future consolidated financial position or future consolidated results of operations. The pro forma adjustments are based on currently available information and certain assumptions that the Company's management believes are reasonable.

(3) ASSET IMPAIRMENT

   In August 1999, the Company announced that it was closing its U.S. carrier operations and initiated the process of disposing of certain assets and subsidiaries, including TNC and IIC. On February 29, 2000, the Company sold IIC for $0.3 million. The Company is currently negotiating the sale of TNC, but to date does not have a definitive sale arrangement. The Company has taken an asset impairment charge of approximately $4.8 million, $6.1 million and $1.0 million in connection with the pending sale of TNC, IIC and other U.S. based assets, respectively, to write the net investments down to their anticipated net realizable value. Additionally, the balance sheet accounts of EnerTel, TNC and IIC have been collapsed in the accompanying financial statements, and are reflected as Net assets held for sale. The following table summarizes the net assets prior to collapsing the balance sheet accounts and the net realizable asset write-down (in thousands) as well as certain statement of operations data as of and for the periods ended December 31, 1999 and 1998:

1999                              TNC      IIC     Other    EnerTel    Total
----                            -------  -------  --------  --------  --------
Working capital...............  $  (252) $   135  $      0  $(19,922) $(20,039)
Property, plant and equipment,
 net..........................    1,120      810     3,973   109,240   115,143
Intangibles...................    4,870    8,150         0    45,545    58,565
Other long-term assets
 (liabilities)................      452   (2,703)        0   (38,214)  (40,465)
Impairment loss...............   (4,840)  (6,062)   (1,000)        0   (11,902)
                                -------  -------  --------  --------  --------
Net assets held for sale......  $ 1,350  $   330  $  2,973  $ 96,649  $101,302
                                =======  =======  ========  ========  ========
Revenues......................  $ 6,111  $ 6,885  $    --   $ 65,816  $ 78,812
Operating loss................   (5,661)  (7,563)      --    (23,202)  (36,426)
Net loss......................   (6,282)  (7,575)      --    (26,263)  (40,120)
1998                              TNC      IIC    EnerTel    Total
----                            -------  -------  --------  --------
Working capital...............  $  (659) $(1,072) $(19,782) $(21,513)
Property, plant and equipment,
 net..........................    4,992      399    85,159    90,550
Other long-term assets
 (liabilities)................      401   (2,596)  (20,106)  (22,301)
Intangible assets.............    5,592    9,554    49,895    65,041
                                -------  -------  --------  --------
Net assets held for sale......  $10,326  $ 6,285  $ 95,166  $111,777
                                =======  =======  ========  ========
Revenues......................  $ 7,982  $ 3,250  $ 17,359  $ 28,591
Operating loss................   (7,984)    (841)  (20,486)  (29,311)
Net loss......................   (8,573)    (830)  (23,370)  (32,773)

   In 1998, following its acquisition of EnerTel, the Company shifted its focus to becoming a facilities-based global telecommunications carrier with an emphasis on European operations. In connection with this shift in strategy and the resulting changes in asset deployment, management conducted a comprehensive evaluation of its existing assets to determine whether they were impaired under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." ("SFAS No. 121"). As a result of this evaluation, management determined that assets acquired in 1997 from WWC were impaired as defined by SFAS No. 121. A charge of approximately $898 was recorded to reduce these assets (principally goodwill) to their net realizable value. In addition, the Company determined that certain switching and other network equipment it previously operated would no longer be utilized following the EnerTel acquisition. A charge of approximately $3,944 was recorded to write this equipment down to its net realizable value.

(4) DEBT AND CAPITAL LEASE OBLIGATIONS

   The Company's current and long-term debt as of December 31, 1999 and 1998 consists of the following:

                                                             1999       1998
                                                           ---------  ---------
   Interim Loan Facility, due November 18, 1999, secured,
    variable interest rate, net of unamortized discounts
    of $0 and $17,075, respectively......................  $ 147,541  $ 110,926
   Related party loan, due February 28, 2000, unsecured,
    14% interest rate....................................      2,000        --
   EnerTel Minority Shareholder loan, due ten years after
    the repayment of the Interim Loan, variable interest
    rate.................................................     10,981     12,028
                                                           ---------  ---------
     Total...............................................    160,522    122,954
   Less current portion..................................   (160,522)  (110,926)
                                                           ---------  ---------
   Long-term, net of current portion.....................  $     --   $  12,028
                                                           =========  =========

   To finance the EnerTel acquisition, the Company entered into a $120 million Interim Loan facility with a consortium of lenders effective June 23, 1998, the terms of which also included the issuance of warrants. The Interim Loan Facility, which originally matured on June 23, 1999 and was extended until November 18, 1999, includes certain negative and affirmative covenants and is secured by a lien on substantially all of the assets of the Company and certain of its subsidiaries and a pledge of the capital stock of certain of the Company's subsidiaries. In order to secure the extension until November 18, 1999, the Company has agreed to pay the Lenders an amendment fee of $600,000 at the maturity date. The amendment fee has been recorded as interest expense in the accompanying financial statements. The Interim Loan Facility bears interest at LIBOR (as defined in the credit agreement related to the Interim Loan Facility) plus 6% per annum increasing by 0.5% per annum at the end of each period of three consecutive months after June 23, 1998 (14.06% at December 31, 1999); provided, that such interest rate shall not exceed 16% per annum if paid in cash or 18% per annum if capitalized. As of December 31, 1999, the Interim Loan Facility holders, in aggregate, have received warrants exercisable for 4,069,904 shares of Common Stock at a price per share of $0.01. In addition to the warrants which the Interim Loan Facility holders had received as of December 31, 1999, such holders are entitled to receive additional warrants on the date the Interim Loan Facility is repaid in full, so that all warrants issued to such holders represent 11% of the Company's fully-diluted outstanding Common Stock on the date of such repayment. As of December 31, 1999, the warrants issued and to be issued in connection with the Interim Loan Facility were valued at an aggregate of approximately $31.8 million. The Company repaid the Interim Loan Facility including interest ($147.8 million) with proceeds from the sale of its European operations in January 2000. See Notes 1 and 2 where discussed.

   On October 20, 1998, the Company entered into a loan agreement with the purchasers of a minority interest in EnerTel in the principal amount of approximately 22.5 million Dutch Guilders (the "Minority Shareholder Loan"). The Minority Shareholder Loan bears interest at the LIBOR rate plus 6.5% per annum, increasing by 0.5% per annum every three months until the Interim Loan Facility is repaid (as of December 31, 1999, the Minority Shareholder Loan bore interest at 14.06% per annum). The Minority Shareholder Loan is secured by a pledge of 15% of the shares of EnerTel N.V., which pledge shall be released upon the repayment of the Interim Loan Facility. The Minority Shareholder Loan matures 10 years after the repayment of the Interim Loan Facility. In December 1999, a related party purchased the Minority Shareholder Loan. In conjunction with the sale of the European operations in January 2000, Energis repaid the Minority Shareholder Loan in full including interest.

   In December 1999, the Company entered into a loan agreement with a related party in the principal amount of $2 million bearing interest at 14%. The note was unsecured and matured on January 14, 2000. The note is convertible at the option of the holder into shares of Preferred Stock at $2.00 per share. During February 2000, the note holder exercised the option to convert the note into 1,000,000 shares of newly-created preferred stock. The Company is currently negotiating the terms of the new preferred stock which is anticipated to convert into Common Stock on a 1:1 basis. The note holders were also granted warrants to purchase 25,000 shares common stock at a strike price of $0.01. The company has recorded additional interest expense of $0.1 million related to the fair market value of these warrants in the December 31, 1999 statement of operations.

   The carrying value of the aforementioned debt approximates market value.

 Additional Financing

   In conjunction with unsuccessful financing activities and acquisitions, the Company incurred $4,373 in costs in 1998, which have been recorded as a charge against income in Other Expenses in the accompanying statement of operations.

(5) COMMITMENTS AND CONTINGENCIES

   The commitments reflected here are subsequent to the sale of the EnerTel, IIC, and other operating equipment as substantially all of the Company's material obligations were transferred to the related purchaser.

   In February 1999, the Company entered into an agreement with a telecommunications carrier to sell to carrier transmission capacity throughout various points of presence in Europe for approximately $8 million, payable upon acceptance of the circuits by the carrier. The contract provides the purchaser with an indefeasible right of use of this capacity for a period of 20 years. The Company has entered into a separate agreement with a European telecommunications company which gives the Company the right to purchase capacity through these points of presence. This contract provides for indefeasible rights of use for a period of 10 years. The Company is pursuing means to satisfy the capacity commitment to the Company's customer for the remaining 10 years of that contract. During the second quarter of 1999, the Company recorded revenue under the contract of $2.1 million and costs, including an estimate of future costs for years 11-20 based on an independent third party's estimate, of $2.5 million. This represents management's best estimate of the present value of such future costs to provide these services. Management will monitor this estimate and adjust it as necessary when, and if, additional information is available. The initial transaction under the contract was negotiated in anticipation of future profitable revenues from the customer. The Company is currently negotiating with both parties to restructure a portion of this contract. The effects of this restructuring are not expected to have a material impact on the financial statements.

 Leases

   The Company and its subsidiaries lease office and network facilities under various noncancelable operating and capital lease agreements. Future minimum commitments under the leases as of December 31, 1999 are as follows:

   Year Ending December 31                                  Operating Capital
   -----------------------                                  --------- -------
   2000....................................................  $  552   $ 3,284
   2001....................................................     457     2,873
   2002....................................................     364     1,908
   2003....................................................     208       468
                                                             ------   -------
   Minimum future lease payments...........................  $1,581     8,533
                                                             ======
   Less portion related to interest........................            (1,580)
                                                                      -------
   Present value of future minimum lease obligations.......             6,953
   Less current portion of obligations under capital
    leases.................................................            (2,932)
                                                                      -------
   Non-current portion of obligations under capital
    leases.................................................           $ 4,021
                                                                      =======

     Total rental expense for operating leases for the years ended December 31, 1999, 1998, and 1997 was $2,319, $1,272, and $90, respectively.

 Legal

   On April 17, 1998, we were served with a summons and complaint from MC Liquidating Corporation f/k/a MIDCOM Communications, Inc. ("MIDCOM"). Both the Company and TNC, our wholly-owned subsidiary are named as defendants, as are Telenational Communications, Limited Partnership, the former owner of the TNC assets ("TCLP"), and Edmund Blankenau, a principal of TCLP and one of our former directors. In its complaint, filed on April 8, 1998 in the U.S. Bankruptcy Court for the Eastern District of Michigan, Southern Division, MIDCOM seeks payment of over $600,000 for services allegedly provided to TCLP and the Company, together with other damages, attorney fees and costs. The Company believe the claims are without merit and intends to vigorously defend against them.

   The Company is a defendant in litigation filed in the Sub-District and District courts of The Hague, located in Rotterdam, Netherlands. The cases, filed in January and February, 1999, by Mr. Bahman Zolfagharpour, allege that we breached agreements with Mr. Zolfagharpour in connection with our purchase of MathComp B.V. from Mr. Zolfagharpour, our subsequent purchase of EnerTel, and Mr. Zolfagharpour's employment agreement with WorldPort Communications Europe, B.V., a former European subsidiary. The litigation seeks dissolution of the employment agreement and the non-competition clause of the agreement, damages in an amount exceeding $20 million, and the award of 2,500,000 shares of our common stock to Mr. Zolfagharpour. The Company intends to defend the case vigorously.

   Since July 14, 1999, the Company and certain of its former officers have been named as defendants in multiple shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. The plaintiffs in these lawsuits seek to represent a class of individuals who purchased or otherwise acquired Common Stock from as early as December 31, 1998 through June 25, 1999. Among other things, the plaintiffs allege that the defendants spoke positively about the Heico financing without disclosing the risk that non-compliance with certain Nasdaq rules in connection with the financing might cause the Company to be delisted from Nasdaq. The plaintiffs further allege the subsequent disclosure that the Company might be delisted from Nasdaq adversely affected the value of Common Stock. The plaintiffs allege violations of Sections 10(b) and 20(a) of the Exchange Act. The Company intends to defend these lawsuits vigorously, but due to inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of this litigation.

   On November 9, 1999, certain former employees of the Company filed an involuntary bankruptcy petition against the Company in the U.S. Bankruptcy Court for the Northern District of Georgia, Atlanta Division. The petitions alleged specific claims totaling $99,000 against the Company in their petition. Following settlement negotiations between the parties, on November 18, 1999, the Court entered an order dismissing the petitioner's claims. The order contained a specific finding by the Court that consummation of the sale of EnerTel was in the best interests of the Company, its creditors and stockholders.

   In addition to the aforementioned claims, the Company is involved in various other lawsuits or claims arising in the normal course of business. In the opinion of management, none of these lawsuits or claims will have a material adverse effect on the consolidated financial position or results of operations of the Company.

(6) STOCKHOLDERS' EQUITY

   The Company is authorized to issue 65,000,000 shares of Common Stock, $.0001 par value per share and 10,000,000 shares of Preferred Stock, $.0001 par value per share.

 Common Stock

   In March 1996, the Company completed a private placement offering of 3,333,333 shares of common stock for net proceeds of $2,388. In April 1998, the Company sold 180,000 shares for net proceeds of $900.

 Series A Preferred Stock

   The Company has designated 750,000 shares of its preferred stock to be Series A Preferred Stock ("Series A") with a par value of $0.0001 and a stated value of $2.25. The Series A is cumulative and bears dividends at the rate of 8% per annum, payable in cash or shares of the Company's common stock at the option of the Company. The Series A is convertible at any time, at the option of the holder. At December 31, 1998, 493,889 shares of Series A were outstanding. In 1999, all holders of Series A Preferred Stock converted their shares into shares of the Company's Common Stock in accordance with the terms of the Series A Preferred Stock agreement.

 Series B Preferred Stock Offering

   The Company has designated 3,000,000 shares of its preferred stock to be Series B Preferred Stock ("Series B") with a par value of $0.0001 and a stated value of $5.36. The Series B is non-cumulative and bears dividends at the rate of 7% per annum, payable in cash or shares of the Company's common stock at the option of the Company. The Series B is convertible at any time, at the option of the holder, and will be mandatorily converted upon the occurrence of certain events, at a rate of 4 shares of common stock for each share of preferred stock. Holders of Series B have voting rights equal to 40 votes per share on all matters submitted to a vote of the stockholders of the Company.

   In 1999, various holders of Series B Preferred Stock converted their shares into 7,863,884 shares of the Company's Common Stock in accordance with the terms of the Series B Preferred Stock agreement.

 Series C Preferred Stock

   The Company has designated 1,450,000 shares of its preferred stock to be Series C Preferred Stock ("Series C") with a par value of $0.0001 per share and a stated value of $35.31 per share. The Series C is non-cumulative and bears dividends at the rate of 7% per annum, payable in cash or shares of the Company's common stock at the option of the Company. The Series C is convertible at any time, at the option of the holder, and will be mandatorily converted upon the occurrence of certain events, into 10.865 shares of the Company's common stock for each share of Series C stock. Holders of Series C have voting rights equal to 40 votes per share on all matters submitted to a vote of the stockholders of the Company. At December 31, 1999, 1,416,030 shares of Series C were outstanding.

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

   Pursuant to the Purchase Agreement, the Company increased the size of its Board of Directors to eight members and appointed four individuals designated by the investor to serve as directors. The Company has also agreed to cause the investor's designees to comprise at least one-half of the boards of directors of each of its subsidiaries. In addition, the Company amended its Bylaws to provide that at least one of the investor's designees and, except in certain limited situations, one of the directors who was not designated by the investor must approve any action put before the Board of Directors in order for such to be properly approved by the Board of Directors.

   Additionally, in connection with the investor's purchase of Series C Stock, on December 31, 1998, the investor, the Company, and its Chairman and Chief Executive Officer, its Chief Financial Officer, the remaining Maroon Bells Capital Partners, Inc. ("MBCP") stockholder, and MBCP (collectively, the "Stockholders") also entered into a Shareholder Agreement. Pursuant to the Shareholder Agreement, the Stockholders (i) agreed not to vote certain of their shares of capital stock of the Company in favor of certain financing proposals or other items without the investor's consent and (ii) granted to the investor a proxy with respect to such capital stock for the investor's use in limited matters. Pursuant to the Shareholder Agreement, the investor and the Stockholders have also agreed to certain restrictions on the transfer of certain of their shares of the Company's capital stock.

 Series D Preferred Stock

   The Company has designated 650,000 shares of its preferred stock to be Series D Preferred Stock ("Series D") with a par value of $0.0001 per share and a stated value of $3.25 per share. The Series D is non-cumulative. The Series D is convertible at any time, at the option of the holder, and will be mandatorily converted upon the occurrence of certain events, at a rate of one share of common stock for each share of preferred stock. At December 31, 1999, 316,291 shares of Series D were outstanding.

 Series E Preferred Stock

   The Company has designated 145,000 shares of its preferred stock to be Series E Preferred Stock ("Series E") with a par value of $0.0001 per share and a stated value of $35.31 per share. On July 15, 1999, Heico purchased 141,603 shares of Series E convertible preferred stock for an aggregate purchase price of $5.0 million. In connection with this investment, the Company granted Heico a three-year option to purchase 424,809 shares of Series F convertible preferred stock for an aggregate purchase price of $15.0 million. The Series F would have terms and rights similar to the Series E.

   At Heico's option, it may convert these shares of preferred stock into Common Stock at a conversion price of $3.25 per share of Common Stock. If the Series F option is exercised, these shares of preferred stock may be converted into Common Stock at a conversion price of $4.00 per share of Common Stock.

   Certain of the Company's preferred stock issuances have conversion privileges which constitute beneficial conversion features under the provisions of Emerging Issues Task Force No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF 98-5"). To reflect the value of such conversion features under EITF 98-5, the Company recorded a $47.1 million charge to accumulated deficit and an equal and offsetting credit to additional paid in capital in 1999. This charge is also included as an increase in net loss attributable to common shareholders in the 1999 net loss per share calculation (see Note 1).

 Long-term Incentive Plan

   The Company adopted an incentive stock option plan for employees and consultants in September 1996. The Company has reserved 7,500,000 shares of common stock for issuance pursuant to the plan. Options vest over a period ranging from one to three years. Options granted to consultants are valued using the Black-Scholes model and are recorded as compensation expense over the period of service to which they relate. Such amounts were not material for any of the periods presented.

 Stock Options

   A summary of the status of the Company's stock option plan at December 31, 1999 is as follows (in thousands):

                                                                        Weighted
                                                                        Average
                                                                Shares   Price
                                                                ------  --------
   Outstanding at December 31, 1996............................     75   $0.08
   Granted.....................................................  1,100    1.74
   Forfeited...................................................   (250)   1.25
                                                                ------
   Outstanding at December 31, 1997............................    925    1.27
   Granted.....................................................  5,216    7.53
   Exercised...................................................    (92)   2.06
   Forfeited...................................................   (298)   1.81
                                                                ------
   Outstanding at December 31, 1998............................  5,751    6.91
                                                                ------
   Granted.....................................................  1,829    7.76
   Exercised................................................... (2,310)   7.51
   Forfeited...................................................   (914)   2.17
                                                                ------
   Outstanding at December 31, 1999............................  4,356    7.95
                                                                ------

   The remaining weighted average contractual life of the options outstanding at December 31, 1999 is 8.7 years and the weighted average price of the 3,244 exercisable options at December 31, 1999 is $8.05.

   The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives of options issued by year:

                                    Weighted
                                     Average
                                    Remaining                       Weighted
           Range of    Outstanding Contractual Weighted Exercisable Average
 Year      Exercise        as         Life     Exercise    As of    Exercise
Granted     prices     of 12/31/99 (in years)   Price    12/31/99    Price
-------  ------------- ----------- ----------- -------- ----------- --------
1997     $0.75--$ 2.00      345        7.5      $0.96        338     $0.93
1998     $1.75--$14.19    2,947        8.5      $8.94      2,764     $8.94
1999     $3.56--$ 9.08    1,064        9.5      $7.47        142     $7.83

   Had compensation cost for stock options been determined under SFAS No. 123, the Company's net loss and net loss per share would have been the following pro forma amounts:

                                                    Year ended December 31,
                                                   ----------------------------
                                                     1999       1998     1997
                                                   ---------  --------  -------
   Net loss
     As reported.................................. $(121,020) $(76,772) $(3,492)
     Pro forma....................................  (123,585)  (90,072)  (3,731)
   Net loss per share
     As reported.................................. $   (6.93) $  (4.47) $ (0.26)
     Pro forma....................................     (7.04)    (5.25)   (0.28)

   Under SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants:

                                                     Year ended December 31,
                                                    ---------------------------
                                                     1999      1998      1997
                                                    -------  --------  --------
   Risk free rate..................................     5.4%      5.3%      6.8%
   Expected dividend...............................       0%        0%        0%
   Expected lives.................................. 5 years  10 years  10 years
   Volatility......................................    80.1%     77.4%     58.1%

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

 Employee Benefit Plan

   The Company's subsidiary, EnerTel, is required by Dutch law to contribute a certain percentage of its employees' salary, based on the employees' ages, to a fund managed by a third-party for retirement purposes. The Company has no obligation other than to make the contributions as defined by the law. The Company recorded compensation expense of approximately $680 and $500 related to contributions made during 1999 and from acquisition through December 31, 1998.

(7) RELATED PARTY TRANSACTIONS

 Advisory Agreements

   On March 7, 1997, the Company and MBCP entered into a twelve month advisory agreement for services to be rendered in conjunction with potential acquisitions and financings. On February 4, 1998, the Company amended the Advisory Agreement with MBCP to ensure the continuity of services during its expansion phase by renewing the Advisory Agreement for an additional twenty-four months with an expiration of March 7, 2000. Under terms of the amendment, the Company agreed to grant MBCP five-year options to purchase 250,000 shares of the Company's common stock at an exercise price of $2.00 per share. At the time of grant, the options were valued in accordance with SFAS No. 123 and the related amount, $1,045 is recorded as a component of selling, general and administrative expense in the accompanying statement of operations. All other transactions with MBCP were not material.

   The Advisory Agreement was terminated on December 31, 1998 pursuant to a termination agreement between the Company and MBCP. Under the termination agreement, the Company paid to MBCP $200, agreed to issue to MBCP shares of a new series of its preferred Stock with an aggregate liquidation value of $1.0 million and assigned to MBCP promissory notes receivable from certain officers of MBCP, which notes had an aggregate amount outstanding of $1.6 million (including accrued interest). Such payments reflected payment in full for all services rendered, expenses incurred and retainer payments owing to MBCP in 1998. The accompanying balance sheets reflect the impact of this settlement.

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

 Affiliated Sales

   As discussed in Note 2, the Company divested itself of its Bel 1600 unit. The Company holds a minority interest (20%) in the company to which these assets were transferred. During 1999 and 1998, the Company had sales of approximately $8.0 million and $4.3 million to this new entity.

 Other Related Party Transactions

   A director of the Company, is a partner at a law firm that provided the principal on-going legal services to the Company prior to the second quarter of 1999.

 Related Party Debt

   As discussed in Note 4, Heico, holder of Series C and E Preferred Stock, loaned the Company $2 million in the form of a convertible note in December 1999. Additionally, they purchased the Minority Shareholder Loan in December 1999.

(8) TAXES

   Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows:

                                                              December 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
   Deferred tax assets and (liabilities):
     Net operating loss carryforwards...................... $ 73,586  $ 27,473
     Property related......................................   16,900    18,432
     Interim Loan Warrants.................................       --    (5,083)
     Asset Impairment......................................   (4,523)   (8,349)
     Accrued liabilities...................................    1,473       295
     Other.................................................    1,220       367
                                                            --------  --------
       Total deferred tax assets, net......................   88,656    33,135
   Less: Valuation allowance...............................  (98,967)  (43,446)
                                                            --------  --------
       Net deferred tax liability.......................... $(10,310) $(10,310)
                                                            ========  ========

   The net deferred tax liability is reflected in net assets held for sale as the liability relates to EnerTel and IIC.

   The Company has incurred losses since inception. As the Company is unable to conclude that it is more likely than not that it will be able to realize the benefit of its deferred tax assets, it has provided a full valuation allowance against the net amount of such assets. The deferred tax liability at December 31, 1999 and 1998 represents net deferred tax liabilities in those jurisdictions in which net operating loss carryforwards and other deferred tax assets are insufficient to fully offset deferred tax liabilities.

   At December 31, 1999, the Company had net operating loss carryforwards of approximately $151 million for U.S. income tax purposes and approximately $91 million for foreign tax purposes. The U.S. carryforwards primarily expire beginning in 2018. The foreign carryforwards do not expire.

   Section 382 of the Internal Revenue Code limits the utilization of net operating loss carryforwards when there are changes in ownership greater than 50%, as defined. The Company has not yet made a determination of whether a change in control under Section 382 has occurred. If such a change has occurred, the timing of the Company's utilization of its U.S. NOL carryforwards could be impacted.

   A reconciliation from the federal statutory rate to the Company's effective tax rate is as follows:

                                                           1999   1998   1997
                                                           ----   ----   ----
   Federal statutory rate................................. (34)%  (34)%  (34)%
   Amortization of Goodwill...............................   2      2      0
   State taxes............................................  (4)    (4)    (4)
   Other..................................................  (1)   --     --
   Valuation Allowance....................................  37     36     38
                                                           ---    ---    ---
     Total................................................   0 %    0 %    0 %
                                                           ===    ===    ===

(9) SEGMENT REPORTING

   SFAS No. 131 requires the reporting of profit and loss, specific revenue and expense items and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to the corresponding amounts in the general purpose financial statements.

   The Company views itself as participating in one business segment--a facilities-based global telecommunications carrier. Its operations can be viewed as European and North American. Intersegment revenues are not material. Financial data by geographic area for 1999 and 1998 are as follows:

   1999                                      European  North American   Total
   ----                                      --------  -------------- ---------
   Revenues................................. $ 65,816     $ 20,151    $  85,967
   Depreciation and amortization............   17,877        7,519       25,396
   Operating loss...........................  (22,202)     (48,588)     (70,790)
   Interest expense, net....................  (49,107)      (2,969)     (52,076)
   Net loss.................................  (69,463)     (51,557)    (121,020)
   Total assets.............................   96,649        7,639      104,288
   Net assets held for sale.................   96,649        4,653      101,302
   1998                                      European  North American   Total
   ----                                      --------  -------------- ---------
   Revenues................................. $ 18,307     $ 10,284    $  28,591
   Depreciation and amortization............    8,311        7,599       15,911
   Operating loss...........................  (20,675)     (26,979)     (47,654)
   Interest expense, net....................  (23,928)        (642)     (24,570)
   Net loss.................................  (43,699)     (33,073)     (76,772)
   Total assets.............................   95,166       63,298      158,464
   Net assets held for sale.................   95,166       16,611      111,777

            Prior to 1998, all operations were North American based.

(10) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                 3 Months Ended
                                  ----------------------------------------------
                                   March
1999                                31,     June 30,  September 30, December 31,
----                              --------  --------  ------------- ------------
Revenues......................... $ 18,275  $ 24,521    $ 22,467      $ 20,704
Operating loss................... $(11,714) $(12,880)   $(26,431)     $(19,765)
Net loss......................... $(27,001) $(31,323)   $(36,327)     $(26,370)
Loss per share................... $  (3.54) $  (1.32)   $  (1.81)     $  (1.10)
1998
----
Revenues......................... $    948  $  1,716    $ 11,746      $ 14,181
Operating loss................... $ (2,829) $ (4,764)   $(15,105)     $(24,956)
Net loss......................... $ (3,005) $ (5,429)   $(24,465)     $(43,873)
Loss per share................... $  (0.17) $  (0.32)   $  (1.38)     $  (2.44)

   The loss per share amounts for the three months ended March 31, 1999 and September 30, 1999 have been adjusted from the previously reported amounts on Form 10-Q to reflect the beneficial conversion charges related to certain of the Company's 1999 preferred stock issuances. See Note 6. These non-cash charges were $40.0 million, or $2.11 per share, and $7.1 million, or $0.30 per share for the first and third quarters of 1999, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors.

   The information concerning directors of the Company required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1999.

Executive Officers.

   The information concerning executive officers of the Company required under this Item is provided under Item 4A.

ITEM 11. EXECUTIVE COMPENSATION

   The information required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)

1. FINANCIAL STATEMENTS

   Report of Independent Public Accountants
   Consolidated Balance Sheets--December 31, 1999 and 1998
   Consolidated Statements of Operations for the years ended December 31, 1999, 1998, and 1997
   Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998, and 1997
   Consolidated Statements of Comprehensive Income for the years ended December 31, 1999, 1998, and 1997
  Consolidated Statements of Cash Flows for the years ended December 31,
     1999, 1998, and 1997
   Notes to Consolidated Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

   The following financial statement schedule is submitted as part of this report:

     (i) Report of Independent Public Accountants

     (ii) Schedule II--Valuation and Qualification Accounts

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

                                          WORLDPORT COMMUNICATIONS, INC.

                                                  /s/ Carl J. Grivner
                                          By: _________________________________
                                                      Carl J. Grivner
                                                Chief Executive Officer and
                                                         President

Dated: March 28, 2000

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

              Signature                          Title                   Date
              ---------                          -----                   ----
         /s/ Carl J. Grivner           Chief Executive Officer,     March 28, 2000
______________________________________  President and Director
           Carl J. Grivner              (Principal Executive
                                        Officer)

          /s/ John T. Hanson           Chief Financial Officer      March 28, 2000
______________________________________  (Principal Financial and
            John T. Hanson              Accounting Officer)

     /s/ Michael E. Heisley, Sr.       Director                     March 28, 2000
______________________________________
       Michael E. Heisley, Sr.

        /s/ Stanley H. Meadows         Director                     March 28, 2000
______________________________________
          Stanley H. Meadows

         /s/ Peter A. Howley           Director                     March 28, 2000
______________________________________
           Peter A. Howley

         /s/ Andrew Sage, II           Director                     March 28, 2000
______________________________________
           Andrew Sage, II

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE

   We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES included in this Form 10-K and have issued our report thereon dated March 22, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Atlanta, Georgia
March 22, 2000

                         WORLDPORT COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999

                                                  ADDITIONS
                                       --------------------------------
                            Balance at            Charged to            Balance at
                            Beginning  Charged to   Other                 End of
   Description              of Period    Income    Accounts  Deductions   Period
   -----------              ---------- ---------- ---------- ---------- ----------
   Provision for
    uncollectible accounts
     1997..................    $ 0        $ 15       $ 0        $ 0        $ 15
     1998..................    $15        $  0       $ 0         15(1)     $  0
     1999..................    $ 0        $359       $ 0        $ 0(1)     $359

--------
(1) Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.

                                 EXHIBIT INDEX

  3.1 Certificate of Incorporation of the Company, as amended, previously filed as Exhibit 3.1 to Form 10-KSB/A for the fiscal year ended
          December 31, 1997, and incorporated herein by reference.
  3.2 Bylaws of the Company, as amended, previously filed as Exhibit 3.2 to Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.
  4.1     Certificate of Designation, Preferences and Rights of Series A
          Convertible Preferred Stock of the Company, dated November 12, 1997, previously filed as Exhibit 4.1 to Form 10K-SB for the fiscal year ended December 31, 1997, and incorporated herein by reference.
  4.2     Certificate of Designation, Preferences and Rights of Series B
          Convertible Preferred Stock of the Company, dated March 6, 1998, previously filed as Exhibit 4.1 to Form 10-Q for the fiscal quarter ended March 31, 1998, and incorporated herein by reference.
  4.3     Certificate of Designation, Preferences and Rights of Series C
          Convertible Preferred Stock of the Company, dated December 29, 1998, previously filed as Exhibit 4.1 to Form 8-K, dated December 31,
          1998, and incorporated herein by reference.
  4.4     Certificate of Designation, Preferences and Rights of Series D
          Convertible Preferred Stock of the Company, dated July 2, 1999, previously filed as Exhibit 3.1 to Form 10-Q for the fiscal quarter ended September 30, 1999, and incorporated herein by reference.
  4.5     Certificate of Designation, Preferences and Rights of Series E
          Convertible Preferred Stock of the Company, dated July 13, 1999, previously filed as Exhibit 4.2 to Form 8-K, dated July 15, 1999, and incorporated herein by reference.
  4.6     Certificate of Designation, Preferences and Rights of Series F
          Convertible Preferred Stock of the Company, dated July 13, 1999, previously filed as Exhibit 4.3 to Form 8-K, dated July 15, 1999, and incorporated herein by reference.
 10.1     Sale and Purchase Agreement, dated November 11, 1999, between
          WorldPort International, Inc., the Company and Energis plc, previously filed as Exhibit 10.1 to Form 8-K, dated January 14,
          2000, and incorporated herein by reference.
 10.2     Share Agreement, dated November 11, 1999, between WorldPort
          Communications Limited and Energis plc, previously filed as Exhibit
          10.2 to Form 8-K, dated January 14, 2000, and incorporated herein by reference.
 10.3     Switch Agreement, dated November 11, 1999, between WorldPort
          Communications Limited and Unisource Carrier Service USA, previously filed as Exhibit 10.3 to Form 8-K, dated January 14, 2000, and incorporated herein by reference.
 10.4     Switch Agreement, dated November 11, 1999, between the Company and
          WorldPort Communications Limited, previously filed as Exhibit 10.4 to Form 8-K, dated January 14, 2000, and incorporated herein by reference.
 10.5     Master Equipment Lease Agreement by and between the Company and
          Forsythe/McArthur Associates, Inc., dated October 31, 1997, previously filed as Exhibit 10.6 to Form 10-QSB for the fiscal quarter ended September 30, 1997, and incorporated herein by reference.
 10.5(a)  Lease Schedule A by and between the Company and Forsythe/McArthur
          Associates, Inc., dated October 30, 1997, previously filed as
          Exhibit 10.7 to Form 10-QSB for the fiscal quarter ended September
          30, 1997, and incorporated herein by reference.
 10.6     **Master Purchase Agreement between the Company and Northern Telecom
          Inc., dated June 3, 1998, previously filed as Exhibit 10.3 to Form
          10-QSB/A for the fiscal quarter ended June 30, 1998, and incorporated herein by reference.

 10.7      **Master Services Agreement between the Company and Northern
           Telecom Inc., dated June 3, 1998, previously filed as Exhibit 10.4 to Form 10-QSB/A for the fiscal quarter ended June 30, 1998, and incorporated herein by reference.
 10.8(a)   **Atlantic Crossing/AC-1 Submarine Cable System Capacity Purchase
           Agreement between Global Telesystems Ltd and the Company, dated
           April 7, 1998, previously filed as Exhibit 10.5 to Form 10-QSB/A for the fiscal quarter ended June 30, 1998, and incorporated herein by reference.
 10.8(b) **Amended and Restated Addendum to AC-1 Capacity Purchase Agreement and Inland Capacity Purchase Agreements between Atlantic Crossing
           Ltd (formerly known as Global Telesystems Ltd), the Company and the subsidiary grantors, dated March 9, 1999, previously filed as
           Exhibit 10.9(a) to Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.
 10.9      Series C Preferred Stock Purchase Agreement, dated December 31,
           1998, by and between The Heico Companies, LLC and WorldPort
           Communications, Inc., incorporated by reference to Exhibit 2.1 to Form 8-K, dated December 31, 1998.
 10.10(a)  Shareholder Agreement, dated December 31, 1998, by and among The
           Heico Companies, LLC, WorldPort Communications, Inc., Paul A.
           Moore, Phillip S. Magiera, Theodore H. Swindells and Maroon Bells
           Capital Partners, Inc., incorporated by reference to Exhibit 2.2 to Form 8-K, dated December 31, 1998.
 10.10(b) Amendment to Shareholder Agreement, dated January 25, 1999, by and among The Heico Companies, LLC, WorldPort Communications, Inc.,
           Paul A. Moore, Phillip S. Magiera, Theodore H. Swindells and Maroon
           Bells Capital Partners, Inc., previously filed as Exhibit 2.2(a) to
           Form 8-K, dated January 25, 1999, and incorporated herein by reference.
 10.11 Registration Rights Agreement, dated December 31, 1998, by and between The Heico Companies, LLC and the Company, previously filed as Exhibit 2.3 to Form 8-K, dated December 31, 1998, and incorporated herein by reference.
 10.12 Series E Preferred Stock Purchase Agreement, dated July 15, 1999, by and between The Heico Companies, LLC and the Company, previously filed as Exhibit 2.4 to Form 8-K, dated July 15, 1999, and incorporated herein by reference.
 10.13 Option Agreement for Series F Preferred Stock, dated July 15, 1999, by and between The Heico Companies, LLC and the Company, previously filed as Exhibit 2.5 to Form 8-K, dated July 15, 1999, and incorporated herein by reference.
 10.14     Termination Agreement, dated December 31, 1998, by and between the
           Company and Maroon Bells Capital Partners, Inc., previously filed as Exhibit 10.15 to Form 10-K for the fiscal year ended December
           31, 1998, and incorporated herein by reference.
 10.15     *WorldPort Communications, Inc. Amended and Restated Long-Term
           Incentive Plan, as amended, effective October 1, 1996, previously filed as Exhibit 10.17 of form 10-K for the fiscal year ended
           December 31, 1998, and incorporated herein by reference.
 10.16 *Employment Agreement with Carl J. Grivner, dated June 25, 1999, previously filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 30, 1999, and incorporated herein by reference.
 10.17     +*Employment Agreement by and between John T. Hanson and the
           Company, dated June 29, 1999.
 10.18 +*Employment Agreement by and between David Hickey and the Company, dated September 27, 1998.
 10.19(a) *Employment Agreement by and between Paul A. Moore and the Company, dated January 1, 1998, previously filed as Exhibit 10.2 to Form 10-
           QSB for the fiscal quarter ended March 31, 1998, and incorporated herein by reference.
 10.19(b)  *Amendment No. 1, dated as of March 31, 1998, to the Employment
           Agreement by and between Paul A. Moore and the Company dated
           January 1, 1998, previously filed as Exhibit 10.2(a) to Form 10-QSB for the fiscal quarter ended March 31, 1998, and incorporated herein by reference.

 10.19(c) *Second Amendment to Employment Agreement between Paul A. Moore and the Company, dated April 1, 1998, previously filed as Exhibit 10.2 to Form 10-QSB for the fiscal quarter ended June 30, 1998, and incorporated herein by reference.
 10.19(d)  Pledge Agreement made by Paul A. Moore and the Company, dated April
           1, 1998, previously filed as Exhibit 10.2(b) to Form 10-QSB for the fiscal quarter ended June 30, 1998, and incorporated herein by reference.
 10.19(e) *Third Amendment to Employment Agreement between Paul A. Moore and the Company, dated September 29, 1998, previously filed as Exhibit
           10.4 to Form 10-QSB for the fiscal quarter ended September 30, 1998, and incorporated herein by reference.
 10.19(f)  Promissory Note between Paul A. Moore and the Company, dated
           September 29, 1998, previously filed as Exhibit 10.5 to Form 10-QSB for the fiscal quarter ended September 30, 1998, and incorporated herein by reference.
 10.19(g) *Fourth Amendment to Employment Agreement between Paul A. Moore and the Company, dated December 1998, previously filed as Exhibit
           10.3(f) to Form 10-K for the fiscal year ended December 31, 1998.
 10.19(h)  *Settlement Agreement between Paul A. Moore and the Company, dated
           July 15, 1999, previously filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended September 30, 1999, and incorporated herein by reference.
 10.20(a)  *Employment Agreement by and between Phillip S. Magiera and the
           Company dated January 1, 1998, previously filed with Form 10-Q for the fiscal quarter ended March 31, 1998, and incorporated herein by reference.
 10.20(b)  *Amendment No. 1, dated as of March 31, 1998, to the Employment
           Agreement by and between Phillip S. Magiera and the Company dated
           January 1, 1998, previously filed with Form 10-Q for the fiscal quarter ended March 31, 1998, and incorporated herein by reference.
 10.20(c)  *Second Amendment to Employment Agreement between Phillip S.
           Magiera and the Company dated April 1, 1998, previously filed with Form 10-Q for the fiscal quarter ended June 30, 1998, and incorporated herein by reference.
 10.20(d)  Pledge Agreement made by Phillip S. Magiera and the Company dated
           April 1, 1998, previously filed with Form 10-Q for the fiscal quarter ended June 30, 1998, and incorporated herein by reference.
 10.20(e) *Third Amendment to Employment Agreement between Phillip S. Magiera and the Company dated September 29, 1998, previously filed with Form 10-Q for the fiscal quarter ended June 30, 1998, and incorporated herein by reference.
 10.20(f)  Promissory Note between Phillip S. Magiera and the Company dated
           September 29, 1998, previously filed with Form 10-Q for the fiscal quarter ended June 30, 1998, and incorporated herein by reference.
 10.20(g)  *Fourth Amendment to Employment Agreement between Phillip S.
           Magiera and the Company dated December 31, 1998.
 10.21     *Employment Agreement with Daniel G. Lazarek, dated February 16,
           1998, previously filed as Exhibit 10.4 to Form 10-QSB for the fiscal quarter ended March 31, 1998, and incorporated herein by reference.
 12.1      +Statement Regarding Computation of Ratio of Earnings to Fixed
           Charges.
 21.1      +Subsidiaries of the Company
 23.1      +Consent of Arthur Andersen LLP
 27.1      +Financial Data Schedule

--------

+  Filed herewith.
*  Compensation Plan or Agreement.
** Confidential treatment has been requested for portions of exhibit.