Form 10-Q
period 2000-03-31
WORLDPORT COMMUNICATIONS INC
filed 2000-05-15
CIK 857847

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             --------------------

                                   FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _______

     Commission File Number 000-25015

                         WORLDPORT COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)


             Delaware                                   84-1127336
             --------                                   ----------
  (State or other jurisdiction of                  (IRS Employer ID Number)
   incorporation or organization)

                            1825 Barrett Lakes Blvd.
                      Suite 100, Kennesaw, Georgia  30144
                      -----------------------------------
                    (Address of principal executive offices)

                                 (770) 792-8735
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES [X]      NO [ ]

As of May 8, 2000, the Registrant had 28,797,355 shares of Common Stock par value $0.0001 outstanding.
================================================================================

                         WORLDPORT COMMUNICATIONS, INC.
                               TABLE OF CONTENTS

                                                                                                                       Page
                                                                                                                       ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.            Financial Statements
                   Consolidated Balance Sheets as of
                   March 31, 2000 (unaudited) and December 31, 1999..............................................      3

                   Consolidated Statements of Operations
                   For the Three Months Ended March 31,
                   2000 and 1999 (unaudited).....................................................................      4

                   Consolidated Statements of Cash Flows for the
                   Three Months Ended March 31, 2000 and 1999 (unaudited)........................................      5

                   Notes to Condensed Consolidated Financial Statements (unaudited)..............................      6

Item 2.            Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.................................................      9

Item 3.            Quantitative and Qualitative Disclosures About Market Risk....................................      11

PART II - OTHER INFORMATION
---------------------------

Item 1.            Legal Proceedings.............................................................................      12

Item 2.            Changes in Securities.........................................................................      12

Item 6.            Exhibits and Reports on Form 8-K..............................................................      12

SIGNATURE   .....................................................................................................      13
---------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)


                                                                                           March 31,     December 31,
                                                                                             2000           1999
                                                                                             ----           ----
                                         ASSETS                                          (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents..........................................................    $294,474      $   1,149
    Accounts receivable, net of allowance for doubtful accounts                                              1,126
        of $970 and $359, respectively.................................................          --
    Prepaid expenses and other current assets..........................................         387             34
    Net assets held for sale...........................................................       1,350        101,302
                                                                                           --------      ---------
            Total current assets.......................................................     296,211        103,611
    PROPERTY AND EQUIPMENT, net........................................................         123            145
    OTHER ASSETS.......................................................................         605            532
                                                                                           --------      ---------
                       TOTAL ASSETS....................................................    $296,939      $ 104,288
                                                                                           ========      =========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable..................................................................    $  4,599      $  13,168
     Accrued expenses..................................................................       1,896          1,056
     Current portion of obligations under capital leases...............................       1,506          2,932
     Note payable to related party.....................................................       2,000         12,981
     Income taxes payable..............................................................      85,000             --
     Other current liabilities.........................................................       4,938          6,071
     Interim loan facility.............................................................          --        147,541
                                                                                           --------      ---------
                    Total current liabilities..........................................      99,939        183,749

Long-term obligations under capital leases, net of current portion.....................       3,891          4,021
                                                                                           --------      ---------
                         Total liabilities.............................................     103,830        187,770
                                                                                           --------      ---------

STOCKHOLDERS' EQUITY (DEFICIT):
     Undesignated preferred stock, $0.0001 par value, 4,800,000 shares
        authorized, no shares issued and outstanding...................................          --             --
     Series A convertible preferred stock, $0.0001 par value, 750,000 shares
        authorized, no shares issued and outstanding...................................          --             --
     Series B convertible preferred stock, $0.0001 par value, 3,000,000 shares
        authorized, 965,642 shares issued and outstanding..............................          --             --
     Series C convertible preferred stock, $0.0001 par value, 1,450,000 shares
        authorized, 1,416,030 shares issued and outstanding............................          --             --
     Series D convertible preferred stock, $0.0001 par value, 650,000 shares
        authorized, 316,921 shares issued and outstanding..............................          --             --
     Series E convertible preferred stock, $0.0001 par value, 145,000 shares
        authorized, 141,603 shares issued and outstanding..............................          --             --
     Common stock, $0.0001 par value, 65,000,000 shares authorized, 28,650,511 and
        28,210,280 shares issued and outstanding in 2000 and 1999, respectively........           3              3
     Warrants..........................................................................      21,562         23,398
     Additional paid-in capital........................................................     151,747        149,824
     Cumulative translation adjustment.................................................          (3)        (7,942)
     Retained earnings (deficit).......................................................      19,800       (248,765)
                                                                                           --------      ---------
                    Total stockholders' equity (deficit)...............................     193,109        (83,482)
                                                                                           --------      ---------

                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)...............    $296,939      $ 104,288
                                                                                           ========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)


                                                                           Three Months Ended
                                                                                 March 31,
                                                                          2000                1999
                                                                      -----------         -----------
                                                                      (unaudited)         (unaudited)
REVENUES......................................................          $  5,093            $ 18,275

COST OF SERVICES..............................................             3,061              12,068
                                                                        --------            --------
   Gross margin...............................................             2,032               6,207
                                                                        --------            --------

OPERATING EXPENSES:
   Selling, general and administrative expenses...............             8,218              12,649
   Depreciation and amortization..............................               449               5,272
                                                                        --------            --------
   Operating loss.............................................            (6,635)            (11,714)
                                                                        --------            --------

OTHER EXPENSE:
   Gain on sale of assets.....................................           353,095                  --
   Interest income (expense), net.............................             4,466             (15,610)
   Other income (expense), net................................             2,639                (880)
                                                                        --------            --------

INCOME (LOSS) BEFORE MINORITY INTEREST AND
  INCOME TAXES................................................           353,565             (28,204)

MINORITY INTEREST.............................................                --               1,203
                                                                        --------            --------

INCOME (LOSS) BEFORE INCOME TAXES.............................           353,565             (27,001)

INCOME TAX PROVISION..........................................            85,000                  --
                                                                        --------            --------

NET INCOME (LOSS).............................................          $268,565            $(27,001)
                                                                        ========            ========

NET INCOME (LOSS) PER SHARE:

  BASIC.......................................................          $   9.44            $  (3.54)
                                                                        ========            ========
  DILUTED.....................................................          $   4.82            $  (3.54)
                                                                        ========            ========

SHARES USED IN NET INCOME (LOSS) PER SHARE
  CALCULATION:
   BASIC......................................................            28,449              18,912
                                                                        ========            ========
   DILUTED....................................................            55,679              18,912
                                                                        ========            ========

  The accompanying notes are an integral part of these consolidated financial statements.

                WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (In thousands, except share data)

                                                                                                     Three Months Ended
                                                                                                         March 31,
                                                                                              -------------------------------
                                                                                                  2000                1999
                                                                                              -----------         -----------
                                                                                              (unaudited)         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).........................................................................     $ 268,565            $(27,001)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
          Depreciation and amortization...................................................           449               5,272
          Gain on sale of assets..........................................................      (353,095)                 --
          Non-cash interest expense.......................................................            --              14,523
          Non-cash compensation expense...................................................            --                 257
          Minority interest...............................................................            --              (1,203)
          Change in accounts receivable, net..............................................         1,126              (1,690)
          Change in prepaid expenses and other assets.....................................          (386)             (1,691)
          Change in accounts payable, accrued expenses and other liabilities..............        (9,152)            (14,925)
          Change in income taxes payable..................................................        85,000                  --
                                                                                               ---------            --------
                    Net cash used in operating activities.................................        (7,493)            (26,458)

CASH FLOWS FROM INVESTING ACTIVITIES:
          Sale of assets..................................................................       459,405                  --
          Capital expenditures............................................................           (15)             (8,011)
                                                                                               ---------            --------
                    Net cash provided by (used in) investing activities...................       459,390              (8,011)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of Interim Loan Facility.................................................      (147,541)                 --
       Repayment on note payable - related party..........................................       (10,981)               (150)
       Borrowings under capital lease facilities..........................................            --               8,892
       Principal payments on short-term debt..............................................            --                (202)
       Principal payments on obligations under capital leases.............................          (134)             (1,329)
       Exercise of stock options..........................................................            83                 230
       Exercise of warrants...............................................................             4                  --
       Proceeds from issuance of preferred stock, net of offering expenses................            --              32,500
                                                                                               ---------            --------
                    Net cash (used in) provided by financing activities...................      (158,569)             39,941

Effect of exchange rate changes on cash and cash equivalents..............................            (3)                (85)
                                                                                               ---------            --------

NET INCREASE IN CASH AND CASH EQUIVALENTS.................................................       293,325               5,387

CASH AND CASH EQUIVALENTS, beginning of the period........................................         1,149               9,015
                                                                                               ---------            --------
CASH AND CASH EQUIVALENTS, end of the period..............................................     $ 294,474            $ 14,402
                                                                                               =========            ========
CASH PAID DURING THE PERIOD FOR INTEREST..................................................     $     410            $    520
                                                                                               =========            ========
CASH PAID DURING THE PERIOD FOR INCOME TAXES..............................................     $      --            $     --
                                                                                               =========            ========
SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:

       Acquisition of property and equipment under capital lease..........................     $      --            $ 15,418
                                                                                               =========            ========
       Issuance of warrants in connection with Interim Loan...............................     $      --            $  3,656
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

                WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     -----------------------------------------------------------

     Organization
     ------------

     WorldPort Communications, Inc. (together with its subsidiaries, the "Company"), previously known as Sage Resources, Inc., was organized as a Colorado corporation on January 6, 1989, to evaluate, structure and complete mergers with, or acquisitions of, other entities. In October 1996, the Company changed its domicile to Delaware and changed to its current name. Until consummation of the sale transactions described in Note 2, the Company was a facilities-based global telecommunications carrier offering voice, data and other telecommunications services to carriers, Internet service providers ("ISPs"), medium and large corporations and distributors and resellers.

     In order to meet its obligations under the Interim Loan Facility due November 18, 1999, the Company sold substantially all of its operating assets during the first quarter of 2000. On November 11, 1999, the Company entered into a series of definitive agreements with Energis for the sale of its 85% shareholding in Worldport Communications Europe Holdings, B.V., the parent of EnerTel N.V., and associated assets ("EnerTel") for $522 million. The sale was consummated on January 14, 2000. The Company applied a portion of the net proceeds realized from the sale to repay existing debt, including the Interim Loan, trade credit and other liabilities. The Company is now pursuing a new strategic focus to become a European provider of complex and custom web-hosting services following the Enertel sale utilizing the remaining net proceeds.

     Basis of Presentation
     ---------------------

     The accompanying condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to such rules and regulations; however, management believes that the disclosures herein are adequate to make the information presented not misleading. The financial statements and notes thereto included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2000, and the results of operations and cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

     Financial Condition
     -------------------

     As discussed previously, in order to meet its obligations under the Interim Loan Facility due November 18, 1999, the Company sold substantially all of its material assets during the first quarter of 2000 through the sale of EnerTel. The Company applied a portion of the net proceeds realized from the sale to repay existing debt, including the Interim Loan, trade credit and other liabilities. The Company is now pursuing a new strategic focus following this sale utilizing the remaining net proceeds to become a European provider of complex and custom web-hosting services. Funding of potential future operating losses and execution of the Company's new strategic growth plans will require substantial continuing capital investment. The Company intends to use the remaining net proceeds from the sale of Enertel to fund these cash requirements and any additional requirements through debt facilities and additional equity financing. Although the Company has been able to arrange debt facilities and/or equity financing to date, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to the Company. If such financing is not obtained, the Company will have to alter its current business plan and/or seek alternative financing.

     Consolidation
     -------------

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Earnings (Loss) per Share
     -------------------------

     The following table reconciles basic earnings (loss) per share to diluted earnings (loss) per share. For 1999, basic and diluted loss per share are the same because any dilutive securities had an antidilutive effect on loss per share.

------------------------------------------------------------------------------
                                                          Three Months Ended
                                                               March 31,
------------------------------------------------------------------------------
                                                          2000          1999
------------------------------------------------------------------------------
Net income (loss)                                       $268,565      $(27,001)
Preferred stock beneficial conversion                         --       (40,000)
                                                        --------      --------
Net income (loss) available to common stockholders      $268,565      $(67,001)
------------------------------------------------------------------------------
Weighted average shares outstanding:
  Basic                                                   28,449        18,912
  Convertible preferred stock                             21,103            --
  Warrants                                                 2,849            --
  Options                                                  3,278            --
                                                        --------      --------
  Diluted                                                 55,679        18,912
------------------------------------------------------------------------------
Income (loss) per share:
  Basic                                                 $   9.44      $  (3.54)
  Diluted                                               $   4.82      $  (3.54)
------------------------------------------------------------------------------


(2)  DISPOSITIONS
     ------------

     On November 11, 1999, the Company entered into a series of definitive agreements with Energis for the sale of EnerTel for $522 million. The sale was consummated on January 14, 2000. The Company recorded a net book gain of approximately $268.1 million in the first quarter of 2000.

     In August 1999, the Company announced that it was closing its U.S. carrier operations and initiated the process of disposing of certain assets and subsidiaries, including Telenational Communications, Inc. ("TNC") and International Interconnect, Inc. ("IIC"). On February 29, 2000, the Company sold IIC for $0.3 million. The Company is currently considering the sale of TNC, but to date does not have a definitive sale arrangement. During 1999, the Company took an asset impairment charge of approximately $4.8 million, $6.1 million and $1.0 million in connection with the proposed sales of TNC, IIC and other U.S. based assets, respectively, to write the net investments down to their anticipated net realizable value. Additionally, the balance sheet accounts of EnerTel, TNC and IIC were consolidated in the accompanying December 31, 1999 financial statements. Only the net assets of TNC remain as net assets held for sale as of March 31,

     2000. If these sales had taken place on January 1, 1999, the Company would have had no material operating results. Accordingly, separate pro forma results are not presented.


(3)  CONTINGENCIES
     -------------

     On April 17, 1998, the Company was served with a summons and complaint from MC Liquidating Corporation f/k/a MIDCOM Communications, Inc. ("MIDCOM"). Both the Company and TNC are named as defendants, as are Telenational Communications, Limited Partnership, the former owner of the TNC assets ("TCLP"), and Edmund Blankenau, a principal of TCLP and a former director of the Company. In its complaint, filed on April 8, 1998 in the U.S. Bankruptcy Court for the Eastern District of Michigan, Southern Division, MIDCOM seeks payment of over $600,000 for services allegedly provided to TCLP and the Company, together with other damages, attorney fees and costs. The Company intends to vigorously defend against these claims.

     The Company is a defendant in litigation filed in the Sub-District and District courts of The Hague, located in Rotterdam, Netherlands. The cases, filed in January and February 1999, by Mr. Bahman Zolfagharpour, allege that the Company breached agreements with Mr. Zolfagharpour in connection with its purchase of MathComp B.V. from Mr. Zolfagharpour, its subsequent purchase of EnerTel, and Mr. Zolfagharpour's employment agreement with WorldPort Communications Europe, B.V., a former European subsidiary. The litigation seeks dissolution of the employment agreement and the non-competition clause of the agreement, damages in an amount exceeding $20 million, and the award of 2,500,000 shares of the Company's common stock to Mr. Zolfagharpour. The Company believes that the litigation is wholly without merit and intends to defend the case vigorously.

     Since July 14, 1999, WorldPort and certain of its former officers have been named as defendants in multiple shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. On or about March 21, 2000, a Consolidated Complaint was filed which adds The Heico Companies, LLC and Michael E. Heisley, Sr. as defendants. The plaintiffs in these lawsuits seek to represent a class of individuals who purchased or otherwise acquired the Company's common stock from January 4, 1999 through June 28, 1999. Among other things, the plaintiffs allege that the defendants spoke positively about the Heico financing without disclosing the risk that non-compliance with certain Nasdaq rules in connection with the financing might cause WorldPort to be delisted from Nasdaq. The plaintiffs further allege the subsequent disclosure that WorldPort might be delisted from Nasdaq adversely affected the value of the Company's common stock. The plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. WorldPort intends to defend these lawsuits vigorously, but due to inherent uncertainties of the litigation process and the judicial system, WorldPort is unable to predict the outcome of this litigation.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     Note on "Forward-Looking" Statements
     ------------------------------------

     The information set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others, (i) expected changes in the Company's revenues and profitability, (ii) prospective business opportunities and
     (iii) the Company's strategy for redirecting and financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends" or "expects". These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

     The Company's revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: (i) changes in external competitive market factors, (ii) termination of certain operating agreements or inability to enter into necessary operating agreements, (iii) inability to satisfy anticipated working capital or other cash requirements, (iv) changes in or developments under domestic or foreign laws, regulations, licensing requirements or telecommunications standards and internet protocols, (v) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market, (vi) various competitive factors that may prevent the Company from competing successfully in the marketplace, and (vii) the Company's ability to raise additional capital. In light of these risks and uncertainties, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The foregoing review of important factors should not be construed as exhaustive. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included under Item 1 of this Form 10-Q. In addition, reference should be made to the Financial Statements and Notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     Overview
     --------

     Until consummation of the sales transactions described below, the Company was a facilities-based global telecommunications carrier offering voice, data and other telecommunications services to carriers, Internet service providers ("ISPs"), medium and large corporations and distributors and resellers. In order to meet its obligations under the Interim Loan Facility due November 18, 1999, the Company sold substantially all of its operating assets during the first quarter of 2000. On November 11, 1999, the Company entered into a series of definitive agreements with Energis for the sale of its 85% shareholding in WorldPort Communications Europe Holdings, B.V., the parent of EnerTel N.V., and associated assets ("EnerTel") for $522 million. The sale was consummated on January 14, 2000. The Company applied a portion of the net proceeds realized from the sale to repay existing debt, including the Interim Loan, trade credit and other liabilities. Additionally, the Company completed the sale of International InterConnect, Inc. ("IIC") in February 2000.

     The Company is pursuing a new strategic focus to become a European provider of complex and custom web-hosting services following this sale utilizing the remaining net proceeds. The Company intends to provide a complete complex Web hosting service portfolio including network management, co-location services, WAP and ASP support services, and disaster recovery - providing end-to-end service to medium and large corporations as well as ISPs that will enable customers to completely outsource their mission-critical Internet operations.

     Results of Operations
     ---------------------

     During the first quarter of 2000, the Company completed the disposition of substantially all of its operating assets, and began execution of the Company's new business plan. Accordingly, the historical results of operations for prior periods in which the Company was operational and had the Interim Loan obligation are not comparable to the current period and are not representative of what future results will be. During the three months ended March 31, 2000, the Company had net income of $268.6 million, compared to a loss of $27.0 million during the same period in 1999. Net income was substantially comprised of a one-time after tax gain of $268.1 million related to the sale of EnerTel. Included in the losses incurred during the three months ended March 31, 1999, are the operating results of EnerTel and IIC, including amortization of the purchase price premium and recording of financing costs related to the Company's acquisition of EnerTel, as well as general expenses related to the Company's worldwide business development and financing activities. Included in the results of operations for the three months ended March 31, 2000 are the results of Enertel and IIC through their dates of sale (January 14, 2000 and February 29, 2000, respectively).

     Liquidity and Capital Resources
     -------------------------------

     As of December 31, 1999, the Company had a working capital deficit of $80.1 million and cash of $1.1 million. The EnerTel sale transaction contributed substantially all of the working capital increase to the Company during the quarter. As a result the Company had working capital of $196.3 million at March 31, 2000.

     Operations used $7.5 million during the three months ended March 31, 2000, due primarily to the payment of working capital obligations.

     Investing activities provided $459.4 million during the three months ended March 31, 2000, which consisted almost entirely of the Enertel sale transaction.

     Financing activities used $158.6 million during the three months ended March 31, 2000, and principally related to the repayment of the Interim Loan and a related party note payable from the proceeds of the Enertel sale transaction.

     The Company is pursuing its new business plan following the sale of Enertel utilizing the remaining net proceeds. Funding of potential future operating losses and execution of the Company's new strategic growth plans will require substantial continuing capital investment. The Company intends to use the remaining net proceeds from the sale of Enertel to fund these cash requirements and any additional requirements through debt facilities and/or additional equity financing. Although the Company has been able to arrange debt facilities and/or equity financing to date, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to the Company. If such financing is not obtained, the Company will have to alter its current business plan and/or seek alternative financing.

     New Accounting Pronouncements
     -----------------------------

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and transactions involving hedge accounting. The Company has not yet determined the impact this statement will have on its consolidated financial statements.



ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Management believes that the Company's exposure to market rate fluctuations on its investments is nominal due to the short-term nature of those investments.

                          PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     Since July 14, 1999, WorldPort and certain of its former officers have been named as defendants in multiple shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. See
     Part I Item 3 of Form 10-K for the fiscal year ended December 31, 1999. On or about March 21, 2000, a Consolidated Complaint was filed which adds The Heico Companies, LLC and Michael E. Heisley, Sr. as defendants. The plaintiffs in this lawsuit seek to represent a class of individuals who purchased or otherwise acquired the Company's common stock from January 4, 1999 through June 28, 1999.

     From time to time, the Company is involved in various other lawsuits not disclosed in Note 3 to the Condensed Consolidated Financial Statements or claims arising from the normal course of business. In the opinion of management, none of such other lawsuits or claims will have a material adverse effect on the Company's financial condition or results of operations.


ITEM 2.   CHANGES IN SECURITIES

     During the quarter ended March 31, 2000, various holders of warrants issued in connection with the Company's interim loan facility exercised their warrants for 405,231 shares the Company's Common Stock. The issuance of these shares was exempt from registration under Section 4 (2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit No.         Description
          -----------         -----------

          27.1                Financial Data Schedule (for SEC use only)

     (b)  Reports on Form 8-K

     The Company filed a current report on Form 8-K on January 28, 2000 to report under Item 2 the disposition of substantially all of its operating assets to Energis on January 14, 2000. Included in the Form 8-K was the following Unaudited Pro Forma Financial Data:

     * Pro Forma Consolidated Balance Sheet Information as of September 30, 1999

     * Pro Forma Consolidated Statement of Income for the Year ended December 31, 1998

     * Pro Forma Consolidated Statement of Income for the Period ended September 30, 1999

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WORLDPORT COMMUNICATIONS, INC.




Date: May 12, 2000            By: /s/ John T. Hanson
      ------------                ---------------------------------
                                  John T. Hanson
                                  Chief Financial Officer