Form 10-K/A
period 1999-12-31
WORLDPORT COMMUNICATIONS INC
filed 2000-06-22
CIK 857847

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-K/A
                                AMENDMENT NO. 1

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

                                      OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to ___

                       Commission file number: 000-25015

                        WORLDPORT COMMUNICATIONS, INC.
            (Exact name of registrant as specified in its charter)

              Delaware                                  84-1127336
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)

               975 Weiland Road, Buffalo Grove, Illinois  60089
                   (Address of principal executive offices)

                                (847) 229-8200
             (Registrant's telephone number, including area code)

                           ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                            Names of each exchange
                Title of Each Class          on which registered
                -------------------          -------------------
                      None                           None

          Securities registered pursuant to Section 12(g) of the Act:

                       Common Shares, $0.0001 Par Value

                           ------------------------

Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                             PURPOSE OF AMENDMENT

The registrant has determined to furnish the information required in Part III of its Annual Report on Form 10-K for the fiscal year ended December 31, 1999 rather than to incorporate it by reference to information to be contained in the registrant's definitive proxy statement. The registrant hereby amends Part III of the Annual Report on Form 10-K as follows to include the information required by Part III.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our directors and executive officers, as of May 30, 2000, are as follows:


Name                               Age         Principal Position
-----                              ---         ------------------

Michael E. Heisley, Sr.             63         Chairman of Board, Chief
                                                Executive Officer and President
Stanley H. Meadows                  55         Director
Andrew G. C. Sage II                74         Director
Peter A. Howley                     60         Director
John T. Hanson                      42         Chief Financial Officer
James L. Martin                     45         Chief Technology Officer
David Hickey                        39         Vice President -
                                                Corporate Development


Michael E. Heisley, Sr.

Michael E. Heisley, Sr., 63, has been a member of the Board of Directors since December 1998. Mr. Heisley has been the Manager, President and Chief Executive Officer of The Heico Companies, LLC ("Heico"), a holding company in Chicago, Illinois which acquires or invests in and operates a diverse group of businesses, since its formation in 1988 and also serves as the Chief Executive Officer of various of Heico's subsidiaries. Mr. Heisley is a director of Robertson-Ceco Corporation, Tom's Foods Inc. and nutrisystem.com, Inc. Mr. Heisley received a bachelor's degree in business administration from Georgetown University.

Stanley H. Meadows

Stanley H. Meadows, 55, has been a member of the Board of Directors since December 1998. Mr. Meadows has been General Counsel of Heico since February 1998 and is a partner at the law firm of McDermott, Will & Emery, where he has practiced since 1970. Mr. Meadows is a director of Robertson-Ceco Corporation and Tom's Foods, Inc. Mr. Meadows received a bachelor of science degree from the University of Illinois and a law degree from the University of Chicago.

Andrew G. C. Sage II

Andrew G. C. Sage II, 74, has been a member of the Board of Directors since April 1999. Mr. Sage has served as President of Sage Capital Corporation, a general business and financial management corporation specializing in business restructuring and problem solving, since 1993 and was the President and Chief Executive Officer of Robertson Ceco Corporation, a metal buildings manufacturing company, from November 1992 to December 1993. Mr. Sage held various positions with Shearson Lehman Brothers, Inc. and its predecessors, Lehman Brothers and Lehman Brothers Kuhn Loeb, Inc., since joining the investment bank in 1948, including General Partner from 1960-1970, President from 1970-1973, Vice Chairman from 1973-1977, Managing Director from 1977-1987, and Senior Consultant from 1987-1990. Since 1990, Mr. Sage has been a consultant in general business and financial management. Mr. Sage is a director of American Superconductor Corporation and Tom's Foods, Inc., and is currently the Chairman of the Board of Robertson-Ceco Corporation.

Peter A. Howley

Peter A. Howley, 60, has been a member of our Board of Directors since August, 1997. From May, 1994 to the present, Mr. Howley has been a private investor, advisor and board member of several early stage companies. From 1985 until May 1994, Mr. Howley served as Chairman, Chief Executive Officer and President of Centex Telemanagement, Inc., a U.S. company specializing in the outsourcing of telecommunications management for small to medium-sized businesses. Mr. Howley also currently serves on the board of Exodus Communications, Inc. Mr. Howley has served on the NASDAQ Corporate Advisory Board, the American Business Conference and the Independent Institute.

John T. Hanson

John T. Hanson, 42, has been our Chief Financial Officer since July 1999. From August 1998 to July 1999, Mr. Hanson served as Vice President and Chief Financial Officer for Millenium Rail, Inc., a railcar repair and maintenance services company. Prior to that, from 1995 to 1998, Mr. Hanson was Vice President and Chief Financial Officer for Wace USA, Inc., an international provider of technology based solutions for the graphic arts industry. Previously, for ten years, Mr. Hanson served as Vice President Finance and Controller for Ameritech where he was responsible for building the Telephone Industry Services business unit, which had sales of $600 million. Prior to joining Ameritech, Mr. Hanson was chief financial officer for Illinois Bell Communications, where he was responsible for re-engineering and restructuring. Mr. Hanson received a Bachelors degree in Accounting from DePaul University and a Masters degree in management from Northwestern University.

James L. Martin

James L. Martin, 45, has been our Chief Technology Officer since March 2000. From September 1998 to March 2000, Mr. Martin served as Vice President of Web Hosting and Sales Engineering for Cable and Wireless, a global telecommunications company. Prior to that, from 1980 to September 1998, Mr. Martin worked for MCIWorldcom (formerly known as MCI), a telecommunications company, where he most recently served as Vice President of its Internet Solution Center.

David Hickey

David Hickey, 39, joined us in June 1998 and currently serves as Vice President
- Corporate Development. From 1986 to June 1998, Mr. Hickey served as a telecommunications consultant and founding director of Datanet Limited, an independent international telecommunications consulting firm based in Dublin, Ireland, advising corporate clients, including carriers and government agencies. Mr. Hickey graduated with honors from the University College of Dublin with a Bachelors degree in Electrical Engineering.

            Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and officers, and persons who beneficially own more than 10% of our common stock, to file with the Securities and Exchange Commission ("SEC") reports of beneficial ownership and changes in beneficial ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on the review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that during the 1999 fiscal year all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except as follows: (1) A Form 3 and a Form 5 relating to a grant of stock options were inadvertently filed late on Mr. Grivner's behalf,
(2) a Form 3 and a Form 5 relating to a grant of stock options were inadvertently filed late on John T. Hanson's behalf, (3) a Form 3 and a Form 4 relating to three transactions were inadvertently filed late on Heico's behalf,
(4) a Form 4 relating to two transactions was not filed on Heico's behalf, (5) all forms relating to such transactions for Heico were also inadvertently filed late on behalf of Mr. Heisley who must report Heico's transactions due to his beneficial ownership of Heico's shares, (6) a Form 3 was inadvertently filed late on Mr. Meadows' behalf, (7) a Form 3 was inadvertently filed late on Mr. Sage's behalf, (8) a Form 3 and a Form 4 reporting a single transaction were inadvertently filed late on behalf of one of the Company's former directors, Emily Heisley Stoeckel, (9) a

Form 3 and a Form 4 reporting a single transaction were inadvertently filed late on Stephen Courter's behalf, (10) a Form 3 was inadvertently filed late on behalf of one of the Company's former directors, Larry Geis, and (11) a Form 4 reporting a single transaction was inadvertently filed late on Donald C. Hilbert, Jr.'s behalf.

ITEM 11. EXECUTIVE COMPENSATION

     The following summary compensation table sets forth information concerning cash and non-cash compensation for services rendered during the fiscal years ended December 31, 1999, 1998 and 1997 to (a) the two persons who served as Chief Executive Officer of the Company during 1999, (b) the four highest paid executive officers who were executive officers as of December 31, 1999 and (c) certain other executive officers who would have been among the four highest paid executive officers if they had been executive officers of the Company as of December 31, 1999 (the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE

                                                       Annual Compensation                      Long-Term Compensation
                                                ----------------------------------          -----------------------------
                                                                                            Restricted       Securities
                                                                                                             ----------
Name and                                                                                      Stock          Underlying
                                                                                                             ----------
Principal Position                     Year     Salary        Bonus          Other           Award(s)        Options/SARs
------------------                     ----     ------        -----          -----           -------         ------------
+Carl J. Grivner(1)...............     1999    $259,690       $250,000       $100,000(2)           --           825,000(3)
   Former Chairman of the Board,       1998          --             --             --              --                --
   Chief Executive Officer and         1997          --             --             --              --                --
   President

John T. Hanson(4).................     1999    $108,537       $112,500             --              --           150,000
   Chief Financial Officer             1998          --             --             --              --                --
                                       1997          --             --             --              --                --

David Hickey(5)...................     1999    $154,708       $ 95,416       $ 24,753(6)       10,000(7)             --
   Vice President -                    1998    $ 33,632       $ 21,020       $  6,279              --           225,000
   Corporate Development               1997          --             --             --              --                --

+Stephen Courter(8)...............     1999    $157,103             --       $ 60,000(9)       30,000(7)             --
   Former Regional Vice                1998    $ 69,231       $ 43,750       $ 20,068(10)          --           150,000(11)
   President--Europe                   1997          --             --             --              --                --

+Paul A. Moore(12)................     1999    $300,000(13)   $150,000(13)   $ 63,482(14)          --                --
   Former Chief Executive Officer      1998    $300,000       $150,000             --              --           580,000
                                       1997          --             --             --              --                --

+Daniel G. Lazarek(15)............     1999    $238,553        $50,000             --          30,000(7)             --
   Former Vice President of            1998    $165,000        $83,625      $  30,700(16)          --           500,000(17)
   Global Sales and Marketing          1997          --             --             --              --                --

 +Phillip S. Magiera(18)..........     1999    $167,871             --             --              --                --
   Former Chief Financial              1998    $240,000       $120,000             --              --           325,000
   Officer                             1997          --             --             --              --            80,000

 +Donald C. Hilbert, Jr.(19)......     1999    $132,592             --             --              --                --
   Former Controller                   1998    $ 58,462       $ 21,433             --              --            40,000(20)
                                       1997          --             --             --              --                --

__________________
+ No longer in the employment of the Company
  (1) Mr. Grivner served as Chairman, Chief Executive Officer and President of the Company from June 1999 to April 2000.
  (2) Represents moving expenses paid to Mr. Grivner.

 (3) Options to acquire 653,130 shares of common stock were cancelled upon Mr. Grivner's resignation effective April 2000.
 (4) Mr. Hanson joined the Company in July 1999.
 (5) Mr. Hickey joined the Company in September 1998.
 (6) Represents pension plan donations made by the Company for Mr. Hickey's benefit.
 (7) Represents restricted stock awards which were granted in 1999.
 (8) Mr. Courter was employed by the Company from July 1998 to January 2000.
 (9) Represents a cost of living differential paid to Mr. Courter.
(10) Consists of a cost of living differential ($20,000) and group term life policy earnings ($68) paid to Mr. Courter.
(11) Options to acquire 100,000 shares of common stock were cancelled upon termination of Mr. Courter's employment.
(12) Mr. Moore resigned as Chief Executive Officer and director effective July 15, 1999.
(13) Mr. Moore's salary includes $150,000 paid pursuant to, and his bonus was paid under, a Settlement Agreement dated July 15, 1999.
(14) Consists of medical and disability insurance benefits paid by the Company and reimbursements of administrative expenses paid to Mr. Moore pursuant to the Settlement Agreement.
(15) Mr. Lazarek was employed by the Company from March 1998 to September 1999.
(16) Consists of moving expenses paid to Mr. Lazarek ($27,500) and a car allowance ($3,200).
(17) Options to acquire 150,000 shares of common stock were cancelled upon termination of Mr. Lazarek's employment.
(18) Mr. Magiera was employed by the Company from January 1998 to September
     1999.
(19) Mr. Hilbert was employed by the Company from June 1998 to March 2000.
(20) Options to acquire 26,667 shares of common stock were cancelled upon termination of Mr. Hilbert's employment.


                             EMPLOYMENT AGREEMENTS

Carl J. Grivner

     In June 1999, the Company entered into a three-year employment agreement with Mr. Grivner whereby Mr. Grivner agreed to serve as Chief Executive Officer of the Company. Pursuant to the terms of his employment agreement, Mr. Grivner was entitled to a base salary of $500,000 per year, and a minimum annual cash bonus of $350,000. In addition, pursuant to his employment agreement, Mr. Grivner was awarded options under the Company's Long-Term Incentive Plan to acquire 825,000 shares of common stock.

     In the first quarter of 2000, Mr. Grivner agreed with the Board of Directors that, in light of the start-up nature of the Company at such time, Mr. Grivner's base salary would be decreased to $300,000 per year and Mr. Grivner's annual bonus would be reduced to a minimum of $150,000. In connection with this reduction in cash compensation, subject to stockholder approval of the proposed 2000 Long-Term Stock Incentive Plan (the "Proposed 2000 Plan"), Mr. Grivner was awarded additional options to acquire 2,175,000 shares of common stock under the Proposed 2000 Plan.

     In April 2000, Mr. Grivner resigned as Chairman of the Board, President and Chief Executive Officer. Michael E. Heisley, Sr., a director of the Company, assumed the post of Chairman of the Board, President and Chief Executive Officer at that time. Pursuant to a Settlement Agreement entered into between Mr. Grivner and the Company, the parties agreed, among other things, that (i) the Company would pay Mr. Grivner a lump sum payment of $500,000; (ii) Mr. Grivner would be entitled to retain vested options to purchase up to 103,122 shares of common stock and his other options would be forfeited; and (iii) Mr. Grivner would not, prior to April 24, 2001, directly or indirectly solicit any officers or employees of the Company or any of its affiliates for employment or other retention without the prior written consent of the Company. The Settlement Agreement additionally provides for a noncompetition agreement by Mr. Grivner until April 24, 2001, mutual releases by Mr. Grivner and the Company, and indemnification and insurance by the Company with respect to certain matters in connection with Mr. Grivner's service with the Company.

John T. Hanson

     In May 1999, the Company entered into an employment agreement with Mr. Hanson whereby he agreed to serve as Chief Financial Officer of the Company. In accordance with the terms of the employment agreement, Mr. Hanson earns a base salary of $235,000 per year and is eligible to receive an annual bonus (he was entitled to a guaranteed annual bonus of $90,000 for 1999). In 1999, in accordance with his employment agreement, Mr. Hanson received options to acquire 150,000 shares of common stock under the Company's Long-Term Incentive Plan which vest in increments of one-third over a three year period beginning June 29, 2000, unless vesting is accelerated as a result of a change in control of the Company. Mr. Hanson's employment agreement provides that, in the event Mr. Hanson's employment is involuntarily terminated as a result of a change of control of the Company, he will be entitled to a severance payment equal to one year of his base salary.

David Hickey

     In September 1998, the Company entered into an employment agreement with Mr. Hickey whereby Mr. Hickey currently serves as Vice President--Corporate Development. Pursuant to his employment agreement, in 1998 and 1999 Mr. Hickey earned annual base salaries of NLG 300,000 and NLG 400,000 (approximately $130,260 and $173,680, assuming an exchange rate of NLG 1=$0.4342) respectively. Mr. Hickey receives a monthly expense allowance of NLG 500 ($224) and the Company reimburses him for the cost of leasing a car, not exceeding NLG 2,800 per month ($1,256).

Paul A. Moore

     In January 1998, the Company entered into a two-year employment agreement with Mr. Moore whereby Mr. Moore agreed to serve as an executive of the Company. Pursuant to the terms of his employment agreement, as amended, Mr. Moore earned a base salary of $300,000 during each year of his employment agreement. Mr. Moore was also eligible to earn an annual bonus of up to 50% of his base salary based on criteria to be established by the Board of Directors.

     In July 1999, Mr. Moore resigned his position as an employee, officer and director of the Company and its subsidiaries. Mr. Moore entered into an agreement with the Company that terminated the employment agreement described above. Pursuant to this termination agreement, the Company agreed to pay Mr. Moore as follows:

     . in 1999, $300,000 ($150,000 of which represents salary and $150,000 of which represents bonus payable in six monthly installments);

     . in 2000, $450,000 payable in eleven equal monthly installments of $25,000 commencing on January 31, 2000 and a final installment of $175,000 on January 2, 2001;

     . no more than $135,000 for office rent and secretarial services through December 31, 2000;

     . medical and disability insurance benefits through July 2000; and

     . $15,000 in legal expenses incurred by Mr. Moore relating to the negotiation of the termination agreement.

Stephen R. Courter

     In June 1998, Mr. Courter agreed to serve as the Company's Managing Director--Finance pursuant to an employment agreement. On January 14, 2000, Mr. Courter's employment was terminated and Mr. Courter became employed by a subsidiary of Energis plc ("Energis") as part of the sale of the EnerTel assets by the Company to Energis. Mr. Courter's base salary pursuant to the letter agreement, as amended, was $172,500 and Mr. Courter was compensated for the cost of living differential at a rate of $5,000 per month. Mr. Courter was also eligible to receive a bonus equal to 50% of his base pay. Pursuant to his employment agreement, Mr. Courter was granted an option to acquire 150,000 shares of common stock, of which options to acquire 100,000 shares were cancelled when his employment terminated in January 2000.

Phillip Magiera

     In January 1998, the Company entered into a two-year employment agreement with Mr. Phillip S. Magiera whereby Mr. Magiera agreed to serve as an executive of the Company. Pursuant to the terms of his employment agreement, Mr. Magiera earned a base salary of $240,000 during each year of his employment agreement. Mr. Magiera was also eligible to earn an annual bonus of up to 50% of his base salary based on criteria to be established by the Board of Directors.

     In September 1999, Mr. Magiera resigned his position as an employee, officer and director of the Company and its subsidiaries.

Daniel G. Lazarek

     In March 1998, the Company entered into an employment agreement with Mr. Lazarek whereby Mr. Lazarek agreed to serve as the Company's Vice President of Global Sales and Marketing. Pursuant to the terms of his employment agreement, Mr. Lazarek earned a base salary of at least $150,000 per year and was eligible to earn performance incentive bonuses up to 50% of his base salary based on criteria to be established by the Company's President.

     In September 1999, Mr. Lazarek resigned his position as an employee, officer and director of the Company and its subsidiaries. The Company paid Mr. Lazarek severance in the amount of $6,346.

                           LONG-TERM INCENTIVE PLAN

     The Company's Amended and Restated Long-Term Incentive Plan (the "Long-Term Incentive Plan") was adopted in 1996 to promote the Company's success and enhance stockholder value by (i) linking the personal interests of the Company's directors, key employees and consultants to those of the stockholders, (ii) providing directors and employees with an incentive for outstanding performance and (iii) providing flexibility in the Company's ability to attract and retain the services of its directors, employees and contractors.

     The Long-Term Incentive Plan is administered by the Compensation Committee, whose members must qualify as non-employee directors within the meaning of the SEC's regulations. The Compensation Committee is authorized to determine, among other things, the individuals to whom, and the times at which, options and other benefits are to be granted, the number of shares subject to each option, the applicable vesting schedule and the exercise price. The Long-Term Incentive Plan provides that, upon a Change of Control (as defined in the Long-Term Incentive
Plan), all outstanding options and other awards in the nature of rights that may be exercised pursuant to the Long-Term Incentive Plan shall become fully exercisable and all restrictions on all awards granted thereunder shall lapse.

     The Board of Directors has the power to amend the Long-Term Incentive Plan from time to time. Stockholder approval of an amendment is only required to the extent that it is required by law or regulatory authority.

     As of December 31, 1999, options to acquire a total of 4,462,635 shares of common stock were outstanding under the Long-Term Incentive Plan (of which 4,278,819 were vested) with exercise prices ranging from $0.75 to $14.19 per share.

                                    OPTIONS

     The following table sets forth certain information with respect to each Named Executive Officer concerning individual grants of options to purchase common stock made during the year ended December 31, 1999 under the Long-Term Incentive Plan:


                       Option Grants in Last Fiscal Year
                               Individual Grants

                                                      % of Total
                                        Number of      Options                                      Potential Realized
                                         Shares       Granted to                                     Value at Assumed
                                       Underlying     Employees    Exercise or                  Annual Rates of Stock Price
                                         Options      in Fiscal    Base Price    Expiration       Appreciation for Option
Name                                     Granted       Year(1)      Per Share      Date(2)                Term(3)
----                                     -------       -------      ---------      -------                -------
                                                                                                    5%               10%
                                                                                                    --               ---
+Carl J. Grivner....................     825,000(4)     55.4%          $8.10      5/28/09        $4,525,109     $11,163,745
  Former Chairman of the Board,
  Chief Executive Officer and
  President
John T. Hanson......................     150,000(5)     10.1%          $3.56      6/29/09        $  489,760     $ 1,096,167
  Chief Financial Officer

_______________
+ No longer in the employment of the Company

(1) Based on an aggregate of 1,489,000 options granted to employees, including the Named Executive Officers, in 1999.
(2)  The term of all options is ten years.
(3) The potential realizable value is calculated based on the term of the option at its time of grant (ten years). It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate compounded for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. The assumed annual rates of stock price appreciation of 5% and 10% are set by rules promulgated by the SEC and are not intended as a forecast of possible future appreciation in stock prices.
(4) Options to acquire 653,130 shares of common stock were cancelled upon Mr. Grivner's resignation effective April 2000.
(5) One-third of these options vest on each of the first, second and third anniversaries of the date of grant (June 29, 1999).

                  Option Exercises and Fiscal Year-End Values

     The following table sets forth certain information with respect to each Named Executive Officer concerning the exercise of options to purchase common stock during the fiscal year ended December 31, 1999, as well as unexercised options to purchase common stock held as of the end of such fiscal year.

                Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year End Option Values

                            Shares                          Number of Securities
                           Acquired                              Underlying                   Value of Unexercised
                              on            Value          Unexercised Options at             In-the-Money Options
Name                       Exercise        Realized           December 31, 1999               December 31, 1999(1)
----                       --------        --------           -----------------               --------------------
                                                        Exercisable    Unexercisable       Exercisable     Unexercisable
                                                        -----------    -------------       -----------     -------------
+Carl J. Grivner                --               --          103,122        721,878(2)       $      0         $ 0
  Former Chairman of
  the Board, Chief
  Executive Officer
  and President

John T. Hanson                  --               --               --        150,000                --         $ 0
  Chief Financial
  Officer

David Hickey                    --               --          175,000         50,000          $      0         $ 0
  Vice President
  - Corporate
  Development

+Stephen Courter                --               --           50,000        100,000(3)       $      0         $ 0
  Former Regional
  Vice President--
  Europe

+Paul A. Moore             250,000(4)    $2,000,000          520,000             --          $      0         $ 0
  Former Chief
  Executive Officer

+Phillip S. Magiera             --               --          405,000             --          $106,400          --
  Former Chief
  Financial Officer

+Daniel G. Lazarek          75,000       $  103,111          275,000             --(5)       $      0         $ 0
  Former Vice
  President of Global
  Sales and
  Marketing

+Donald C. Hilbert, Jr.         --               --           13,000         26,227(6)       $      0         $ 0
  Former Controller

  ________________
  + No longer in the employment of the Company

  (1) Value is calculated in accordance with the rules of the SEC by subtracting the exercise price per share for each option from the fair market value of the underlying common stock as of December 31, 1999 and multiplying that difference by the number of shares of common stock subject to the option. The fair market value of one share of common stock as of December 31, 1999 was $2.08 per share.

  (2) Options to acquire 653,130 shares of common stock were cancelled upon Mr. Grivner's resignation effective April 2000.

  (3) Options to acquire 100,000 shares of common stock were cancelled upon termination of Mr. Courter's employment effective January 2000.

(4) Represents options held and exercised by MBCP, an entity over which Mr. Moore shares voting and investment powers.

(5) Options to acquire 150,000 shares of common stock were cancelled upon termination of Mr. Lazarek's employment effective September 1999.

(6) Options to acquire 26,667 shares of common stock were cancelled upon termination of Mr. Hilbert's employment effective March 2000.

                            DIRECTORS' COMPENSATION

     In 1999, each member of the Board of Directors served without compensation. The Directors are entitled to reimbursement by the Company for their reasonable expenses incurred in acting as Directors.

     Subject to stockholder's approval of the 2000 Long-Term Stock Incentive Plan, each non-employee director will receive options under such Plan to acquire 100,000 shares of the Company's common stock following the annual meeting, which options will vest over a period of four years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Common Stock

     The following table sets forth certain information as of May 30, 2000 (except as otherwise indicated) regarding the beneficial ownership of the common stock by (i) all individuals known to beneficially own 5% or more of the outstanding common stock, (ii) each of the Named Executive Officers (as defined below under Executive Compensation), directors and nominees for director and
(iii) all of the Company's executive officers and directors as a group, in each case to the best of the Company's knowledge. Except as otherwise indicated, the Company believes that the beneficial owners of such securities listed below have sole investment and voting power with respect to such shares. Unless otherwise indicated, the address of the officers listed in the tables below is that of the Company's principal offices located at 975 Weiland Road, Buffalo Grove,
Illinois 60089.



                                                                   Number of Shares
                                                                   ----------------
                                                                     Beneficially
                                                                     ------------
Name of Beneficial Owner                                               Owned(1)             Percent of Class(2)
------------------------                                               --------             -------------------
The Heico Companies, LLC(3).....................................        21,414,924                 41.4%
Michael E. Heisley, Sr.(4)......................................        21,414,924                 41.4%
+Paul A. Moore(5)...............................................         5,290,276                 15.1%
Anderlit, Ltd.(6)...............................................         2,985,076                  9.1%
+Phillip S. Magiera(7)..........................................         1,678,246                  5.2%
J O Hambro Capital Management Limited(8)........................         1,550,000                  4.8%
+Daniel Lazarek(9)..............................................           305,000                    *
David Hickey(10)................................................           225,625                    *
Peter A. Howley(11).............................................           164,628                    *
+Carl J. Grivner(12)............................................           103,122                    *
+Stephen Courter(13)............................................            80,000                    *
Stanley H. Meadows..............................................            64,584                    *
John T. Hanson(14)..............................................            90,625                    *
+Donald C. Hilbert, Jr.(15).....................................            13,333                    *
Andrew Sage.....................................................                --                   --
Kathleen A. Cote(16)............................................                --                   --
Executive officers and directors as a group (seven people)              22,001,011                 42.1%
 (17)(18).......................................................

___________

  *Less than 1%.

  +No longer in the employment of the Company.

(1) With respect to any particular individual or group, the number of shares of common stock beneficially owned by such individual or group includes the number of shares of common stock issuable upon the conversion of convertible securities or the exercise of options owned by such individual or group, in each case if such securities are convertible or exercisable within 60 days of May 30, 2000.

(2)  Based on 30,696,095 shares of common stock outstanding as of May 30, 2000.

(3) Includes (i) 15,385,165 shares of common stock issuable upon conversion of 1,416,030 shares of Series C Preferred Stock, (ii) 1,538,517 shares of common stock issuable upon conversion of 141,603 shares of Series E Preferred Stock, (iii) 3,750,001 shares of common stock issuable upon conversion of 424,809 shares of Series F Preferred Stock issuable upon exercise of an option and (iv) 416,240 shares of common stock issuable upon exercise of a warrant. The address of this stockholder is 5600 Three First National Plaza, Chicago, Illinois 60602.

(4) Represents all shares beneficially owned by The Heico Companies, LLC ("Heico"), an entity which Mr. Heisley controls. Mr. Heisley's address is c/o Heico, 5600 Three First National Plaza, Chicago, Illinois 60602.

(5) Includes (i) 1,000,000 shares of common stock owned by Anderlit, Ltd. ("Anderlit") and 1,985,076 shares of common stock issuable upon conversion of 496,269 shares of Series B Preferred Stock owned by Anderlit, (ii) 312,000 shares of common stock and all shares owned by Maroon Bells Capital Partners, Inc. ("MBCP") over which Mr. Moore shares voting and investment powers (which consists of 84,540 shares of common stock issuable upon conversion of 21,135 shares of Series B Preferred Stock and 316,921 shares of common stock issuable upon conversion of 316,921 shares of Series D Preferred Stock), (iii) 19,072 shares of common stock issuable upon conversion of 4,768 shares of Series B Preferred Stock which are owned by Moore Investments, (iv) 500,000 shares of common stock issuable upon conversion of 125,000 shares of Series B Preferred Stock owned by Mr. Moore and (v) 580,000 shares of common stock which may be acquired pursuant to options held by Mr. Moore. Mr. Moore holds an irrevocable proxy to vote all shares owned by Anderlit. Mr. Moore is a principal of MBCP and the controlling stockholder of Moore Investments. Does not take into account irrevocable proxies granted to the Company by Anderlit, MBCP and Mr. Moore with respect to shares of Series B Preferred Stock. Mr. Moore resigned as Chief Executive Officer and director of the Company in July 1999. The stockholder's address is c/o Anderlit, Palm Chambers No. 3, P.O. Box 3152, Road Town, Tortola, British Virgin Islands.

(6) Includes 1,985,076 shares of common stock issuable upon conversion of 496,269 shares of Series B Preferred Stock. Does not take into account irrevocable proxies granted to the Company by Anderlit, MBCP and Mr. Moore with respect to shares of Series B Preferred Stock. The stockholder's address is Palm Chambers No. 3, P.O. Box 3152, Road Town, Tortola, British Virgin Islands.

(7) Includes (i) 500,000 shares of common stock issuable upon conversion of 125,000 shares of Series B Preferred Stock, (ii) 405,000 shares of common stock which may be acquired pursuant to options and (iii) 425,000 shares of common stock owned by Mr. Magiera's children. Does not take into account irrevocable proxies granted to the Company by Anderlit, MBCP and Mr. Moore with respect to shares of Series B Preferred Stock. The stockholder's address is 1 Colonial Road, Dover, Massachusetts 02030.

(8) Pursuant to a Schedule 13G filed on May 26, 2000 by (i) J O Hambro Capital Management (Holdings) Limited ("Holdings"), (ii) J O Hambro Capital Management Limited ("J O Hambro Capital Management"), (iii) Christopher Harwood Bernard Mills, (iv) American Opportunity Trust plc ("American Opportunity Trust"), (v) Oryx International Growth Fund Limited ("Oryx"),
     (vi) Consulta (Channel Islands) Limited ("Consulta") and (vii) The Trident North Atlantic Fund ("Trident North Atlantic"), as of May 1, 2000, such persons/entities beneficially owned the following shares of common stock pursuant to shared investment and voting power: 1,550,000 shares (5.4%), 1,550,000 shares (5.4%), 1,550,000 shares (5.4%), 500,000 shares (1.7%),
     350,000 shares (1.2%), 350,000 shares (1.2%) and 200,000 shares (0.7%), respectively. The address of Holdings, J O Hambro Capital Management, Christopher Harwood Bernard Mills and American Opportunity Trust is 10 Park Place, London SW1A 1LP England. The address of Oryx and Consulta is Bermuda House, St. Julian's Avenue, St. Peter Port, Guernsey. The address of Trident North Atlantic is P.O. Box 309 Ugland House, George Town, Grand Cayman, Cayman Islands. Holdings is the ultimate holding company for J O Hambro Capital Mangement. J O Hambro Capital Management serves as co-investment advisor to American Opportunity Trust (a publicly-held investment trust company) and as investment advisor to Oryx (a closed-end investment company) and investment advisor to Trident North Atlantic Fund (a publicly-held regulated Mutual Fund). Christopher Harwood Bernard Mills is a director of J O Hambro Capital Management, Oryx and Trident North Atlantic Fund, and is co-investment advisor to American Opportunity Trust. Consulta serves as investment manager to Oryx.

(9) Includes 275,000 shares of common stock issuable upon the exercise of options.

(10) Includes 215,625 shares of common stock issuable upon the exercise of options.

(11) Represents 90,000 shares of common stock issuable upon the exercise of options and 74,628 shares of common stock issuable upon conversion of 18,657 shares of Series B Preferred Stock.

(12) Represents shares of common stock issuable upon the exercise of options.

(13) Includes 50,000 shares of common stock issuable upon the exercise of options.

(14) Represents shares of common stock issuable upon the exercise of options.

(15) Represents shares of common stock issuable upon the exercise of options.

(16) Ms. Cote is a director nominee.

(17) Includes (i) 21,489,552 shares of common stock issuable upon the conversion of convertible securities and (ii) 853,115 shares of common stock issuable upon the exercise of options or warrants.

(18) Does not include Messrs. Moore, Grivner, Magiera, Lazarek, Courter, or Hilbert, each of whom were no longer in the employment of the Company as of May 30, 2000.

Preferred Stock

Series B Preferred Stock

     The Series B Preferred Stock votes as a single class with the common stock, with each share entitled to 40 votes. The Series B Preferred Stock is convertible on a 1:4 basis into common stock and is subject to mandatory conversion upon the date on which 70% of the Series B Preferred Stock has been converted. The conversion price of the Series B Preferred Stock is $1.34, as adjusted from time to time.

Series C Preferred Stock

     The Series C Preferred Stock votes as a single class with the common stock, with each share entitled to 40 votes. The Series C Preferred Stock is convertible on a 1:10.865 basis into common stock and is subject to mandatory conversion upon the date on which 70% of the Series C Preferred Stock has been converted. The conversion price of the Series C Preferred Stock is $3.25, as adjusted from time to time.

Series D Preferred Stock

     The Series D Preferred Stock votes as a single class with the common stock, with each share entitled to one vote. The Series D Preferred Stock is convertible on a 1:1 basis into common stock and is subject to mandatory conversion upon the date on which 221,845 shares of the Series D Preferred Stock have been converted. The conversion price of the Series D Preferred Stock is $3.25 per share, as adjusted from time to time.

Series E Preferred Stock

     The Series E Preferred Stock votes as a single class with the common stock, with each share entitled to 10.865 votes. The Series E Preferred Stock is convertible on a 1:10.865 basis into common stock and is subject to mandatory conversion upon the date on which 70% of the Series E Preferred Stock has been converted. The conversion price of the Series E Preferred Stock is $3.25, as adjusted from time to time.

Series F Preferred Stock

     The Series F Preferred Stock votes as a single class with the common stock, with each share entitled to 8.8275 votes. The Series F Preferred Stock is convertible on a 1:8.8275 basis into common stock and is subject to mandatory conversion upon the date on which 70% of the Series F Preferred Stock has been converted. The conversion price of the Series F Preferred Stock is $4.00, as adjusted from time to time. Heico holds an option to acquire 424,809 shares of Series F Preferred Stock for an aggregate purchase price of $15,000,000. As of May 30, 2000, no shares of Series F Preferred Stock were outstanding.

Series B, C, D, E and F Preferred Stock

     The following table sets forth certain information as of May 30, 2000 (except as otherwise indicated) regarding the beneficial ownership of Series B, C, D, E and F Preferred Stock by (i) all individuals known to beneficially own 5% or more of the outstanding shares of such class of security, (ii) each of the Named Executive Officers (as defined below under Executive Compensation), directors and nominees for director and (iii) all of the Company's executive officers and directors as a group, in each case to the best of the Company's knowledge. Except as otherwise indicated, the Company believes that the beneficial owners of such securities listed below have sole investment and voting power with respect to such shares. Unless otherwise indicated, the address of the officers listed in the tables below is that of the Company's principal offices located at 975 Weiland Road, Buffalo Grove, Illinois 60089.

                                            Number and      Number and      Number and      Number and      Number and
                                          Percentage of    Percentage of    Percentage      Percentage      Percentage
                                             Series B        Series C      of Series D     of Series E     of Series F
                                           Beneficially    Beneficially    Beneficially    Beneficially    Beneficially
Name of Beneficial Owner                    Owned (1)        Owned (2)      Owned (3)       Owned (4)       Owned (5)
------------------------                   ------------    -------------   ------------    ------------    ------------
+Carl J. Grivner...................             --           --              --              --              --
                                                --           --              --              --              --
+Paul A. Moore (6).................        647,172           --         316,921              --              --
                                             (67.0%)         --            (100%)            --              --
Anderlit, Ltd (7)..................        496,269           --              --              --              --
                                             (51.4%)         --              --              --              --
Maroon Bells Capital...............             --           --         316,921              --              --
     Partners, Inc. (8)                         --           --            (100%)            --              --
Theodore Swindells (9).............        131,790           --         316,921              --              --
                                             (13.7%)         --            (100%)            --              --
+Phillip S. Magiera (10)...........        125,000           --              --              --              --
                                             (12.9%)         --              --              --              --
Peter A. Howley....................         18,657           --              --              --              --
                                              (1.9%)         --              --              --              --
The Heico Companies, LLC...........             --    1,416,030              --         141,603         424,809
                                                --         (100%)            --            (100%)          (100%)
Michael E. Heisley, Sr. (11).......             --    1,416,030              --         141,603         424,809
                                                --         (100%)            --            (100%)          (100%)
Stanley H. Meadows.................             --           --              --              --              --
                                                --           --              --              --              --
Andrew G. C. Sage, II..............             --           --              --              --              --
                                                --           --              --              --              --
Kathleen A. Cote...................             --           --              --              --              --
                                                --           --              --              --              --
John T. Hanson.....................             --           --              --              --              --
                                                --           --              --              --              --
David Hickey.......................             --           --              --              --              --
                                                --           --              --              --              --
+Stephen Courter...................             --           --              --              --              --
                                                --           --              --              --              --
+Donald C. Hilbert, Jr.............             --           --              --              --              --
                                                --           --              --              --              --
+Daniel Lazarek....................             --           --              --              --              --
                                                --           --              --              --              --
Executive officers and directors...         18,657    1,416,030              --         141,603         424,809
as a group (seven people)(12)......           (1.9%)       (100%)            --            (100%)          (100%)


_____________________
+No longer in the employment of the Company.

(1) Based on 965,642 shares of Series B Preferred Stock outstanding as of May 30, 2000.

(2) Based on 1,416,030 shares of Series C Preferred Stock outstanding as of May 30, 2000.

(3) Based on 316,921 shares of Series D Preferred Stock outstanding as of May 30, 2000.

(4) Based on 131,603 shares of Series E Preferred Stock outstanding as of May 30, 2000.

(5) Heico holds an option to acquire 424,809 shares of Series F Preferred Stock for an aggregate purchase price of $15,000,000, which option is exercisable at any time until July 15, 2002. No shares of Series F Preferred Stock were outstanding as of May 30, 2000.

(6)  Includes (i) 496,269 shares of Series B Preferred Stock owned by Anderlit,
     (ii) 21,135 shares of Series B Preferred Stock owned by MBCP and (iii) 4,768 shares of Series B Preferred Stock held in the name of Moore Investments. Mr. Moore holds an irrevocable proxy to vote all of the shares owned by Anderlit. Mr. Moore has shared voting and investment powers over all of the shares owned by MBCP. Mr. Moore is the controlling stockholder of Moore Investments. Does not take into account irrevocable proxies granted to the Company by Anderlit, MBCP and Mr. Moore with respect to shares of Series B Preferred Stock. Mr. Moore resigned as Chief Executive Officer and as a director of the Company in July 1999.

(7) Does not take into account irrevocable proxies granted to the Company by Anderlit, MBCP and Mr. Moore with respect to shares of Series B Preferred Stock.

(8) Does not take into account irrevocable proxies granted to the Company by Anderlit, MBCP and Mr. Moore with respect to shares of Series B Preferred Stock. The address of this stockholder is 100 California Street, Suite 1160, San Francisco, California 94111.

(9) Includes shares owned by MBCP over which Mr. Swindells has shared voting and investment powers. Does not take into account irrevocable proxies granted to the Company by Anderlit, MBCP and Mr. Moore with respect to shares of Series B Preferred Stock.

(10) Does not take into account irrevocable proxies granted to the Company by Anderlit, MBCP and Mr. Moore with respect to shares of Series B Preferred Stock.

(11) Represents shares owned by Heico, an entity which Mr. Heisley controls.

(12) Does not include Messrs. Grivner, Moore, Magiera, Courter, Hilbert or Lazarek who were no longer in the employment of the Company as of May 30, 2000.

     The Company has received irrevocable proxies from certain of the Company's stockholders that by their terms enable it to vote such stockholders' shares of Series B Preferred Stock in favor of the following proposals:

     . to approve the Company's 2000 Long-Term Stock Incentive Plan; and

     . to increase the number of authorized shares of common stock from 65,000,000 to 200,000,000 shares and to amend the Certificate of Incorporation accordingly.

Such shares, together with the shares controlled by the Company's officers and directors, represent approximately 95 million votes, or approximately 74% of the total outstanding voting power of the Company. The stockholders who granted such proxies have sent a letter to the Company purporting to revoke these irrevocable proxies.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Heico Equity Investment

     On January 25, 1999, Heico completed a $40 million equity investment in the Company pursuant to the Series C Preferred Stock Purchase Agreement (the
"Series C Purchase Agreement"), dated as of December 31, 1998, between the Company and Heico. Pursuant to the Series C Purchase Agreement, Heico acquired an aggregate of 1,132,824 shares of Series C Preferred Stock for an aggregate purchase price of $40 million. In this transaction, Heico also received an option (the "Series C Option") to acquire up to 283,206 additional shares of Series C Preferred Stock at an aggregate exercise price of $10 million and certain additional rights including, with respect to the common stock issued upon conversion of the Series C Preferred Stock, certain demand and piggyback registration rights.

     Pursuant to the Series C Purchase Agreement, on December 31, 1998, the Company increased the size of its Board of Directors to eight members and appointed four individuals designated by Heico to serve as directors. The Company also agreed to cause Heico's designees to comprise at least one-half of the boards of directors of each of its subsidiaries. In addition, the Company amended its Bylaws to provide that at least one of Heico's designees and (except in the limited situation regarding certain proposed refinancings of the Company's outstanding credit facility) one of the directors who was not designated by Heico, must approve any action presented for approval by the Board of Directors in order for such to be properly approved by the Board of Directors. As of May 30, 2000, as a result of four previous resignations, the Board of Directors consisted of four directors, three of whom were designated by Heico.

     On July 15, 1999, Heico completed an additional $15 million equity investment in the Company through (i) the exercise of the Series C Option to purchase 283,206 additional shares of Series C Preferred Stock for an aggregate purchase price of $10 million and (ii) the purchase of 141,603 shares of the newly-created Series E Preferred Stock for an aggregate purchase price of $5 million. In connection with this investment, the Company granted Heico a three-year option (the "Series F Option") to purchase 424,809 shares of the newly-created Series F Preferred Stock at an aggregate exercise price of $15 million.

     As a result of Heico's exercise of the Series C Option, Heico owns 1,416,030 shares of Series C Preferred Stock, representing all of the issued and outstanding shares of Series C Preferred Stock. Heico is entitled to 40 votes per share of Series C Preferred Stock and is entitled to vote on all matters submitted to a vote of the stockholders of the Company, voting together with the holders of common stock as a single class. At Heico's option, it may convert the Series C Preferred Stock into common stock at a conversion price of $3.25 per share of common stock (i.e., 10.865 shares of common stock for each share of Series C Preferred Stock).

     The 141,603 shares of Series E Preferred Stock were purchased by Heico pursuant to a Series E Preferred Stock Purchase Agreement, dated as of July 15, 1999, between the Company and Heico. Such shares represent all of the issued and outstanding shares of Series E Preferred Stock. As a holder of Series E Preferred Stock, Heico is entitled to that number of votes as is equal to the number of shares of common stock into which the Series E Preferred Stock could be converted and is entitled to vote on all matters submitted to a vote of the stockholders of the Company, voting together with the holders of common stock as a single class. At Heico's option, it may convert the Series E Preferred Stock into common stock at a conversion price of $3.25 per share of common stock (i.e., 10.865 shares of common stock for each share of Series E Preferred Stock).

     Upon the exercise of the Series F Option, as a holder of Series F Preferred Stock, Heico will be entitled to that number of votes as is equal to the number of shares of common stock into which the Series F Preferred Stock could be converted and will be entitled to vote on all matters submitted to a vote of the stockholders of the Company, voting together with the holders of common stock as a single class. At Heico's option, following its acquisition of Series F Preferred Stock, it may convert the Series F Preferred Stock into common stock at a conversion price of $4.00 per share of common stock (i.e., 8.8275 shares of common stock for each share of Series F Preferred Stock).

     In June 1999, Heico agreed to provide a bond to support a bid by the Company to acquire a telecommunications company in Europe. In consideration of the bond, the Company issued to Heico 25,000 shares of common stock at a purchase price of $0.01 per share. The bond provided by Heico was returned when the Company's bid was unsuccessful.

     In November 1999, Heico purchased a participating interest in the Company's interim loan in the amount of approximately $18.6 million in principal plus accrued interest thereon. In connection with Heico's participation in the interim loan, Heico was granted warrants to purchase 416,240 shares of common stock for $.01 per share at any time until June 2008. The interim loan was repaid in full in January 2000.

     In December 1999, the Company executed a note in favor of Heico in the aggregate principal amount of $2 million. The note accrued interest at a rate of 14% per annum. Heico has elected to convert the note into 1,000 shares of a newly-created series of convertible preferred stock of WorldPort. The preferred stock will be convertible into 1,000 shares of common stock and will have voting rights on an as converted basis. The proceeds of this loan were primarily used by the Company as working capital and for general corporate purposes pending the receipt of the proceeds from the Energis transactions described below. The Company expects to finalize the conversion of this note by the end of the second quarter of fiscal 2000.

Interests of Heico in Energis Transaction

     Heico owned 15% of the outstanding capital stock of WorldPort Communications Europe Holding B.V. ("WCEH"), which was sold to Energis as part of the Company's sale of substantially all of its assets to Energis (the "Sale"). Simultaneously with the execution of the agreements relating to the Sale (the "Sale Agreements"), on November 11, 1999, Heico entered into an agreement with Energis to sell its 15% interest in WCEH for $64.6 million in cash and Energis' agreement to repay to Heico a loan and accrued interest thereon in the aggregate amount of $12.2 million as of September 30, 1999. This transaction was completed contemporaneously with the Sale. Additionally, Heico holds approximately $620,000 of accounts receivable of the wholly-owned subsidiary of WCEH.

     In addition, as noted above, Heico was one of the lenders participating in the Company's interim loan. Heico received approximately $18.6 million in principal plus accrued interest thereon pursuant to the Sale Agreements upon consummation of the Sale when the interim loan was paid in full. In connection with Heico's participation in the interim loan, Heico was granted warrants to purchase 416,240 shares of common stock for $.01 per share. The warrants expire in June 2008.

     In connection with the service of its designees on the Board of Directors, Heico has incurred various expenses which are reimbursable by the Company. Heico will be reimbursed for these expenses from the proceeds received by the Company from the Sale.

Other Transactions

     Stanley H. Meadows, one of the Company's directors, is a partner of McDermott, Will & Emery, a law firm which provided the Company with legal services during 1999.

     In June 1999, in connection with Mr. Grivner's relocation to Chicago to begin his employment as the Company's Chief Executive Officer, Heico purchased his house in Virginia from Mr. Grivner for $2.1 million. Heico borrowed the funds necessary to purchase the house under its revolving line of credit. After the purchase, Heico listed the house for sale and paid for the upkeep of the property.

     In March 2000, the Company agreed to purchase Mr. Grivner's house from Heico for approximately $2.2 million, representing the purchase price paid by Heico, the interest paid by Heico under its revolving line of credit for the funds used to purchase the house and the cost of maintaining the property during the time the house has been held by Heico. The Company expects to complete this transaction in June 2000 and intends to sell the house as soon as possible.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WORLDPORT COMMUNICATIONS, INC.


                              By: /s/ Michael E. Heisley, Sr.
                                  ---------------------------
                                  Michael E. Heisley, Sr.
                                  Chief Executive Officer and President
Dated:  June 21, 2000