Form 10-Q
period 2000-06-30
WORLDPORT COMMUNICATIONS INC
filed 2000-08-14
CIK 857847

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

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

                           975 Weiland Road, Ste. 160
                         Buffalo Grove, Illinois 60089
                         -----------------------------
                    (Address of principal executive offices)

                                 (847) 229-8200
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES [X]      NO [_]

As of August 10, 2000, the Registrant had 30,855,338 shares of Common Stock par value $0.0001 outstanding.

                         WORLDPORT COMMUNICATIONS, INC.
                               TABLE OF CONTENTS


                                                                                                                  Page
                                                                                                                  ----

PART I - FINANCIAL INFORMATION
------------------------------
     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets as of
               June 30, 2000 (unaudited) and December 31, 1999...............................................       3

               Condensed Consolidated Statements of Operations
               for the Three and Six Months Ended June 30,
               2000 and 1999 (unaudited).....................................................................       4

               Condensed Consolidated Statements of Cash Flows for the
               Three and Six Months Ended June 30, 2000 and 1999
               (unaudited)...................................................................................       5

               Notes to Condensed Consolidated Financial Statements (unaudited)..............................       6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations.................................................       8

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk....................................      11

PART II - OTHER INFORMATION
---------------------------

     Item 1.   Legal Proceedings.............................................................................      12

     Item 2.   Changes in Securities.........................................................................      12

     Item 6.   Exhibits and Reports on Form 8-K..............................................................      13

SIGNATURE......................................................................................................    14
---------

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                                                                June 30,    December 31,
                                                                                   2000         1999
                                                                                   ----         ----
                                     ASSETS                                           (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents................................................    $246,360      $   1,149
    Accounts receivable, net of allowance for doubtful accounts
       of $970 and $359, respectively........................................          --          1,126
    Prepaid expenses and other current assets................................         850             34
    Net assets held for sale.................................................       1,350        101,302
                                                                                 --------      ---------
                  Total current assets.......................................     248,560        103,611

    PROPERTY AND EQUIPMENT, net..............................................       4,834            145
    OTHER ASSETS.............................................................          70            532
                                                                                 --------      ---------
                       TOTAL ASSETS..........................................    $253,464      $ 104,288
                                                                                 ========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable........................................................    $  2,649      $  13,168
     Accrued expenses........................................................       2,775          1,056
     Current portion of obligations under capital leases.....................       1,958          2,932
     Note payable to related party...........................................       2,000         12,981
     Income taxes payable....................................................      43,400             --
     Other current liabilities...............................................       4,273          6,071
     Interim loan facility...................................................          --        147,541
                                                                                 --------      ---------
                    Total current liabilities................................      57,055        183,749

Long-term obligations under capital leases, net of current portion...........       3,547          4,021
                                                                                 --------      ---------
                         Total liabilities...................................      60,602        187,770
                                                                                 --------      ---------

STOCKHOLDERS' EQUITY (DEFICIT):
     Undesignated preferred stock, $0.0001 par value, 4,800,000 shares
        authorized, no shares issued and outstanding.........................          --             --
     Series A convertible preferred stock, $0.0001 par value, 750,000 shares
        authorized, no shares issued and outstanding.........................          --             --
     Series B convertible preferred stock, $0.0001 par value, 3,000,000
      shares authorized, 965,642 shares issued and outstanding................         --             --
     Series C convertible preferred stock, $0.0001 par value, 1,450,000
      shares authorized, 1,416,030 shares issued and outstanding..............         --             --
     Series D convertible preferred stock, $0.0001 par value, 650,000 shares
        authorized, 316,921 shares issued and outstanding....................          --             --
     Series E convertible preferred stock, $0.0001 par value, 145,000 shares
        authorized, 141,603 shares issued and outstanding....................          --             --
     Common stock, $0.0001 par value, 65,000,000 shares authorized,
      30,559,017 and 28,210,280 shares issued and outstanding in 2000
      and 1999, respectively.................................................           3              3
     Warrants................................................................      14,148         23,398
     Additional paid-in capital..............................................     160,509        149,824
     Cumulative translation adjustment.......................................          (3)        (7,942)
     Retained earnings (deficit).............................................      18,205       (248,765)
                                                                                 --------      ---------
                    Total stockholders' equity (deficit).....................     192,862        (83,482)
                                                                                 --------      ---------

                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT).....    $253,464      $ 104,288
                                                                                 ========      =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)


                                                                   Three Months Ended                      Six Months Ended
                                                                        June 30,                               June 30,
                                                                        --------                               --------
                                                                  2000             1999                2000                1999
                                                                  ----             ----                ----                ----
                                                              (unaudited)       (unaudited)         (unaudited)         (unaudited)
REVENUES.............................................          $ 1,044           $ 24,521            $  6,137            $ 42,796

COST OF SERVICES.....................................              782             18,668               3,843              30,736
                                                               -------           --------            --------            --------
     Gross margin....................................              262              5,853               2,294              12,060
                                                               -------           --------            --------            --------
OPERATING EXPENSES:
     Selling, general and administrative expenses....            3,338             12,974              11,556              25,623
     Depreciation and amortization...................              454              5,759                 903              11,031
                                                               -------           --------            --------            --------
     Operating loss..................................           (3,530)           (12,880)            (10,165)            (24,594)
                                                               -------           --------            --------            --------

OTHER EXPENSE:
    Gain on sale of assets...........................               --                 --             353,095                  --
     Interest income (expense), net..................            1,935            (18,914)              6,401             (34,524)
     Other income (expense), net.....................               --               (176)              2,639              (1,056)
                                                               -------           --------            --------            --------

INCOME (LOSS) BEFORE MINORITY INTEREST AND  INCOME
 TAXES...............................................           (1,595)           (31,970)            351,970             (60,174)
MINORITY INTEREST....................................               --                647                  --               1,850
                                                               -------           --------            --------            --------
INCOME (LOSS) BEFORE INCOME TAXES....................           (1,595)           (31,323)            351,970             (58,324)
INCOME TAX PROVISION.................................               --                 --              85,000                  --
                                                               -------           --------            --------            --------
NET INCOME (LOSS)....................................          $(1,595)          $(31,323)           $266,970            $(58,324)
                                                               =======           ========            ========            ========

NET INCOME (LOSS) PER SHARE:
                                                                $(0.05)            $(1.32)              $9.20              $(2.73)
   BASIC.............................................          =======           ========            ========            ========
                                                                $(0.05)            $(1.32)              $5.07              $(2.73)
   DILUTED...........................................          =======           ========            ========            ========

SHARES USED IN NET INCOME (LOSS) PER SHARE
  CALCULATION:
                                                                29,582             23,739              29,016              21,336
    BASIC............................................          =======           ========            ========            ========
                                                                29,582             23,739              52,696              21,336
    DILUTED..........................................          =======           ========            ========            ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                             Three Months Ended                  Six Months Ended
                                                                                 June 30,                           June 30,
                                                                                 -------                            -------
                                                                         2000              1999              2000            1999
                                                                        --------         --------         ---------        --------
                                                                      (unaudited)       (unaudited)      (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..................................................    $ (1,595)         $(31,323)        $ 266,970        $(58,324)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
     Depreciation and amortization.................................         454             5,759               903          11,031
     Gain on sale of assets........................................          --                --          (353,095)             --
     Non-cash interest expense.....................................       1,229            16,272             1,229          30,795
     Non-cash compensation expense.................................          --               271                --             528
     Minority interest.............................................          --              (642)               --          (1,845)
     Change in accounts receivable, net............................          --             1,281             1,126            (409)
     Change in prepaid expenses and other assets...................         (44)             (227)             (430)         (1,918)
     Change in accounts payable, accrued expenses and other
      liabilities..................................................      (1,539)           16,849           (10,691)          1,924
     Change in income taxes payable................................     (41,600)               __            43,400              --
                                                                       --------          --------         ---------        --------
         Net cash flows from operating activities..................     (43,095)            8,240           (50,588)        (18,218)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale of assets................................................          --                --           459,405              --
     Capital expenditures..........................................      (4,747)           (8,217)           (4,762)        (16,228)
                                                                       --------          --------         ---------        --------
         Net cash flows from investing activities..................      (4,747)           (8,217)          454,643         (16,228)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of Interim Loan Facility............................          --                --          (147,541)             --
     Repayment on note payable - related party.....................          --                --           (10,981)           (150)
     Borrowings under capital lease facilities.....................          --            (8,892)               --              --
     Principal payments on short-term debt.........................          --                --                --            (202)
     Principal payments on obligations under capital leases........        (391)             (204)             (525)         (3,333)
     Exercise of stock options.....................................         123             1,568               206           1,798
     Exercise of warrants..........................................          (4)               --                --              --
     Proceeds from issuance of preferred stock, net of offering
      expenses.....................................................          --                --                --          32,500
                                                                       --------          --------         ---------        --------
         Net cash flows from by financing activities...............        (272)           (9,328)         (158,841)         30,613
Effect of exchange rate changes on cash and cash equivalents.......          --              (181)               (3)           (266)
                                                                       --------          --------         ---------        --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............     (48,114)           (9,486)          245,211          (4,099)

CASH AND CASH EQUIVALENTS, beginning of the period.................     294,474            14,402             1,149           9,015
                                                                       --------          --------         ---------        --------

CASH AND CASH EQUIVALENTS, end of the period.......................    $246,360          $  4,916         $ 246,360        $  4,916
                                                                       ========          ========         =========        ========

CASH PAID DURING THE PERIOD FOR INTEREST...........................    $    166          $    999         $     576        $  1,509
                                                                       ========          ========         =========        ========

CASH PAID DURING THE PERIOD FOR INCOME TAXES.......................    $ 41,600          $     --         $  41,600        $     --
                                                                       ========          ========         =========        ========
SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:

     Acquisition of property and equipment under capital lease.....    $     --          $ 16,055         $      --        $ 31,473
                                                                       ========          ========         =========        ========
     Issuance of warrants in connection with Interim Loan..........    $     --          $     --         $      --        $  3,656
                                                                       ========          ========         =========        ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     -----------------------------------------------------------

     Organization
     ------------

     WorldPort Communications, Inc. a Delaware corporation (together with its subsidiaries, the "Company"), is now pursuing a new strategic focus to become a European provider of complex and custom web-hosting services. Until consummation of the sale transactions described in Note 2, the Company was a facilities-based global telecommunications carrier offering voice, data and other telecommunications services to carriers, Internet service providers ("ISPs"), medium and large corporations and distributors and resellers.

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

     In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2000, and the results of operations and cash flows for the three and six months ended June 30, 2000 and 1999. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

     Financial Condition
     -------------------

     In order to meet its obligations under its Interim Loan Facility due November 18, 1999 (the "Interim Loan Facility"), the Company sold substantially all of its material assets during the first quarter of 2000 See Note 2 below. The Company applied a portion of the net proceeds realized from the sale to repay existing debt, including the Interim Loan Facility, trade credit and other liabilities. The Company is now pursuing a new strategic focus following this sale utilizing the remaining net proceeds to become a European provider of complex and custom web-hosting services. The Company intends to use the remaining net proceeds from the sales to fund potential future operating losses and capital expenditures in pursuit of its new business plan. Additional requirements, if any, may be funded through debt facilities and additional equity financing. There can be no assurance that sufficient debt or equity financing will be available in the future on terms acceptable to the Company. If such financing is not obtained as needed, the Company will have to curtail or alter its current business plan and/or seek alternative financing.

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

     For 1999 and for the three months ended June 30, 2000, basic and diluted loss per share are the same because any dilutive securities had an antidilutive effect on loss per share.

-----------------------------------------------------------------------------------------------------------------------
                                                                Three Months Ended               Six Months Ended
                                                                     June 30,                        June 30,
-----------------------------------------------------------------------------------------------------------------------
                                                                2000              1999           2000           1999
-----------------------------------------------------------------------------------------------------------------------
Net income (loss) available to common stockholders             $(1,595)         $(31,323)       $266,970       $(58,324)
-----------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding:
  Basic                                                         29,582            23,739          29,016         21,336
  Convertible preferred stock                                       --                --          21,103             --
  Warrants                                                          --                --           2,295             --
  Options                                                           --                --             282             --
                                                               -------          --------        --------       --------
  Diluted                                                       29,582            23,739          52,696         21,336
-----------------------------------------------------------------------------------------------------------------------
Income (loss) per share:
  Basic                                                        $ (0.05)         $  (1.32)       $   9.20       $  (2.73)
  Diluted                                                      $ (0.05)         $  (1.32)       $   5.07       $  (2.73)
-----------------------------------------------------------------------------------------------------------------------


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

     In August 1999, the Company announced that it was closing its U.S. carrier operations and initiated the process of disposing of certain assets and subsidiaries, including Telenational Communications, Inc. ("TNC") and International Interconnect, Inc. ("IIC"). On February 29, 2000, the Company sold IIC for $0.3 million. The Company is currently considering the sale of TNC, but to date does not have a definitive sale arrangement. During 1999, the Company took an asset impairment charge of approximately $4.8 million, $6.1 million and $1.0 million in connection with the proposed sales of TNC, IIC and other U.S. based assets, respectively, to write the net investments down to their anticipated net realizable value. Additionally, the balance sheet accounts of EnerTel, TNC and IIC were collapsed in the Company's December 31, 1999 financial statements, and are reflected as net assets held for sale. Only the net assets of TNC remain as net assets held for sale as of June 30, 2000. If these sales had taken place on January 1, 1999, the Company would have had no material operating results. Accordingly, separate pro- forma results are not presented.


(3)  CHANGES IN EQUITY - SUBSEQUENT EVENTS
     -------------------------------------

     In July 2000, the stockholders approved an increase in the number of authorized shares of the Company's common stock from 65,000,000 to 100,000,000.

     On February 9, 2000, The Heico Companies, LLC elected to convert the $2.0 million outstanding note into 1,000 shares of Series G Preferred Stock. Negotiations were finalized and the preferred shares were issued in August 2000. The Company has designated 1,000 shares of its preferred stock to be Series G Convertible Preferred Stock ("Series G") with a par value of $0.0001 per share and a stated value of $2,000 per share. The Series G is non-cumulative and bears dividends at the rate of 7% per annum, payable in cash at the option of the Company. The Series G is convertible at any time at the option of the holder, and will be mandatorily converted upon the occurrence of certain events, at a rate of 1,000 shares of common stock for each share of preferred stock. Holders of the Series G have voting rights equal to 1,000 votes per share on all matters submitted to a vote of the stockholders of the Company. Both the conversion rate and the number of votes per share may be adjusted from time to time under the terms of the Series G.

(4)  CONTINGENCIES
     -------------

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

     The Company is a defendant in litigation filed in the District Court of The Hague, The Netherlands. The case, filed in February 1999 by Mr. Bahman Zolfagharpour, allege that the Company breached agreements with Mr. Zolfagharpour in connection with its purchase of MathComp B.V. from Mr. Zolfagharpour. The litigation seeks damages in an amount exceeding $20 million and the award of 2,350,000 shares of the Company's common stock to Mr. Zolfagharpour. The Company believes that the litigation is wholly without merit and intends to defend the case vigorously.

     Since July 14, 1999, WorldPort and certain of its former officers have been named as defendants in multiple shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. On or about March 21, 2000, a Consolidated Complaint was filed which adds The Heico Companies, LLC and Michael E. Heisley, Sr. as defendants. The plaintiffs in these lawsuits seek to represent a class of individuals who purchased or otherwise acquired the Company's common stock from January 4, 1999 through June 28, 1999. Among other things, the plaintiffs allege that the defendants spoke positively about the Heico financing without disclosing the risk that non-compliance with certain Nasdaq rules in connection with the financing might cause WorldPort to be delisted from Nasdaq. The plaintiffs further allege the subsequent disclosure that WorldPort might be delisted from Nasdaq adversely affected the value of the Company's common stock. The plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seek unspecified compensatory damages, interest, attorneys' fees and costs of litigation. These cases are currently pending on defendants' motions to dismiss. WorldPort intends to defend these lawsuits vigorously, but due to inherent uncertainties of the litigation process and the judicial system, WorldPort is unable to predict the outcome of this litigation.

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

     Overview
     --------

     Until consummation of the sales transactions described below, the Company was a facilities-based global telecommunications carrier offering voice, data and other telecommunications services to carriers, Internet service providers ("ISPs"), medium and large corporations and distributors and resellers. On November 11, 1999, the Company entered into a series of definitive agreements with Energis for the sale of its 85% shareholding in WorldPort Communications Europe Holdings, B.V., the parent of EnerTel N.V., and associated assets ("EnerTel") for $522 million. The sale was consummated on January 14, 2000. The Company applied a portion of the net proceeds realized from the sale to repay existing debt, including debt incurred under the Interim Loan Facility, trade credit and other liabilities. Additionally, the Company completed the sale of International InterConnect, Inc. ("IIC") in February 2000.

     The Company recently announced a new business strategy, focused on the delivery of Internet solutions for the European marketplace. In addition to web-enabled solutions, the Company intends to provide a complete managed Web hosting service portfolio - including network management, colocation services, internet connectivity, ASP support services, backups and disaster recovery - providing end-to-end service to corporations, as well as service providers, enabling them to completely outsource their Internet operations. The choice of this new business strategy was a result of extensive investigation by the Company through its independent consultants to assess growth opportunities in the telecommunications and related industries and to identify high potential markets for these industries. According to Forrester Research, in 1999 the European Web hosting market generated approximately $500.0 million in revenues and is expected to generate $18.0 billion in revenues by 2003. The Company believes that the market is currently under-served by small companies lacking the necessary scale, presence, resources and expertise required to satisfy the demands of mid-to-large sized companies, and it believes it has the resources to become a leading provider in this market. In addition, the Company believes that providing wireless access to the Internet also offers an opportunity to enhance shareholder value and intends to focus on such market as well.

     The Company is currently constructing a new internet solutions SuperCentre in Dublin, Ireland which is expected to be operational by the end of the third quarter. The SuperCentre, located in close proximity to redundant fiber routes from multiple providers, is expected to serve as the flagship to the Company's Internet Solution Centres, which the Company expects to locate in key European cities. Under an agreement with Global Crossings, brokered by the Irish government, WorldPort has gained access to bandwidth on the trans-atlantic and pan-European fiber optic networks, which connect Ireland with the U.S., the U.K., and most of the leading markets in Western Europe. The Company has successfully hired a new management team with extensive experience in the telecommunications, web hosting, and internet solutions markets to design, build and maintain the SuperCentre and manage operations and sales throughout Europe. The Company is also developing products and services to offer its customers and negotiating with various strategic partners for the marketing and selling of complementary products and services (although no assurances can be given as to any successful development of a product or service or the successful completion of any such negotiations).

     The Company intends to fund potential future operating losses and capital expenditures required to pursue its new business plan out of net proceeds remaining from the sales referred to above. Currently, the Company anticipates that approximately $100 million of capital expenditures will be required during the second half of 2000 to pursue its business plan. The Company believes that its currently available cash resources will be sufficient to fund these capital expenditures as well as operating losses expected to be incurred during that period. Additional requirements, if any, may be funded through debt facilities and equity financings not yet arranged. However, there can be no assurance that sufficient financing will be available on terms acceptable to the Company. If such financing is not available, the Company will have to curtail or alter its business plan and/or seek alternative financing.

     Results of Operations
     ---------------------

     During the first quarter of 2000, the Company completed the disposition of substantially all of its operating assets, and began execution of the Company's new business plan. Accordingly, the historical results of operations for prior periods in which the Company was operational and the Interim Loan Facility was in place are not comparable to the current period and are not representative of what future results will be.

     During the six months ended June 30, 2000, the Company had net income of $267.0 million, compared to a net loss of $58.3 million during the same period in 1999. Net income for the six months ended June 30, 2000 was substantially comprised of a one-time after tax gain of $268.1 million related to the sale of EnerTel. Included in the losses incurred during the six months ended June 30, 1999 are the operating results of EnerTel and IIC, including amortization of the purchase price premium and recording of financing costs related to the Company's acquisition of EnerTel, as well as general expenses related to the Company's worldwide business development and financing activities. Included in the results of operations for the six months ended June 30, 2000 are the results of EnerTel and IIC through their dates of sale (January 14, 2000 and February 29, 2000, respectively).

     During the three months ended June 30, 2000, the Company had a net loss of $1.6 million, compared to a net loss of $31.3 million during the same period in 1999. Current quarter operating expenses of $3.8 million includes approximately $3.0 million incurred primarily for salaries, facility costs and professional services associated with the execution of the new business plan. Net interest income of $1.9 million represents $3.3 million of interest income on the the Company's cash and cash equivalents, offset by $1.4 million of interest expense, which includes $1.2 million of non-cash interest expense associated with additional warrants issued in connection with the Interim Loan Facility.

     Liquidity and Capital Resources
     --------------------------------

     As of December 31, 1999, the Company had a working capital deficit of $80.1 million and cash of $1.1 million. The EnerTel sale transaction contributed substantially all of the working capital increase to the Company during the six month period. As a result the Company had working capital of $191.5 million at June 30, 2000.

     Operations used $43.1 million and $50.6 million during the three and six months ended June 30, 2000, due primarily to the $41.6 million payment of income taxes related to the taxable gain on the EnerTel sale transaction.

     Investing activities used $4.7 million during the three months ended June 30, 2000, which consisted primarily of construction costs associated with the buildout of the Company's web hosting SuperCentre in Ireland. Investing activities provided $454.6 million during the six months ended June 30, 2000, primarily consisting of the proceeds from the EnerTel sale transaction of $459.4 million.

     Financing activities used $158.8 million during the six months ended June 30, 2000, and principally related to the repayment of the Interim Loan and a related party note payable from the proceeds of the EnerTel sale
     transaction.   Financing activities used only $0.3 million for the three
     months ended June 30, 2000.

     The Company intends to fund potential future operating losses and capital expenditures required to pursue its new business plan out of net proceeds remaining from the sales referred to above. Currently, the Company anticipates that approximately $100 million of capital expenditures will be required during the second half of 2000 to pursue its business plan. The Company believes that its currently available cash resources will be sufficient to fund these capital expenditures as well as operating losses expected to be incurred during that period. Additional requirements, if any, may be funded through debt facilities and equity financings not yet arranged. However, there can be no assurance that sufficient financing will be available on terms acceptable to the Company. If such financing is not available, the Company will have to curtail or alter its current business plan and/or seek alternative financing.

     New Accounting Pronouncements
     -----------------------------

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and transactions involving hedge accounting. The Company has not yet determined the impact this statement will have on its consolidated financial statements.


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

     The Company is a defendant in litigation filed in the District Court of The Hague, The Netherlands. The case, filed in February 1999 by Mr. Bahman Zolfagharpour, allege that the Company breached agreements with Mr. Zolfagharpour in connection with its purchase of MathComp B.V. from Mr. Zolfagharpour. The litigation seeks damages in an amount exceeding $20 million and the award of 2,350,000 shares of the Company's common stock to Mr. Zolfagharpour. The Company believes that the litigation is wholly without merit and intends to defend the case vigorously.

     Since July 14, 1999, WorldPort and certain of its former officers have been named as defendants in multiple shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. On or about March 21, 2000, a Consolidated Complaint was filed which adds The Heico Companies, LLC and Michael E. Heisley, Sr. as defendants. The plaintiffs in these lawsuits seek to represent a class of individuals who purchased or otherwise acquired the Company's common stock from January 4, 1999 through June 28, 1999. Among other things, the plaintiffs allege that the defendants spoke positively about the Heico financing without disclosing the risk that non-compliance with certain Nasdaq rules in connection with the financing might cause WorldPort to be delisted from Nasdaq. The plaintiffs further allege the subsequent disclosure that WorldPort might be delisted from Nasdaq adversely affected the value of the Company's common stock. The plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seek unspecified compensatory damages, interest, attorneys' fees and costs of litigation. These cases are currently pending on defendants' motions to dismiss. WorldPort intends to defend these lawsuits vigorously, but due to inherent uncertainties of the litigation process and the judicial system, WorldPort is unable to predict the outcome of this litigation.

     In addition to the aforementioned claims, the Company is involved in various other lawsuits or claims arising in the normal course of business. In the opinion of management, none of these lawsuits or claims will have a material adverse effect on the consolidated financial position or results of operations of the Company.


ITEM 2.  CHANGES IN SECURITIES

     During the quarter ended June 30, 2000, various holders of warrants issued in connection with the Company's Interim Loan Facility exercised their warrants for 1,898,740 shares of the Company's common stock. The issuance of theses shares was exempt from the registration under Section 4 (2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          Exhibit No.        Description
          -----------        -----------

          4.1 Certificate of Designation, Preferences and Rights of Series G Convertible Preferred Stock of the Company, dated July 21, 2000

          10.1               *Employment Agreement by and between James L.
                             Martin, Jr. and the Company, dated February 29,
                             2000

          10.2 *Settlement Agreement by and between Carl Grivner and the Company, dated June 14, 2000

          10.3               *WorldPort Communications, Inc. 2000 Long-Term
                             Stock Incentive Plan

          27.1               Financial Data Schedule (for SEC use only)

          *Compensation Plan or Agreement


     (b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on April12, 2000 to publicly file the following press releases: (i) A press release issued on April 6, 2000 regarding the Company's plans to pursue its new business strategy and
     (ii) a press release issued on April 10, 2000 regarding the Company's appointment of James L. Martin as its Chief Technology Officer and Letitia Bonthron as its Corporate Controller.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WORLDPORT COMMUNICATIONS, INC.



Date:  August 14, 2000                  By:  __________________________
                                             John T. Hanson
                                             Chief Financial Officer