Form 10-Q
period 2000-09-30
WORLDPORT COMMUNICATIONS INC
filed 2000-11-14
CIK 857847

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

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

                                 YES [X] NO [ ]

As of November 9, 2000, the Registrant had 31,645,040 shares of Common Stock, par value $0.0001, outstanding.

================================================================================

                         WORLDPORT COMMUNICATIONS, INC.
                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION
------------------------------

    Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets as of
             September 30, 2000 (unaudited) and December 31, 1999...........   3

             Condensed Consolidated Statements of Operations
             for the Three and Nine Months Ended September 30,
             2000 (unaudited) and 1999 (unaudited)..........................   4

             Condensed Consolidated Statements of Cash Flows for the
             Three and Nine Months Ended September 30, 2000 (unaudited)
             and 1999 (unaudited)...........................................   5

             Notes to Condensed Consolidated Financial Statements
             (unaudited)....................................................   6

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations..................  10

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....  13

PART II - OTHER INFORMATION
---------------------------

    Item 1.  Legal Proceedings..............................................  14

    Item 2.  Changes in Securities..........................................  14

    Item 6.  Exhibits and Reports on Form 8-K...............................  15


SIGNATURE  .................................................................  16
---------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 SEPTEMBER 30,          DECEMBER 31,
                                                                                   2000                   1999
                                                                                   ----                   ----
                                     ASSETS                                      (UNAUDITED)
CURRENT ASSETS:
    Cash and cash equivalents................................................        $178,651                $1,149
    Accounts receivable, net of allowance for doubtful accounts
      of $812 and $359, respectively.........................................             893                 1,126
    Prepaid expenses and other current assets................................           5,544                    34
    Net assets held for sale.................................................           1,350               101,302
                                                                                     --------                ------
                  Total current assets.......................................         186,438               103,611

    PROPERTY AND EQUIPMENT, net..............................................          43,151                   145
    GOODWILL, net of accumulated amortization of $148 in 2000................          17,601                    --
    OTHER ASSETS.............................................................           3,574                   532
                                                                                     --------                ------
                       TOTAL ASSETS..........................................        $250,764              $104,288
                                                                                     --------                ------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable........................................................         $12,763               $13,168
     Accrued expenses........................................................           4,106                 1,056
     Current portion of obligations under capital leases ....................           1,975                 2,932
     Note payable to related party...........................................              --                12,981
     Income taxes payable....................................................          28,540                    --
     Other current liabilities...............................................          12,961                 6,071
     Interim loan facility...................................................              --               147,541
                                                                                           --               -------
                                                                                     --------                ------
                    Total current liabilities................................          60,345               183,749

     Long-term obligations under capital leases, net of current portion......           3,242                 4,021
     Other long-term liabilities.............................................             122                    --
                                                                                     --------                ------
                        Total liabilities....................................          63,709               187,770
                                                                                     --------                ------

STOCKHOLDERS' EQUITY (DEFICIT):
     Undesignated preferred stock, $0.0001 par value, 4,800,000 shares
        authorized, no shares issued and outstanding.........................              --                    --
     Series A convertible preferred stock, $0.0001 par value, 750,000 shares
        authorized, no shares issued and outstanding.........................              --                    --
     Series B convertible preferred stock, $0.0001 par value, 3,000,000 shares
        authorized, 965,642 shares issued and outstanding....................              --                    --
     Series C convertible preferred stock, $0.0001 par value, 1,450,000 shares
        authorized, 1,416,030 shares issued and outstanding..................              --                    --
     Series D convertible preferred stock, $0.0001 par value, 650,000 shares
        authorized, 316,921 shares issued and outstanding....................              --                    --
     Series E convertible preferred stock, $0.0001 par value, 145,000 shares
        authorized, 141,603 shares issued and outstanding....................              --                    --
     Series G convertible preferred stock, $0.0001 par value, 1,000 shares
        authorized, 1,000 shares issued and outstanding......................              --                    --
     Common stock, $0.0001 par value, 200,000,000 and 65,000,000 shares authorized in 2000 and 1999, respectively, 31,645,040 and 28,210,280
        shares issued and outstanding in 2000 and 1999, respectively.........               3                     3
     Warrants................................................................          11,483                23,398
     Additional paid-in capital..............................................         165,917               149,824
     Accumulated other comprehensive loss....................................         (2,511)               (7,942)
     Retained earnings (deficit).............................................          12,163             (248,765)
                                                                                     --------                ------
                    Total stockholders' equity (deficit).....................         187,055              (83,482)
                                                                                     --------                ------

                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT).....        $250,764              $104,288
                                                                                     ========              ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.




                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                          Three Months Ended                Nine Months Ended
                                                                              September 30,                   September 30,
                                                                              -------------                   -------------
                                                                       2000            1999               2000             1999
                                                                       ----            ----               ----             ----
                                                                   (unaudited)     (unaudited)         (unaudited)    (unaudited)

REVENUES....................................................             $ 1,365        $ 22,467           $ 7,502         $ 65,263

COST OF SERVICES............................................               1,006          14,124             4,849           44,860
                                                                         -------        --------           -------         --------
     Gross margin...........................................                 359           8,343             2,653           20,403
                                                                         -------        --------           -------         --------

OPERATING EXPENSES:
     Selling, general and administrative expenses...........               5,241          15,836            16,797           41,459
     Depreciation and amortization..........................                 697           6,096             1,600           17,127
     Asset impairment.......................................                 --           12,842               --            12,842
                                                                         -------        --------           -------         --------
     Operating loss.........................................             (5,579)        (26,431)          (15,744)         (51,025)
                                                                         -------        --------           -------         --------

OTHER EXPENSE:
    Gain on sale of assets..................................             (6,162)             --            346,933              --
     Interest income (expense), net.........................               3,299         (9,666)             9,700         (44,190)
     Other income (expense), net............................                 --            (230)             2,639          (1,286)
                                                                         -------        --------           -------         --------

INCOME (LOSS) BEFORE MINORITY INTEREST AND INCOME TAXES.....
                                                                         (8,442)        (36,327)           343,528         (96,501)

MINORITY INTEREST...........................................                 --              --                --             1,845
                                                                         -------        --------           -------         --------

INCOME (LOSS) BEFORE INCOME TAXES...........................             (8,442)        (36,327)           343,528         (94,656)

INCOME TAX PROVISION (BENEFIT)..............................             (2,400)             --             82,600              --

NET INCOME (LOSS)...........................................            $(6,042)       $(36,327)          $260,928        $(94,656)
                                                                        ========       =========          ========        =========

NET INCOME (LOSS) PER SHARE:
   BASIC....................................................             $(0.20)         $(1.51)             $8.80          $(4.26)
                                                                        ========       =========          ========        =========
   DILUTED..................................................             $(0.20)         $(1.51)             $4.76          $(4.26)
                                                                        ========       =========          ========        =========

SHARES USED IN NET INCOME (LOSS) PER SHARE
  CALCULATION:
     BASIC...................................................             30,857          24,039            29,657           22,237
     CONVERTIBLE PREFERRED STOCK.............................                --              --             21,315               --
     WARRANTS................................................                --              --              2,305               --
     OPTIONS................................................                 --              --              1,594               --
                                                                         -------        --------           -------         --------
    DILUTED.................................................              30,857          24,039            54,871           22,237
                                                                        ========       =========          ========        =========



         The  accompanying  notes  are  an  integral  part  of  these  condensed consolidated financial statements.



                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      Three Months Ended         Nine Months Ended
                                                                                         September 30,             September 30,
                                                                                         -------------             -------------
                                                                                     2000         1999         2000           1999
                                                                                     ----         ----         ----           ----
                                                                                  (unaudited)  (unaudited)  (unaudited)  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ..............................................................   $  (6,042)   $ (36,327)   $ 260,928    $ (94,656)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
          Depreciation and amortization ........................................         549        6,096        1,452       17,127
          Amortization of goodwill .............................................         148         --            148         --
          Gain on sale of assets ...............................................       6,162         --       (346,933)        --
          Non-cash interest expense ............................................        --          8,232        1,229       39,027
          Non-cash compensation expense ........................................         120         (143)         120          385
          Asset impairment .....................................................        --         12,842         --         12,842
          Minority interest ....................................................        --           --           --         (1,845)
          Change in accounts receivable, net ...................................        (185)      (5,976)         941       (6,385)
          Change in prepaid expenses and other assets ..........................      (5,744)      (1,476)      (6,174)      (3,394)
          Change in accounts payable, accrued expenses and other liabilities ...      16,639       (1,829)       5,948           95
          Change in income taxes payable .......................................     (14,900)        --         28,500         --
          Other ................................................................        --          1,920         --          1,925
                                                                                   ---------    ---------    ---------    ---------

                    Net cash flows from operating activities ...................      (3,253)     (16,661)     (53,841)     (34,879)

CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures .................................................     (39,652)        --        (44,414)     (16,228)
          Sale of assets .......................................................      (6,162)        --        453,243         --
          Purchase of subsidiaries .............................................     (17,735)        --        (17,735)        --
                                                                                   ---------    ---------    ---------    ---------

                    Net cash flows from investing activities ...................     (63,549)        --        391,094      (16,228)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of Interim Loan Facility .......................................        --           --       (147,541)        --
      Repayment on note payable - related party ................................        --           --        (10,981)        (150)
      Repayment of notes payable ...............................................        (404)        --           (404)        --
      Proceeds from notes payable ..............................................         387         --            387         --
      Principal payments on short-term debt ....................................        --             10         --           (192)
      Principal payments on obligations under capital leases ...................        (288)      (2,363)        (813)      (5,696)
      Exercise of stock options ................................................         283         --            489        1,798
      Proceeds from issuance of common stock, net of offering expenses .........        --              6         --              6
      Proceeds from issuance of preferred stock, net of offering expenses ......        --         15,000         --         47,500
                                                                                   ---------    ---------    ---------    ---------


                    Net cash flows from by financing activities ................         (22)      12,653     (158,863)      43,266

Effect of exchange rate changes on cash and cash equivalents ...................        (885)         431         (888)         165
                                                                                   ---------    ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........................     (67,709)      (3,577)     177,502       (7,676)

CASH AND CASH EQUIVALENTS, beginning of the period .............................     246,360        4,916        1,149        9,015
                                                                                   ---------    ---------    ---------    ---------

CASH AND CASH EQUIVALENTS, end of the period ...................................   $ 178,651    $   1,339    $ 178,651    $   1,339
                                                                                   =========    =========    =========    =========
CASH PAID DURING THE PERIOD FOR INTEREST .......................................   $      92    $     754    $     668    $   2,263
                                                                                   =========    =========    =========    =========

CASH PAID DURING THE PERIOD FOR INCOME TAXES ...................................   $  12,500    $    --      $  54,100    $    --
                                                                                   =========    =========    =========    =========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:

       Conversion of related party note payable to 1,000 shares of
       Series G Preferred Stock ................................................   $   2,000    $    --      $   2,000    $    --
                                                                                   =========    =========    =========    =========
       Exercise of warrants for common stock ...................................   $  (2,664)   $    --      $ (13,144)   $  (4,006)
                                                                                   =========    =========    =========    =========

       Acquisition of property and equipment under capital lease ...............   $    --      $   6,768    $    --      $  38,241
                                                                                   =========    =========    =========    =========
       Issuance of warrants in connection with Interim Loan ....................   $    --      $   1,141    $    --      $   4,797
                                                                                   =========    =========    =========    =========
      Conversion of obligation for 316,921 shares of Series D Preferred Stock ..   $    --      $   1,030    $    --      $   1,030
                                                                                   =========    =========    =========    =========


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



                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         -----------------------------------------------------------

         Organization
         ------------

         WorldPort Communications, Inc. a Delaware corporation (together with its subsidiaries, the "Company"), is pursuing a plan to become the European leader of internet solutions. Until consummation of the sale transactions described in Note 3, the Company was a facilities-based global telecommunications carrier offering voice, data and other telecommunications services to carriers, Internet service providers ("ISPs"), medium and large corporations and distributors and resellers.

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

         In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2000, and the results of operations and cash flows for the three and nine months ended September 30, 2000 and 1999. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

         Financial Condition
         -------------------

         In order to meet its obligations under its interim loan facility due November 18, 1999 (the "Interim Loan Facility"), the Company sold substantially all of its material assets during the first quarter of 2000 (see Note 3 below). The Company applied a portion of the net proceeds realized from the sale to repay existing debt, including the Interim Loan Facility, trade credit and other liabilities. The Company is pursuing a plan to become the European leader of internet solutions. The Company intends to use the remaining net proceeds from the sales to fund potential future operating losses and capital expenditures in pursuit of its new business plan. Additional requirements, if any, may be funded through debt facilities and additional equity financing. There can be no assurance that sufficient debt or equity financing will be available in the future on terms acceptable to the Company. If such financing is not obtained as needed, the Company will have to curtail or alter its current business plan and/or seek alternative financing.

         Consolidation
         -------------

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         Accounts Receivable
         -------------------

         Accounts receivable includes unbilled amounts of $0.3 million at September 30, 2000. This amount represents hours incurred by VIS-Able employees on consulting engagements that have not yet been invoiced to customers. The timing of invoicing is dependent on the contractual arrangements made with the respective customers.

         Foreign Currency
         ----------------

         Gains and losses on translation of the accounts of the Company's non-U.S. operations, including intercompany balances invested for the foreseeable future, are accumulated and reported as a component of accumulated other comprehensive income in shareholders' equity.

         Earnings (Loss) per Share
         -------------------------

         The treasury stock method was used to calculate the weighted average shares outstanding for warrants and options in 2000. For 1999 and for the three months ended September 30, 2000, basic and diluted loss per share are the same because all dilutive securities had an antidilutive effect on loss per share.

         New Accounting Pronouncements
         -----------------------------

         In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137 ("SFAS No. 137"), Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement #133. SFAS #137 defers the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and transactions involving hedge accounting. The Company does not believe that this statement will have a material effect on its consolidated financial statements.


(2)      COMPREHENSIVE INCOME
         --------------------

         Total comprehensive income (loss) for the quarter and nine months ended September 30, 2000 and 1999 was as follows:


                                              Three Months Ended          Nine Months Ended
                                                September 30,               September 30,
                                              2000        1999            2000         1999
                                              ----        ----            ----         ----
        Net earnings (loss)                  $(6,042)    $(36,327)        $260,928    $(94,656)
        Foreign currency translation          (2,508)      (1,432)           5,431       1,920
                                              -------  -----------        -------     --------

        Total comprehensive income (loss)    $(8,550)    $(37,759)        $266,359    $(92,736)
                                             ========    =========        ========    =========


(3)      DISPOSITIONS
         ------------

         On November 11, 1999, the Company entered into a series of definitive agreements with Energis for the sale of its 85% shareholding in WorldPort Communications Europe Holdings, B.V., the parent of EnerTel N.V., and associated assets ("EnerTel") for $522 million. The sale was consummated on January 14, 2000. The Company recorded a gain of approximately $353.1 million in the first quarter of 2000. In the third quarter of 2000, the gain decreased to $346.9 million, primarily as a result of a $6.0 million refund of the purchase price made to Energis in November 2000 upon resolution of certain sale contingencies. The third quarter income tax benefit of $2.4 million primarily relates to the tax impact of the $6.0 million reduction in sale price. The income tax provision recorded in the first quarter of 2000 of $85.0 million was based on a preliminary estimate of the tax due on the sale of EnerTel. This estimate is still being evaluated and could materially change from amounts previously recorded. Management believes that the final calculation will result in a decrease to the income tax provision recorded in the first quarter of 2000.

         In August 1999, the Company announced that it was closing its U.S. carrier operations and initiated the process of disposing of certain assets and subsidiaries, including Telenational Communications, Inc. ("TNC") and International Interconnect, Inc. ("IIC"). On February 29, 2000, the Company sold IIC for $0.3 million. The Company is currently considering the sale of TNC, but to date does not have a definitive sale arrangement. During 1999, the Company took an asset impairment charge of approximately $4.8 million, $6.1 million and $1.0 million in connection with the proposed sales of TNC, IIC and other U.S. based assets, respectively, to write the net investments down to their anticipated net realizable value. Additionally, the balance sheet accounts of EnerTel, TNC and IIC were collapsed in the Company's December 31, 1999 financial statements, and are reflected as net assets held for sale. Only the net assets of TNC remain as net assets held for sale as of September 30, 2000. If these sales had taken place on January 1, 1999, the Company would have had no material operating results. Accordingly, separate pro-forma results are not presented.


(4)      ACQUISITION
         -----------

         On September 15, 2000, the Company acquired all of the common stock of Sweden based VIS-Able International AB and its affiliates ("VIS-Able"), pursuant to a Stock Purchase Agreement dated September 15, 2000, for approximately $17.7 million, net of liabilities assumed and including the payment of certain fees and expenses. The payment of $2.7 million of the purchase price was deferred for one year pending any claims against the representations and warranties made in the Stock Purchase Agreement. This amount is recorded on the Company's balance sheet in Other Current Liabilities and is collateralized by a Letter of Credit, which expires one year from the acquisition date.

         The acquisition was recorded under the purchase method of accounting, and accordingly, the results of operations of VIS-Able have been included in the consolidated financial statements since the date of acquisition. The purchase price has been preliminarily allocated to assets acquired and liabilities assumed based on their fair market value at the date of the acquisition as summarized below (in thousands):

                   Current assets                                        $727
                   Long-term assets                                       372
                   Goodwill                                            17,749
                   Current liabilities                                  (994)
                   Long-term liabilities                                (119)
                                                                        -----
                   Purchase price                                     $17,735
                                                                      =======

         Goodwill of $17.7 million is being amortized on a straight-line basis over five years.


(5)      CHANGES IN EQUITY
         -----------------

         In July 2000, the stockholders approved an increase in the number of authorized shares of the Company's common stock from 65,000,000 to 200,000,000.

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

         During the nine months ended September 30, 2000, various holders of warrants issued in connection with the Company's Interim Loan Facility exercised their warrants for 2,995,751 shares of the Company's common stock. At September 30, 2000, 2,989,855 warrants remained outstanding.

         During the nine months ended September 30, 2000, 339,009 shares of common stock were issued upon exercise of options. At September 30, 2000, 8,865,141 options were outstanding.


(6)      CONTINGENCIES
         -------------

         On April 17, 1998, the Company was served with a summons and complaint from MC Liquidating Corporation f/k/a MIDCOM Communications, Inc. ("MIDCOM"). Both the Company and TNC were named as defendants, as were Telenational Communications, Limited Partnership, the former owner of the TNC assets ("TCLP"), and Edmund Blankenau, a principal of TCLP and a former director of the Company. In its complaint, filed on April 8, 1998 in the U.S. Bankruptcy Court for the Southern Division of the Eastern District of Michigan (the "MIDCOM Lawsuit"), MIDCOM sought payment of over $600,000 for services allegedly provided to TCLP and the Company, together with other damages, attorney fees and costs. A settlement of the MIDCOM Lawsuit was approved by the bankruptcy court supervising MIDCOM's liquidation on November 3, 2000. Pursuant to the settlement, the Company paid $200,000 in exchange for dismissal of the MIDCOM Lawsuit with prejudice.

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

         In addition to the aforementioned claims, the Company is involved in various lawsuits or claims arising in the normal course of business. In the opinion of management, none of these lawsuits or claims will have a material adverse effect on the consolidated financial position or results of operations of the Company.




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

         In the second quarter of 2000, the Company announced a new business strategy, focused on the delivery of Internet solutions for the European marketplace. In addition to web-enabled application solutions, the Company intends to provide a complete managed Web hosting service portfolio - including network management, colocation services, internet connectivity, ASP support services, backups and disaster recovery - providing end-to-end service to corporations, as well as service providers, enabling them to completely outsource their Internet operations. The choice of this new business strategy was a result of extensive investigation by the Company through its independent consultants to assess growth opportunities in the telecommunications and related industries and to identify high potential markets for these industries. According to Forrester Research, in 1999 the European Web hosting market generated approximately $500.0 million in revenues and is expected to generate $18.0 billion in revenues by 2003. The Company believes that the market is currently under-served by small companies lacking the necessary scale, presence, resources and expertise required to satisfy the demands of mid-to-large sized companies, and it believes it has the management resources and market, product and service expertise to become a leading provider in this market. In addition, the Company believes that providing wireless access to the Internet also offers an opportunity to enhance shareholder value and intends to focus on such market as well.

         The Company constructed a new internet solutions SuperCentre in Dublin, Ireland, which became operational in early October and was designed to meet the specific needs of its various services. The SuperCentre, located in close proximity to redundant fiber routes from multiple providers, is expected to serve as the flagship to the Company's Internet Solution Centres, which the Company expects to locate in key European cities. Under an agreement with Global Crossings, brokered by the Irish government, WorldPort has gained access to bandwidth on the trans-Atlantic and pan-European fiber optic networks, which connect Ireland with the U.S., the U.K., and most of the leading markets in Western Europe. The Company has successfully hired a new management team with extensive experience in the telecommunications, web hosting, and internet solutions markets to design, build and maintain the SuperCentre and manage operations and sales throughout Europe. The Company is also developing products and services to offer its customers and negotiating with various strategic partners for the marketing and selling of complementary products and services (although no assurances can be given as to any successful development of a product or service or the successful completion of any such negotiations).

         On September 15, 2000, the Company acquired all of the common stock of Sweden based VIS-Able International AB and its affiliates ("VIS-Able"), pursuant to a Stock Purchase Agreement dated September 15, 2000, for approximately $17.7 million, net of liabilities assumed and including the payment of certain fees and expenses. The payment of $2.7 million of the purchase price was deferred for one year pending any claims against the representations and warranties made in the Stock Purchase Agreement. This amount is collateralized by a Letter of Credit which expires one year from the acquisition date. Vis-Able is a leading professional services firm, specializing in complex systems development, consulting, WAP integration and web hosting, with offices in Sweden, Belgium, the U.S. and the U.K. The VIS-Able acquisition gives the Company access to more than 3,500 customers, an additional fully operational data center, Internet consulting and application design and development expertise, and 61 skilled employees.

         With the opening of the Dublin SuperCentre and the acquisition of VIS-Able, the Company had 173 employees in five countries as of September 30, 2000.

         The Company intends to fund potential future operating losses and capital expenditures required to pursue its new business plan out of net proceeds remaining from the sales referred to above.

         Currently, the Company anticipates that approximately $30 million of capital expenditures will be required during the fourth quarter of 2000 to pursue its business plan. The Company believes that its currently available cash resources will be sufficient to fund these capital expenditures as well as operating losses expected to be incurred during that period. Additional requirements, if any, may be funded through debt facilities and equity financings not yet arranged. However, there can be no assurance that sufficient financing will be available on terms acceptable to the Company. If such financing is not available, the Company will have to curtail or alter its business plan and/or seek alternative financing.

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

         During the three months ended September 30, 2000, the Company had a net loss of $6.0 million, compared to a net loss of $36.3 million during the same period in 1999. Current quarter operating expenses of $5.9 million include approximately $5.1 million incurred primarily for salaries, facility costs and professional services associated with the execution of the new business plan. Also included in operating expenses for the current quarter is $0.2 million of amortization expense on goodwill from the acquisition of VIS-Able since September 15, 2000. Goodwill is being amortizing over a five year period. The first quarter gain on the sale of EnerTel was reduced in the current quarter primarily to recognize a $6.0 million refund of the purchase price made to Energis in November 2000 upon the resolution of certain sale contingencies. Net interest income of $3.3 million represents $3.4 million of interest income on the Company's cash and cash equivalents, offset by $0.1 million of interest expense on capital leases. The third quarter income tax benefit of $2.4 million primarily relates to the tax impact of the $6.0 million reduction in the sale price of EnerTel discussed above.

         During the nine months ended September 30, 2000, the Company had net income of $260.9 million, compared to a net loss of $94.7 million during the same period in 1999. Current year-to-date net income was substantially comprised of a gain of $346.9 million upon the sale of EnerTel, offset partially by a tax provision of $82.6 million. The income tax provision recorded in the first quarter of 2000 of $85.0 million was based on a preliminary estimate of the tax due on the sale of EnerTel. This estimate is still being evaluated and could materially change from amounts previously recorded. Management believes that the final calculation will result in a decrease to the income tax provision recorded in the first quarter of 2000. The Company's operations incurred pre-tax losses of $3.4 million for the nine months ended September 30, 2000. Included in the losses incurred during the nine months ended September 30, 1999 are the operating results of EnerTel and IIC, as well as general expenses related to the Company's worldwide business development and financing activities. Included in the results of operations for the nine months ended September 30, 2000 are the results of EnerTel and IIC through their dates of sale (January 14, 2000 and February 29, 2000, respectively).

         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         The Company had working capital of $126.1 million and ($80.1) million, and cash of $178.7 million and $1.1 million, at September 30, 2000 and December 31, 1999, respectively. The EnerTel sale transaction contributed substantially all of the working capital increase to the Company in 2000, offset partially by current year capital expenditures and operating costs.

         Operations used $3.3 million and $53.8 million during the three and nine months ended September 30, 2000, due primarily to the payment of income taxes related to the taxable gain on the EnerTel sale transaction. Excluding the income tax payments, the operating costs of the Company have been substantially funded by interest income on the Company's cash balance.

         Investing activities used $63.5 million during the three months ended September 30, 2000, which consisted of $39.7 million of construction costs associated with the buildout of the Company's SuperCentre in Ireland, $17.7 million for the acquisition of VIS-Able, and the $6 million refund of the purchase price made to Energis upon the resolution of certain sale contingencies. Investing activities provided $391.1 million during the nine months ended September 30, 2000, primarily consisting of the proceeds from the EnerTel sale transaction of $453.2 million, offset by year-to-date capital expenditures of $44.4 million and the acquisition of VIS-Able for $17.7 million.

         Financing activities used $158.9 million during the nine months ended September 30, 2000, and principally related to the repayment of the Interim Loan and a related party note payable from the proceeds of the EnerTel sale transaction.

         The Company intends to fund potential future operating losses and capital expenditures required to pursue its new business plan out of net proceeds remaining from the sales referred to above. Currently, the Company anticipates that approximately $30 million of capital expenditures will be required during the fourth quarter of 2000 to pursue its business plan. The Company believes that its currently available cash resources will be sufficient to fund these capital expenditures as well as operating losses expected to be incurred during that period. Additional requirements, if any, may be funded through debt facilities and equity financings not yet arranged. However, there can be no assurance that sufficient financing will be available on terms acceptable to the Company. If such financing is not available, the Company will have to curtail or alter its current business plan and/or seek alternative financing.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Management   believes  that  the  Company's  exposure  to  market  rate fluctuations on its investments is nominal due to the short-term nature of those investments.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         On April 17, 1998, the Company was served with a summons and complaint from MC Liquidating Corporation f/k/a MIDCOM Communications, Inc. ("MIDCOM"). Both the Company and TNC were named as defendants, as were Telenational Communications, Limited Partnership, the former owner of the TNC assets ("TCLP"), and Edmund Blankenau, a principal of TCLP and a former director of the Company. In its complaint, filed on April 8, 1998 in the U.S. Bankruptcy Court for the Southern Division of the Eastern District of Michigan (the "MIDCOM Lawsuit"), MIDCOM sought payment of over $600,000 for services allegedly provided to TCLP and the Company, together with other damages, attorney fees and costs. A settlement of the MIDCOM Lawsuit was approved by the bankruptcy court supervising MIDCOM's liquidation on November 3, 2000. Pursuant to the settlement, the Company paid $200,000 in exchange for dismissal of the MIDCOM Lawsuit with prejudice.

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

         In addition to the aforementioned claims, the Company is involved in various lawsuits or claims arising in the normal course of business. In the opinion of management, none of these lawsuits or claims will have a material adverse effect on the consolidated financial position or results of operations of the Company.



ITEM 2.  CHANGES IN SECURITIES

         In July 2000, the stockholders approved an increase in the number of authorized shares of the Company's common stock from 65,000,000 to 200,000,000.

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

         During the quarter ended September 30, 2000, various holders of warrants issued in connection with the Company's Interim Loan Facility exercised their warrants for 693,734 shares of the Company's common stock. Also during this quarter, 124,243 shares of common stock were issued to various persons upon exercise of options not under a registered plan. There was also an issuance of 100,000 shares of common stock to a third party in lieu of payment for legal services.

         The  issuances  of these  shares were exempt  from  registration  under
         Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) EXHIBITS

                  Exhibit No.       Description
                  -----------       -----------

                  27.1                Financial Data Schedule (for SEC use only)



(B)      REPORTS ON FORM 8-K

         The Company filed a Current Report on Form 8-K on August 24, 2000 to announce the purchase by Michael E. Heisley, Sr. and The Heico Companies L.L.C. of 1,636,743 shares of common stock, 922,361 shares of Series B preferred stock and 316,921 shares of Series D preferred stock from third parties.

         The Company filed a Current Report on Form 8-K on September 15, 2000 to announce the acquisition of all of the common stock of Sweden-based VIS-Able International AB and its affiliates.

         The Company filed a Current Report on Form 8-K on October 2, 2000 to announce the opening of its SuperCentre in Dublin, Ireland on that date and to discuss the Company's current business plan.

         The Company filed a Current Report on Form 8-K on October 3, 2000 to announce the promotion of James Martin from Chief Technology Officer to President and Chief Operating Officer and the appointment of Emily Heisley Stoeckel to fill a vacancy in the Board of Directors.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              WORLDPORT COMMUNICATIONS, INC.




         Date:    November 14, 2000           By:  /s/ John T. Hanson
                                                  ------------------------------
                                                   John T. Hanson
                                                   Chief Financial Officer