Form 10-K
period 2000-12-31
WORLDPORT COMMUNICATIONS INC
filed 2001-03-29
CIK 857847

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-K

(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM               TO
                                    -------------    -------------

                        COMMISSION FILE NUMBER: 000-25015



                         WORLDPORT COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    DELAWARE
                         (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)


                                   84-1127336
                                (I.R.S. EMPLOYER
                               IDENTIFICATION NO.)


            975 WEILAND ROAD, SUITE 160 BUFFALO GROVE, ILLINOIS 60089
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

                        COMMON SHARES, $0.0001 PAR VALUE



     Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     As of March 22, 2001, 33,950,352 shares of Registrant's common stock were outstanding.

     The aggregate market value of the Registrant's common stock held by non-affiliates on March 22, 2001 was approximately $62.6 million.


                       DOCUMENTS INCORPORATED BY REFERENCE

     The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2000. Portions of such Proxy Statement are incorporated by reference in Part III of this report.

                         WORLDPORT COMMUNICATIONS, INC.

                         2000 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----
                         PART I
   Item 1      Business                                                        4
   Item 2      Properties                                                     14
   Item 3      Legal Proceedings                                              14
   Item 4      Submission of Matters to a Vote of Security Holders            15
   Item 4A     Executive Officers of the Registrant                           15

                         PART II
   Item 5      Market for Registrant's Common Equity and Related              17
                   Stockholder Matters
   Item 6      Seletected Financial Data                                      18
   Item 7      Management's Discussion and Analysis of Financial              20
                   Condition and Results of Operation
   Item 7A     Quantitative and Qualitative Disclosures about Market Risk     24
   Item 8      Financial Statements and Supplementary Data                    25
   Item 9      Changes in and Disagreements with Accountants on               47
                   Accounting and Financial Disclosure

                        PART III
   Item 10     Directors and Executive Officers of the Registrant             48
   Item 11     Executive Compensation                                         48
   Item 12     Security Ownership of Certain Beneficial Owners and            48
                   Management
   Item 13     Certain Relationships and Related Transactions                 48

                         PART IV
   Item 14     Exhibits, Financial Statement Schedules and Reports on         49
                   Form 8-K
               Signatures                                                     50

                                     PART I


     This report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in the Company's revenues and profitability, (ii) prospective business opportunities and (iii) the Company's strategy for redirecting and financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends" or "expects". These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.


ITEM 1.   BUSINESS

OVERVIEW

      Prior to the consummation of the sales transactions described below, Worldport Communications, Inc. ("the Company" or "Worldport") was a facilities-based global telecommunications carrier offering voice, data and other telecommunications services to carriers, Internet service providers ("ISPs"), medium and large corporations and distributors and resellers. In order to meet its obligations under its interim loan facility (the "Interim Loan Facility"), which originally matured on June 23, 1999 and was extended until November 18, 1999, the Company sold substantially all of its material assets during the first quarter of 2000.

      In the second quarter of 2000, we announced a new business strategy, focused on the delivery of Internet solutions to global companies doing business in the European marketplace. In addition to Web-enabled application solutions, the Company intends to provide a complete managed Web hosting service portfolio
- including network management, colocation services, Internet connectivity, ASP support services, data backup, storage and disaster recovery - providing end-to-end service to corporations, as well as service providers, enabling them to completely outsource their Internet operations. The choice of this new business strategy was a result of extensive investigation by the Company through its independent consultants to assess growth opportunities in the telecommunications and related industries and to identify high potential markets for these industries. According to Forrester Research, in 1999 the European Web hosting market generated approximately $500.0 million in revenues and is expected to generate $18.0 billion in revenues by 2003. The Company believes that the market is currently under-served by small companies lacking the necessary scale, presence, resources and expertise required to satisfy the demands of mid-to-large sized companies, and it believes it has the management resources and market, product and service expertise to become a leading provider in this market. In addition, the Company believes that providing wireless access to the Internet also offers an opportunity to enhance shareholder value and intends to focus on such market as well.

      The Company constructed a new Internet solutions SuperCentre in Dublin, Ireland, which became operational in early October and was designed to meet the specific needs of its various services. The SuperCentre, located in close proximity to redundant fiber routes from multiple providers, will serve as the flagship to the Company's Internet Solution Centres, which the Company expects to locate in key European cities. Under an agreement with Global Crossings, brokered by the Irish government, Worldport has gained access to bandwidth on the trans-Atlantic and pan-European fiber optic networks, which connect Ireland with the U.S., the U.K., and the majority of major markets in Western Europe. The Company has successfully hired a new management team with extensive experience in the telecommunications, Web hosting, and Internet solutions markets to design, build and maintain the SuperCentre and manage operations and sales throughout Europe. The Company is also developing products and services to offer its customers and is negotiating with various strategic partners for the marketing and selling of complementary products and services (although no assurances can be given as to any successful development of a product or service or the successful completion of any such negotiations).

      On September 15, 2000, the Company acquired all of the common stock of Sweden based VIS-able International AB and its affiliates ("VIS-able"), pursuant to a Stock Purchase Agreement dated September 15, 2000, for approximately $17.7 million, net of liabilities assumed and including the payment of certain fees and expenses. The payment of $2.7 million of the purchase price was deferred for one year pending any claims against the representations and warranties made in the Stock Purchase Agreement. This amount is collateralized by a Letter of Credit which expires one year from the acquisition date. VIS-able is a leading professional services firm, specializing in complex systems development, consulting, WAP integration and Web hosting, with offices in Sweden, Belgium, the U.S. and the U.K. The VIS-able acquisition gives the Company access to more than 3,500 customers, a fully operational data center, and Internet consulting and application design and development expertise supported by 61 skilled professional employees.


OUR HISTORY

      Worldport was originally organized as a Colorado corporation under the name Sage Resources, Inc. in January 1989 to evaluate, structure and complete mergers with, or acquisitions of, other companies. Worldport remained inactive until 1996 when the Company's domicile was changed to Delaware and the name was changed to Worldport Communications, Inc.

      From 1997 to 1999, Worldport was a facilities-based global telecommunications carrier offering voice, data and other telecommunications services to carriers, ISPs, medium and large corporations and distributors and resellers. We primarily operated through a number of acquired subsidiaries in Europe and the United States. The core of our operations and the source of a significant portion of our revenues was our EnerTel subsidiary, the leading second network operator in the Netherlands.

      To finance certain acquisitions, the Company borrowed $120 million in June 1998 under the Interim Loan Facility. In order to meet its obligations under the Interim Loan Facility upon maturity, the Company sold substantially all of its material assets during the first quarter of 2000.

      On November 11, 1999, through Worldport International, Inc. ("Worldport International"), our wholly-owned subsidiary, we entered into a series of agreements with Energis plc ("Energis") to sell our 85% stake in the issued and outstanding shares of Worldport Communications Europe Holding B.V., the parent company of EnerTel, N.V., and associated assets ("EnerTel"). In connection with the sale of Enertel, Energis also agreed to purchase all of the issued and outstanding shares of Worldport Communications Limited, our U.K. subsidiary. In addition, we agreed to sell our interest in certain switches located in New York and London to subsidiaries of Energis. All of these sale transactions were consummated on January 14, 2000.

      On February 29, 2000, we sold our subsidiary, International InterConnect, Inc. ("IIC"), and on March 2, 2000, we assigned certain leasehold and equipment rights relating to our Miami switch operations to a subsidiary of Centennial Communications Corp. for a cash payment and the assumption of certain liabilities. We also intend to dispose of our subsidiary, Telenational Communications, Inc. ("TNC") located in Omaha, Nebraska in the near future. After TNC is disposed of, we will have exited our carrier operations business.

     As a result of these transactions, we received approximately $453.2 million in cash, and Energis assumed approximately $29.9 million of Worldport's liabilities. A portion of the net proceeds realized from the sale was used to repay existing debt, including the Interim Loan Facility, trade credit and other liabilities. The remaining net proceeds are being used to pursue our new plan to become the leading provider of Internet solutions in Europe.

OUR CURRENT STRATEGY

      Worldport's current strategy is to establish a pan-European network of Internet solution centers to become a major provider of managed Internet services for global companies doing business in the European market. These Internet solution centers will provide a complete portfolio of Internet products and services, including strategic and tactical Internet consulting and a full complement of Web hosting products.

      Worldport's partnerships with key software and hardware providers will ensure delivery of leading edge hardware and software technology and solutions.

      According to IDC and Intercai Mondale, the European Internet solutions market was a $5 billion market in 1999 and is expected to grow into a $35 billion industry by 2003. Today, approximately 25% of European companies outsource their Internet operations as compared to 75% for the U.S. The percentage of European companies that will outsource their Internet operations is expected to increase as the Internet is increasingly used for commerce. Morgan Stanley Dean Witter recently surveyed European corporations and discovered that 70% of corporations surveyed now plan to outsource their Internet operations.


OUR OPERATING PLAN

      Worldport has developed a multi-phase approach to the market. The initial phase is fully funded and includes the construction of the SuperCentre, a total of three to five Internet solution centers in major European cities and the acquisition of VIS-able International. Below are details relating to the initial phase of the plan.

      The Company has secured trans-Atlantic and pan-European bandwidth through Global Crossings, providing connectivity to the U.S. and 35 major European cities. In addition, the Company has secured private peering agreements with global backbone providers.

      Worldport opened its SuperCentre in Dublin, Ireland on October 2, 2000 completing construction in slightly less than five months. The SuperCentre serves as our operational and business support center for our European Web hosting business. The SuperCentre is a 125,000 square foot facility with 55,000 square feet of hosting space and 45,000 square feet dedicated to our technical resources and personnel that will support all of our European operations. The Company will provide multi-level technical support, customer service, 24x7 operations, network management, systems development and billing for all the Worldport European operations from the SuperCentre. The SuperCentre is a purpose-built facility that has state of the art security, power, cabling, fire detection and communication systems that will set the standard for Europe. Worldport has invested approximately $40 million to date in the construction of the SuperCentre.

      Worldport acquired VIS-able on September 15, 2000 for $17.7 million, net of liabilities assumed and including the payment of certain fees and expenses. VIS-able is a professional services company with offices in Sweden, Belgium, the U.K. and the U.S. In addition, VIS-able has Web hosting operations in Sweden and the U.S. The company provides strategic and tactical Internet consulting, application design, development and hosting. VIS-able's operations have been successfully integrated and re-branded under the Worldport name.

      The acquisition of VIS-able provides Worldport with access to the Scandinavian market which is one of Europe's most developed Internet markets. Sweden has the highest Internet penetration in Europe with 55% of Swedish households connected to the Internet today. VIS-able serves 3,500 customers worldwide, which includes an impressive list of customers such as ABB, Ericsson, Volvo, Whirlpool, IBM and Telia.

      Worldport plans to acquire and develop a full portfolio of managed services including consulting and application support in each Internet solution center. This will allow our customers to be able to outsource their Internet support operations to Worldport across Europe.

      Due to recent developments in the European marketplace, we now expect to be able to lease suitable basic data center space that can be improved to our hosting standards. Leasing space eliminates the need to construct stand alone facilities and enables us to develop smaller sites ranging in size from 5,000 to 10,000 square feet, thereby reducing capital required for our business expansion. As a result, we plan to defer the development of certain Internet solution centers for six to twelve months and we expect to have a total of three to five Internet solution centers operational across Europe by the end of 2001. We had previously planned to construct four additional Internet solution centers in 2001 ranging in size from 30,000 to 60,000 square feet.

      Based on our revised roll-out plan, Worldport currently expects to be operating by the end of 2001 at an annual revenue run rate of approximately $35 million from the Dublin SuperCentre, VIS-able operations and the additional centers expected to be open in 2001. Depending on product mix, these operations have the capability of supporting up to $300 million in revenue at total capacity. Headcount is expected to reach approximately 350 by year-end 2001. The Company projects to achieve a positive EBITDA run rate in 2002.

      The second phase of Worldport's strategy continues rapid expansion across Europe including the development of additional Internet solution centers and the acquisition of Internet and eService companies. Worldport will need to secure funding for this phase of the plan.


OUR OPERATING AND BUSINESS SUPPORT SYSTEMS

      Worldport's integrated operating and business support systems ("OSS/BSS systems") allow Worldport to proactively monitor and manage both internal and customer systems. The OSS/BSS systems allow Worldport to use technology and not people to scale the business. The OSS/BSS systems were built with the following software:

     o    Micromuse Netcool
     o    Visionael
     o    InfoVista
     o    Clarify ClearSales and ClearSupport
     o    Portal Infranet
     o    Oracle Financials
     o    Oracle databases
     o    Vitria
     o    Concord Empire Agents

      All Worldport operations will utilize the OSS/BSS systems including companies acquired. Worldport plans to invest $20 million in the development of these systems by the end of 2001.


OUR TARGET CUSTOMERS

      The Company has targeted the following customers:

     o    Small-medium enterprises (minimum 50 employees)
     o    Large and multi-national corporations
     o    Fixed and mobile operators
     o    Service providers (ISP's and ASP's)

      Separate product portfolios have been developed for each of the target customer groups. Worldport estimates that Europe has approximately 250,000 companies in its target markets that could outsource some or all of their Internet operations over the next three years. Morgan Stanley Dean Witter recently completed a survey of European companies and discovered that 70% of companies surveyed now expect to outsource their Internet operations.

      WorldPort intends to sell its services and products through (1) its direct sales force, (2) strategic partnerships with service providers and (3) a network of resellers. WorldPort will focus on strategic partnerships with service providers in the telecommunications and cable industries, which will add WorldPort's products to their product portfolios and will cross-sell WorldPort's core services. WorldPort's reseller network will be comprised of Web designers, ASPs and systems integrators, with a focus on fully managed hosting.


OUR PRODUCTS

      Worldport is a full service provider of Internet solutions. Below is a summary of our product portfolio:

Professional Services:
     o    Business consulting
     o    Web site design
     o    Application development

Web Hosting:
     o    nterprise or Complex hosting
     o    anaged hosting
     o    ecure cabines
     o    uites


      The following services are available to Worldport's Web hosting customers:

     o    Database and server administration
     o    Network and physical security
     o    Data back-ups
     o    Internet connectivity
     o    Internet-ready IP addresses
     o    E-commerce functionality
     o    24x7 customer support
     o    24x7 network operations
     o    Standard and advanced reporting



EMPLOYEES

      As of December 31, 2000, we had approximately 195 employees located in five countries. None of our employees are represented by a labor union and we believe that our employee relations are good.



RISK FACTORS

We have a history of losses and we expect to incur significant losses in the future as we expand our operations.

      Excluding the gain on the sale of Enertel in 2000, we had before-tax losses of $11.0 million in 2000 and $121.0 million in 1999 and we expect to remain unprofitable for the foreseeable future. We plan to continue to incur significant expenses and to generate negative operating cash flow as we build the infrastructure necessary to provide our Web-hosting services, grow our professional services and sales and marketing organizations and develop new products and services. In order to achieve profitability, we must, among other things, develop and successfully market services that are commercially accepted by European businesses. If we are unable to increase our revenues to cover our operating costs and capital expenditures, we will continue to experience negative cash flow and may never achieve profitability.


We may not be successful in implementing our new strategy to provide hosting and professional services.

      We plan to derive the majority of our business from providing value-added Internet-related services to the European marketplace. This represents a new business plan for us and we have only recently begun to offer these services. We cannot predict whether demand for our Internet solutions such as Web hosting, Web solutions and systems integration in Europe will be sufficient to permit us to focus our business on value-added services.

      In order for our strategy to be successful, we must accurately forecast the Internet services needs of these businesses and the value of such services to them. If we overestimate the needs of our market or the willingness of these businesses to purchase higher cost Internet services such as hosting, co-location, Web design and other professional services, we may be unsuccessful in selling value-added Internet services to our target market, and we may be unable to successfully carry out our business strategy.

      Accordingly, there can be no assurance that our future operations will generate cash flows or operating or net income, and our prospects must therefore be considered in light of the risks, expenses, problems and delays inherent in establishing a new business. We and our stockholders may suffer a substantial loss should the new business plan prove to be unsuccessful.


Growth through expansion and acquisitions is expected to place significant strain on our business.

         Our strategy involves growth through expansion and acquisitions, which has placed, and is expected to continue to place, a significant strain on our management, operational and financial resources and increased demands on our systems and controls. Our ability to engage in acquisitions will be dependent upon our ability to identify attractive acquisition candidates and, if necessary, obtain financing on satisfactory terms. The challenges of growth, through expansion and acquisitions, include:

     o    potential distraction to management;
     o implementing additional controls, information systems, and infrastructure appropriate to a growing company;
     o integrating the acquired business's financial, computer, payroll and other systems into our own;
     o    unanticipated liabilities or contingencies from the acquired company;
     o reduced earnings due to costs related to integration, increased goodwill amortization and increased interest costs and; and
     o    retaining key personnel and customers of acquired companies.

       In addition, as we increase our level of service and expand our global reach, there will be additional demands on our customer service support and sales, marketing and administrative resources. We may not be able to manage successfully our operations or the quality of our services. If our management is unable to manage growth effectively or maintain the quality of its service, our business, financial condition and results of operations could be materially and adversely affected.


Our quarterly revenues and operating results are difficult to predict, and, if our results are below expectations, the price of our common stock may decline.

      Our quarterly revenues and operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control. As a result, you should not rely on year-to-year or quarter-to-quarter comparisons of our operating results as an indication of future performance. Some of the factors that may cause our revenues and operating results to fluctuate significantly include, but are not limited to:

     o    demand for and market acceptance of our services;
     o the timing and magnitude of capital expenditures relating to growing our operations;
     o changes in our pricing policies in response to changing costs, competition or industry trends such as consolidation;
     o    changes in telecommunications and other operating costs;
     o    currency fluctuations; and
     o    unexpected regulatory changes in our target markets.

      We may also experience seasonality in our business in the future, resulting in diminished revenues as a consequence of reduced demand for Internet services during summer or holiday periods. As a result of the foregoing factors, as well as others, our revenues and operating results in some future reporting periods may be below the expectations of some analysts or investors, which may cause our stock price to fall.


If we fail to expand our product development, professional services and sales and marketing organizations and attract, retain, and train technical and marketing personnel, we may be unable to expand our market and grow our business.

      We believe that our growth may be affected by our ability to provide our customers with new products and services. Our business requires trained product-development personnel, as well as experienced sales and marketing personnel to educate prospective customers regarding the use and benefits of our services. A wide range of companies active in our markets, many of which have substantially greater resources than we have, compete for the same skilled personnel. In turn, the inability to hire and train a sufficient number of personnel at all levels may limit our ability to undertake future projects and could cause us to lose market share. In addition, new professional services personnel that require training and education will take time to reach full productivity. As a result, our future success may be affected by our ability to timely identify, attract, hire, train, retain and motivate highly skilled technical, managerial, sales and marketing personnel. We plan to increase the number of our product development, professional services and sales and marketing personnel to meet these needs. It may be more difficult to attract prospective employees with equity incentives as a larger, public company than as a smaller, privately held company. Failure to retain and attract the necessary technical, sales, marketing and administrative personnel could adversely affect our business, financial condition and operating results.


If we do not respond to rapid technological changes, our services could become obsolete and we could lose customers.

      To remain competitive, we must continue to enhance and improve the functionality and features of our services. If competitors introduce new products and services featuring new technologies, or if new industry standards, technologies and practices emerge, our existing technology and systems may become obsolete or the relative benefit of our services to customers may be diminished. Keeping up with changes in technology could require substantial expenditures of time and money by us. Furthermore, we may fail to use new technologies effectively, or we may be unable to license or otherwise obtain desired new technologies from third parties.


We will continue to face significant competition and we may be unable to compete successfully.

      There are competitors in our markets with more significant local market presence, brand recognition and greater financial, technical and personnel resources. As a result of this competition, we expect to continue to face significant pressure to reduce our prices and improve the products and services we offer. The barriers to entry are low for some of the services we offer, such as Web hosting and Web design, so we could quickly face additional competition. Although our competitors vary depending on the market and the country, these competitors may include local and regional Internet service providers, telecommunication companies, information technology companies and cable companies. These competitors may be local, regional or global companies. Some of our competitors, especially the telecommunications companies, have large networks in place as well as a significant existing customer base. These competitors may offer products and services that are more appealing to our current and potential customers.


We rely upon the availability of adequate connectivity with third-party providers, and failure or delay in obtaining necessary connectivity would impede our growth.

      In building our network we will rely upon connectivity supplied by third-party providers and local and international telecommunications carriers. In some of our markets we will be dependent on one or a limited number of connectivity providers. Many of these carriers are, or potentially are, our competitors. In some of our markets our ability to meet expanding access needs is limited by our ability to obtain additional network capacity as our customer levels require it. There can be no assurance that we will be able to obtain the requisite network connectivity at commercially viable prices or that the necessary connectivity will be available on a timely basis or at all. Failure to obtain this connectivity would jeopardize our ability to meet existing customer demand, limit our ability to conduct business and restrict our growth in these markets.


We depend on the reliability of our network, and a system failure or a breach of our security measures could result in a loss of customers and reduced revenues.

      We are able to deliver services only to the extent that we can protect our network systems against damage from power or telecommunication failures, computer viruses, natural disasters, unauthorized access and other disruptions. Any system failure, accident or security breach that causes interruptions in our operations could impair our ability to provide Internet services to our customers, damage our reputation and negatively impact our revenues and results of operations. To the extent that any disruption or security breach results in a loss or damage to our customers' data or applications, or inappropriate disclosure of confidential information, we may incur liability and suffer from adverse publicity. In addition, we may incur additional costs to remedy the damage caused by these disruptions or security breaches.


We are dependent on the proper development of our billing, customer services and information systems.

         Sophisticated information and processing systems are vital to our growth and our ability to monitor costs, bill customers, provision customer orders and achieve operating efficiencies. Our plans for the development and implementation of our billing and other operating systems rely, for the most part, on the delivery of products and services by third party vendors. We could be materially adversely affected by our failure to adequately identify all of our information and processing needs or the failure of these vendors to deliver proposed products and services in a timely and effective manner and at acceptable costs.


Governmental regulation and the application of existing laws to the Internet may slow the Internet's growth, increase our costs of doing business and inhibit our ability to provide services to our customers.

      Laws and regulations directly applicable to Internet communications are becoming more prevalent. The international nature of the Internet and the possibility that we may be subject to conflicting laws of, or the exercise of jurisdiction by, different countries may make it difficult or impossible to comply with all the laws that may govern our activities. Furthermore, the law relating to the liability of online service providers for information carried on or disseminated through their networks is currently unsettled. New laws and regulations in Europe or in the United States could inhibit the expansion of the Internet, prevent or limit our ability to operate in certain of our markets, expose us to compliance costs and substantial liability and could result in costly and time consuming litigation, all of which could materially harm our business, operating results and financial condition. Additionally, we face these same risks because of uncertainties about how existing laws will be applied to address the Internet. New and existing laws may cover issues that affect our business, such as:

     o national sovereignty issues, including controls on foreign ownership of Internet-related companies, export controls governing encryption containing software and national security concerns;
     o rights and protection of Internet users, including user privacy, libel and defamation, consumer protection, pornography and obscenity laws and government interception of data traffic;
     o controls on the Internet as a market place, including sales and other taxes, telecommunications access fees, pricing, characteristics and quality of products and services, antitrust and fair trade laws;
     o the level and scope of competition from telecommunications or cable companies;
     o limits on foreign ownership of companies in general or communications services companies specifically; and
     o    copyright, trademark and patent infringement laws.

      To comply with new or existing laws regulating electronic business and information on the Internet, we may need to modify the manner in which we do business, which could result in additional expenses and could slow our growth. We may need to hire additional personnel to monitor our compliance with applicable laws. A restrictive regulatory policy regarding the Internet industry in any country in Europe could have a direct material adverse effect on us by retarding the industry's growth in such countries. Any liability as a result of a change in laws or failure to comply with laws could harm our operations and financial condition.


We may be liable for information disseminated over our network.

      We may face liability for information carried on or disseminated through our network. Some types of laws that may result in our liability for information disseminated over our network include:

     o laws designed to protect intellectual property, including trademark and copyright laws;
     o laws relating to publicity and privacy rights and laws prohibiting defamation;
     o    laws restricting the collection, use and processing of personal data;
     o laws prohibiting the sale, dissemination or possession of pornographic material; and
     o    other laws relating to the nature and content of Internet materials.

      The laws governing these matters vary from jurisdiction to jurisdiction. If we violate laws governing content on our network, we may face fines, temporary disruption of our service or loss of required operating licenses, depending on the jurisdiction.


We may need to secure additional financing to carry out our business plan.

      We may need to raise additional funds to carry out our business plan. If we are able to raise additional funds through the incurrence of debt, and we do so, we would likely become subject to restrictive financial covenants. The amount and nature of any borrowings by us will depend on numerous considerations, including our capital requirements, our perceived ability to meet debt service on any such borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. Additionally, to the extent that debt financing ultimately proves to be available, any borrowings may subject us to various risks and restrictions traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to service that indebtedness.

      If additional funds are raised through the issuance of equity securities, the percentage ownership of our then current shareholders would be diluted, our earnings and book value per share could be diluted and, if such equity securities take the form of preferred stock, the holders of such preferred stock may have rights, preferences or privileges senior to those of holders of common stock.

      We cannot assure you that we will be able to raise equity capital, obtain capital lease or bank financing or incur other indebtedness to fund any business combination or the working capital and other capital requirements of a new operating business on terms deemed by us to be commercially acceptable and in our best interests.

We may issue new equity in order to help attain our new business plan.

      Generally, the board of directors has the power to issue new equity (to the extent of authorized shares) without shareholder approval, except that shareholder approval may be required under applicable law or NASD rules for certain transactions. We may issue new equity to raise additional capital in connection with a business combination or venture transaction with an operating business. Any additional issuance by us would have the effect of diluting your percentage ownership, could have the effect of diluting our earnings and our book value per share, and could result in the adverse tax consequences described above. We have no current arrangement, agreement or understanding with respect to the sale or issuance of any new equity.


Currency fluctuations and different standards, regulations and laws relating to our international operations may adversely affect our business.

         A key component of our strategy is our expansion in international markets. Our international expansion will require us to comply with multiple regulatory and taxation regimes. In addition, laws or administrative practices relating to taxation, foreign exchange or other matters within countries in which we operate or plan to operate may change. Moreover, operating internationally exposes us to risks such as:

     o    fluctuations in currency exchange rates,
     o foreign exchange controls which restrict or prohibit repatriation of funds,
     o    technology export and import restrictions or prohibitions,
     o    difficulty collecting accounts receivable,
     o    political instability,
     o    delays with customs or government agencies,
     o seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, and
     o potentially adverse tax consequences resulting from operating in multiple jurisdictions with different tax laws.

The Heico Companies, LLC and the Company's management has substantial voting control over the Company.

         In addition to the shares of our Common Stock which are currently outstanding and entitle the holders thereof to one vote per share, we also have outstanding shares of our Series B, C, D, E and G Convertible Preferred Stock, each of which entitle the holders thereof to 40, 40, 1, 10.865, and 1,000 votes per preferred share, respectively. As of March 22, 2001, substantially all of the outstanding preferred stock was owned by The Heico Companies, LLC ("Heico") which, combined with the common stock owned by Heico, represents approximately 73% of our outstanding votes.

         In addition, as of March 22, 2001, our executive officers and directors as a group had an approximately 75% voting interest in our capital stock. Included in the shares owned by our executive officers and directors as a group is the direct voting interest which is held by Heico. Mr. Michael E. Heisley, Sr., Mr. Stanley H. Meadows and Ms. Emily Heisley Stoeckel, all members of our Board of Directors, have an interest in, or are employed by, Heico.

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



ITEM 2.   PROPERTIES

     We currently lease office space for our corporate headquarters in Buffalo Grove, Illinois pursuant to an agreement which expires in 2010. The 125,000 square foot facility for our SuperCentre in the Dublin, Ireland area is leased pursuant to an agreement which expires in 2025. With the acquisition of VIS-able, we gained office facilities and Web hosting centers in the U.S. and Europe totalling approximately 25,000 square feet pursuant to agreements that expire from 2001 to 2003. The majority of our facility leases have renewal options.

     We also lease approximately 11,000 square feet of office and operating space in Omaha, Nebraska, for our U.S. carrier business which is currently held for sale, pursuant to an agreement which expires in June 2001. We have office space located in the Atlanta, Georgia area pursuant to an agreement which expires in June 2003, which has been sublet to a third party.

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

      The Company is a defendant in litigation filed in the District Court of The Hague, The Netherlands. The case, filed in February 1999 by Mr. Bahman Zolfagharpour, alleges that the Company breached agreements with Mr. Zolfagharpour in connection with its purchase of MathComp B.V. from Mr. Zolfagharpour. The litigation seeks damages in an amount exceeding $20 million and the award of 2,350,000 shares of the Company's common stock to Mr. Zolfagharpour. Although the Company believes that the litigation is wholly without merit, settlement negotiations are currently being considered, the outcome of which is not expected to have a material adverse effect on the consolidated financial position or results of operations of the Company.

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



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.



ITEM 4A.   EXECUTIVE OFFICERS OF THE REGISTRANT

     The following are the Company's executive officers as of March 31, 2001.


  NAME                        AGE    PRINCIPAL POSITION WITH REGISTRANT
  ----                        ---    ----------------------------------
Michael E. Heisley, Sr..       63    Chairman of the Board, Chief Executive
                                         Officer, and Director
James L. Martin.....           47    President and Chief Operating Officer
John T. Hanson......           43    Vice President, Chief Financial Officer
David Hickey........           40    Vice President, Corporate Development
Frazer N. Hamilton.            52    Vice President, Sales & Marketing



MICHAEL E. HEISLEY, SR.

     Michael E. Heisley, Sr., age 63, has been a member of the Board of Directors since December 1998, Chairman since June 1999 and Chief Executive Officer of the Company since May 2000. Mr. Heisley has been the Manager, President and Chief Executive Officer of The Heico Companies, LLC ("Heico"), a holding company in Chicago, IL which acquires or invests in and operates a diverse group of businesses, since its formation in 1988 and also serves as the Chief Executive Officer of various of Heico's subsidiaries. Mr. Heisley is a director of Robertson-Ceco Corporation, a metal buildings manufacturing company, Tom's Foods Inc. and Envirodyne, Inc. Mr. Heisley is also owner of the National Basketball Association's (NBA) Vancouver Grizzlies. Mr. Heisley received a Bachelor's degree in Business Administration from Georgetown University.


JAMES L. MARTIN

      James L. Martin, age 47, joined the Company in April 2000 as Chief Technology Officer and in October 2000 was promoted to President & Chief Operating Officer. Prior to this, Mr. Martin was a senior executive responsible for deployment of Internet and e-business networks at both Cable & Wireless and then previously MCI. Mr. Martin also managed a support organization for such companies spanning 21 states, comprising of technical sales and sale support consultants.

JOHN T. HANSON

     John T. Hanson has been Worldport's Chief Financial Officer since July 1999. From August 1998 to July 1999, Mr. Hanson served as Vice President and Chief Financial Officer for Millenium Rail, Inc., a railcar repair and maintenance services company. Prior to that, from 1995 to 1998, Mr. Hanson was Vice President and Chief Financial Officer for Wace USA, Inc., an international provider of technology based solutions for the graphic arts industry. For ten years prior to that, Mr. Hanson served as Vice President Finance and Controller for Ameritech where he was responsible for building the Telephone Industry Services business unit. Previously, Mr. Hanson was Chief Financial Officer for Illinois Bell Communications. Mr. Hanson received a Bachelors degree in Accounting from DePaul University and a Masters degree in Management from Northwestern University.


DAVID HICKEY

     David Hickey is the Company's Vice President, Corporate Development, and has been with the Company since June 1998. From 1986 to June 1998, Mr. Hickey served as a telecommunications consultant and founding director of Datanet Limited, an independent international telecommunications consulting firm based in Dublin, Ireland, advising corporate clients, including carriers and government agencies. Mr. Hickey graduated with honors from the University College of Dublin with a Bachelors degree in Electrical Engineering.


FRAZER N. HAMILTON

      Frazer N. Hamilton, age 52, joined the Company in January 2001 as Vice President, Sales and Marketing. Prior to this, Mr. Hamilton was Chief Marketing Officer at City-Reach International LLC, a British provider of secure Internet exchanges. Earlier, Mr. Hamilton was Vice President, Worldwide Sales and Marketing at PictureTel, a provider of visual and audio collaboration platforms. Before that, he spent 22 years in various positions with British Telecom, 3M and Cable & Wireless. Mr. Hamilton received an ONC Electrical Engineering degree from Langside & Stow College, Glasgow, Scotland.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Worldport's common stock has traded under the symbol "WRDP" on the following stock exchanges:

             LISTING PERIOD                            STOCK EXCHANGE
             --------------                            --------------
             August 4, 1999 to the present             OTC Bulletin Board
             November 23, 1998 to August 4, 1999       Nasdaq Small Cap Market
             June 17, 1997 to November 23, 1998        OTC Bulletin Board

     Prior to June 17, 1997, there was no public market for our common stock.

     The table below sets forth the high and low sales prices for the common stock (as reported on the OTC since August 5, 1999 and as reported on the Nasdaq SmallCap Market from November 23, 1998 to August 4, 1999) during the periods indicated. The OTC quotations reflect high and low bid information and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                      PRICE RANGE OF
                                                      --------------
                                                      COMMON STOCK
                                                      ------------
                                                       HIGH       LOW
                                                       ----       ---

YEAR ENDED DECEMBER 31, 2000:
First Quarter....................................      $4.1250   $1.9600
Second Quarter...................................       4.0625    2.1875
Third Quarter....................................       7.2500    2.1875
Fourth Quarter...................................       8.0000    2.1250

YEAR ENDED DECEMBER 31, 1999:
First Quarter....................................     $11.2500   $6.5625
Second Quarter...................................      12.3750    3.2500
Third Quarter (through August 4, 1999)...........       6.0625    2.6250
Third Quarter (from August 5, 1999)..............       3.0000    0.4844
Fourth Quarter...................................       3.4375    0.5469


     As of March 22, 2001, there were approximately 4,400 stockholders of record of our common stock.

     We have never declared or paid any cash dividends on our capital stock, although our Series A Preferred Stock accrued dividends from its issuance to its conversion. Additionally, although non-cumulative, each of our Series B, C, D, E and G Preferred Stock bears dividends at the rate of 7% of the stated value per annum. We currently intend to retain future earnings, if any, to finance the growth and development of our business and, therefore, do not anticipate paying any cash dividends in the future.

      During the quarter ended December 31, 2000, various holders of warrants issued in connection with the Company's Interim Loan Facility exercised their warrants for 2,305,312 shares of the Company's common stock. The issuances of these shares were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

ITEM 6.   SELECTED FINANCIAL DATA

     The selected statements of operations data for each of the years ended December 31, 1996, 1997, 1998, 1999, and 2000 and the selected balance sheet data for the periods then ended have been derived from our Consolidated Financial Statements audited by Arthur Andersen LLP, included elsewhere herein. The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our Consolidated Financial Statements and Notes thereto, included elsewhere in this Report.


                                                                               YEARS ENDED DECEMBER 31,
                                                                        --------------------------------------
                                                              1996      1997(1)    1998(2)     1999       2000(5)
                                                              ----      -------    -------     ----       -------
                                                                 (IN THOUSANDS, EXCEPT RATIO AND PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Revenues...............................................      $   --    $  2,776     $ 28,591  $  85,967    $ 9,795
Cost of services.......................................          --       2,605       21,187     57,438      8,479
                                                             ----------  ---------   --------  ----------  --------
Gross margin...........................................          --         171        7,404     28,529      1,316
Other operating expenses:
   Selling, general and administrative.................          270      2,723       39,147     62,020     22,677
   Depreciation and amortization.......................          --         818       11,069     25,396      4,323
   Asset impairment....................................          --         --         4,842     11,902        --
                                                             ----------  ---------   --------  ----------  --------
Operating loss.........................................         (270)    (3,370)     (47,654)   (70,789)   (25,684)
                                                             ----------  ---------   --------  ----------  --------
Other income (expense):
   Interest income (expense), net......................           10       (128)     (24,570)   (52,076)    12,094
   Gain on sale of assets.............................           --         --           --         --     346,195
   Other...............................................          --           6       (5,451)       --       2,626
                                                              ----------  ---------   --------  ----------  --------
Income (loss) before minority interest and income tax           (260)    (3,492)     (77,675)  (122,865)   335,231
provision.
Minority interest......................................          --         --           903      1,845        --
                                                             ----------  ---------   --------  ----------  --------
Income (loss) before income tax provision..............         (260)    (3,492)     (76,772)  (121,020)   335,231
Income tax provision...................................          --         --           --         --     (59,999)
                                                             ----------  ---------   --------  ----------  --------
Net income (loss)......................................      $  (260)  $ (3,492)    $(76,772) $(121,020)  $275,232

Basic net earnings (loss) per common share.............      $ (0.11)    $(0.26)    $  (4.47) $   (6.93)   $  9.03
                                                             ==========  =========   ========  ==========   =======
Diluted net earnings (loss) per common share...........      $ (0.11)  $  (0.26)    $  (4.47) $   (6.93)   $  4.85
                                                             ==========  =========   ========  ==========   =======
Weighted average common shares - basic.................        2,358     13,245       17,158     24,244     30,402
                                                             ==========  =========   ========  ==========   =======
Weighted average common shares - diluted...............        2,358     13,245       17,158     24,244     56,550
                                                             ==========  =========   ========  ==========   =======

OTHER OPERATING DATA:
EBITDA(3)..............................................      $  (270)  $ (2,552)   $(31,743)  $ (33,491)  $(20,685)
Net cash flows from operating activities                        (198)    (2,904)   (140,815)    (25,364)   (79,457)
Net cash flows from investing activities                      (1,300)      (701)     (2,939)    (21,428)   371,267
Net cash flows from financing activities                       3,035      2,231      149,867     43,357   (159,251)
Capital expenditures                                             --         771           85     21,428     61,903


                                                                                   AS OF DECEMBER 31,
                                                               1996       1997       1998        1999(4)  2000(4)(5)
                                                             -------   ---------  ---------- -----------  ----------
                                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents..............................      $  1,553     $ 179      $ 6,826    $1,149    $132,396
Working capital (deficit)..............................         2,787    (4,143)      29,445   (80,138)    125,665
Property and equipment, net............................          --       5,032          676       145      62,361
Net assets held for sale...............................          --         --       111,777   101,302       1,350
Total assets...........................................        2,889     13,197      158,464   104,288     231,917
Long-term obligations..................................          420      4,197       16,717     4,021          46
Stockholders' equity (deficit).........................        2,367      4,155       17,522   (83,482)    206,182

(1) Includes the financial results of Telenational Communications, Inc. and Wallace Wade, Inc. from June 20, 1997 and July 3, 1997, the respective dates of their acquisition.



(2) Includes the financial results of EnerTel and IIC from June 23, 1998 and August 1, 1998, the respective dates of their acquisition.
(3) EBITDA represents operating loss adjusted for depreciation, amortization, and asset impairment. EBITDA is provided because it is a measure commonly used in our industry. EBITDA is not a measurement of financial performance under GAAP and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity.
(4) The European operations and IIC were sold in January and February 2000, respectively. The TNC net assets are for sale. Accordingly, the related assets and liabilities have been collapsed and reflected as "Net Assets held for Sale" in the 1999 balance sheet. The TNC net assets remain reflected as "Net Assets held for Sale" in the 2000 balance sheet.
(5) Includes the financial results of VIS-able International AB and its affiliates from September 15, 2000, the date of its acquisition.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis should be read in conjunction with "Selected Financial Data," the Consolidated Financial Statements and Notes thereto, and the other financial data appearing elsewhere in this Report.

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


OVERVIEW

      Prior to the consummation of the sales transactions described in this report, the Company was a facilities-based global telecommunications carrier offering voice, data and other telecommunications services to carriers, ISPs, medium and large corporations and distributors and resellers. On November 11, 1999, in order to meet its obligations under the Interim Loan Facility, the Company entered into a series of definitive agreements with Energis for the sale of EnerTel. The sale was consummated on January 14, 2000 for $453.2 million, net of certain transaction expenses. The Company applied a portion of the net proceeds realized from the sale to repay existing debt, including debt incurred under the Interim Loan Facility, trade credit and other liabilities. Additionally, the Company completed the sale of IIC in February 2000.

      In the second quarter of 2000, the Company announced a new business strategy, focused on the delivery of Internet solutions to global companies doing business in the European marketplace. In addition to Web-enabled application solutions, the Company intends to provide a complete managed Web hosting service portfolio - including network management, colocation services, Internet connectivity, ASP support services, data backup, storage and disaster recovery - providing end-to-end service to corporations, as well as service providers, enabling them to completely outsource their Internet operations.

      The Company constructed a new Internet solutions SuperCentre in Dublin, Ireland, which became operational in early October and was designed to meet the specific needs of its various services. The SuperCentre, located in close proximity to redundant fiber routes from multiple providers, is expected to serve as the flagship to the Company's Internet Solution Centres, which the Company expects to locate in key European cities. Under an agreement with Global Crossings, brokered by the Irish government, Worldport has gained access to bandwidth on the trans-Atlantic and pan-European fiber optic networks, which connect Ireland with the U.S., the U.K., and the majority of major markets in Western Europe. The Company has successfully hired a new management team with extensive experience in the telecommunications, Web hosting, and Internet solutions markets to design, build and maintain the SuperCentre and manage operations and sales throughout Europe. The Company is also developing products and services to offer its customers and negotiating with various strategic partners for the marketing and selling of complementary products and services (although no assurances can be given as to any successful development of a product or service or the successful completion of any such negotiations).

      On September 15, 2000, the Company acquired all of the common stock of Sweden based VIS-able, pursuant to a Stock Purchase Agreement dated September 15, 2000, for approximately $17.7 million, net of liabilities assumed and including the payment of certain fees and expenses. The payment of $2.7 million of the purchase price was deferred for one year pending any claims against the representations and warranties made in the Stock Purchase Agreement. This amount is collateralized by a Letter of Credit which expires one year from the acquisition date. VIS-able is a leading professional services firm, specializing in complex systems development, consulting, WAP integration and Web hosting, with offices in Sweden, Belgium, the U.S. and the U.K. The VIS-able acquisition gives the Company access to more than 3,500 customers, a fully operational data center, and Internet consulting and application design and development expertise supported by 61 skilled professional employees.

      With the opening of the Dublin SuperCentre and the acquisition of VIS-able, the Company had approximately 195 employees located in five countries as of December 31, 2000.

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


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

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

      During the year ended December 31, 2000, the Company had net income of $275.2 million, compared to a net loss of $168.1 million during the same period in 1999. Included in the results of operations for the year ended December 31, 2000 are the results of EnerTel and IIC through their dates of sale (January 14, 2000 and February 29, 2000, respectively) and the results of VIS-able from its date of acquisition (September 15, 2000). Included in the losses incurred during the year ended December 31, 1999 are the operating results of EnerTel and IIC for a full year.

      Revenues for the year ended December 31, 2000 of $9.8 million included $8.5 million from EnerTel and IIC (through their dates of sale) and Telenational Communications, Inc. (an asset which is currently held for sale). The remaining $1.3 million in current year revenue was generated from Web hosting services and Internet professional services provided by the newly acquired VIS-able operations, since its date of acquisition, and the recently opened Dublin SuperCentre.

      Cost of sales for the year ended December 31, 2000 of $8.5 million included $5.3 million of costs from the sold and held-for-sale subsidiaries. Cost of sales for VIS-able and the Dublin SuperCentre was $3.2 million and was generated almost entirely in the fourth quarter. Included in cost of sales are salaries and benefits on direct labor employees, depreciation expense on revenue-generating assets and facility and bandwidth costs for the Web hosting operations.

      Operating expenses for the year ended December 31, 2000 of $27.0 million included $5.0 million of expenses for the sold and held-for-sale subsidiaries. The remaining $22.0 million in operating expenses primarily represented salaries, facility costs (for offices other than the data centers) and professional services associated with the execution of the new business plan. Also included in the $22.0 million was $1.1 million of amortization expense on goodwill from the acquisition of VIS-able since September 15, 2000. Goodwill is being amortizing over a five year period.

      Net interest income of $12.1 million represented $14.1 million of interest income on the Company's cash and cash equivalents, offset partially by $2.0 million of interest expense, primarily on warrants issued in connection with the Interim Loan Facility. The gain on sale of assets of $346.2 million primarily consists of a gain of $346.9 million upon the sale of EnerTel in January 2000. Other income of $2.6 million primarily represented foreign exchange gains and losses incurred by EnerTel prior to its sale.

      A tax provision of $60.0 million resulted from the taxable gain from the sale of EnerTel, offset partially by the realization of the Company's net operating loss carryforwards from previous years that had not been benefited for tax purposes. An $85.0 million tax provision was recorded in the first quarter of 2000 based on a preliminary estimate of the tax due on the sale of EnerTel. This estimate was reduced in the third quarter by $2.4 million primarily for the tax impact of a $6.0 million refund of the purchase price made to Energis in November 2000 upon resolution of certain sale contingencies. In the fourth quarter, the final calculation of the 2000 tax provision was completed, which resulted in a further reduction in the tax provision of $22.6 million.


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

     Revenues for the year ended December 31, 1999 were $86.0 million compared to $28.6 million for the year ended December 31, 1998. The increase in revenues was primarily attributed to the inclusion of the results of operations of EnerTel, acquired in June 1998 and the commencement of the Company's U.S. wholesale carrier operations during 1999. EnerTel's revenues were $60.7 million during the year ended December 31, 1999. The U.S. wholesale carrier operations, which the Company terminated in the third quarter of 1999, contributed revenues of $6.8 million during the year ended December 31, 1999. Also contributing to the increase over the prior year is the inclusion of IIC acquired in July 1998. This entity contributed approximately $6.9 million in total revenues during the year ended December 31, 1999. Results for the year ended December 31, 1999 also included revenue of $2.1 million from the sale of transmission capacity under an agreement between the Company and a telecommunication carrier.

     Gross margin for the year ended December 31, 1999 was $28.5 million compared to $7.4 million for the year ended December 31, 1998. The increase in gross margin was primarily due to the inclusion of the results of operations of EnerTel. The Company's primary costs of sales in 1999 were its cost of terminating switched minutes through third parties, as well as its cost of access circuits used to connect its customers in the Netherlands.

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

     In the year ended December 31, 1999, the Company recorded nonrecurring charges totaling approximately $11.9 million in connection with its decision to close and sell certain U.S. operations. Included in these nonrecurring charges are charges totaling approximately $10.9 million to write-down the Company's investment in TNC and IIC to their estimated net realizable value and an asset impairment charge of $1 million to reduce certain U.S. based telecommunications equipment to their estimated resale values. In 1998, we wrote off $4.8 million related to certain assets that were deemed to be impaired under SFAS 121 as a result of our shift in business focus during 1998. This write-off principally related to the write-down of certain switching and network equipment that we operated prior to the EnerTel acquisition and the write down of certain assets related to WWC, acquired in 1997, which is no longer part of our strategic plan.

     For the year ended December 31, 1999 interest expense (net) was $52.1 million compared to $24.6 million during the same period in 1998. The increase in interest expense was due primarily to the Interim Loan issued on June 23, 1998. Interest expense also included interest for the debt the Company assumed in connection with the EnerTel and IIC acquisitions, and the acquisition of switching equipment subject to capital lease. Other income (expense) for the year ended December 31, 1998 of $5.5 million primarily consisted of $4.4 million incurred in conjunction with unsuccessful financing activities and acquisitions.


LIQUIDITY AND CAPITAL RESOURCES

      The Company had working capital of $125.7 million and ($80.1) million, and cash of $132.4 million and $1.1 million, at December 31, 2000 and 1999, respectively. The EnerTel sale transaction contributed substantially all of the working capital increase to the Company in 2000, offset partially by current year capital expenditures, operating costs, and income tax payments.

     Operations used $79.5 million during the year ended December 31, 2000, due primarily to the payment of income taxes related to the taxable gain on the EnerTel sale transaction. The operating costs related to the execution of the Company's new business plan have been substantially funded by interest income on the Company's cash balance. Operations used $25.4 million during the year ended December 31, 1999 due primarily to the net loss excluding non-cash charges, offset by an increase in payables and accrued liabilities.

     Investing activities provided $371.3 million during the year ended December 31, 2000, primarily consisting of the proceeds from the EnerTel sale transaction of $453.2 million, offset by $61.9 million of capital expenditures associated with the buildout of the Company's SuperCentre in Ireland and $17.7 million for the acquisition of VIS-able. Investing activities used $21.4 million during the year ended December 31, 1999 and consisted entirely of capital spending.

     Financing activities used $159.3 million during the year ended December 31, 2000, and principally related to the repayment of the Interim Loan Facility and a related party note payable from the proceeds of the EnerTel sale transaction. Financing activities provided $43.4 million during the year ended December 31, 1999 and consisted primarily of proceeds from the issuance of Series C and Series E convertible preferred stock and the exercise of employee stock options, reduced by principal payments on capital leases and notes payable.

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


MARKET RISK

      Management believes that the Company's exposure to market rate fluctuations on its investments is nominal due to the short-term nature of those investments (less than 90 days).


RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement #133". SFAS No. 137 defers the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and transactions involving hedge accounting. The Company will adopt SFAS No. 133 on January 1, 2000, which will have no impact on the consolidated financial statements.



ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We believe that our exposure to market rate fluctuations on our investments is nominal due to the short-term nature of those investments (less than 90 days).

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial information is included in this Report:

Report of Independent Public Accountants..................................    26

Consolidated Balance Sheets--December 31, 2000 and 1999...................    27

Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999, and 1998.......................................    28

Consolidated Statements of Stockholders' Equity for the years
  ended December 31, 2000, 1999, and 1998.................................    29

Consolidated Statements of Comprehensive Income (Loss) for the
  years ended December 31, 2000, 1999, and 1998...........................    30

Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999, and 1998.......................................    31

Notes to Consolidated Financial Statements ...............................    32

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Worldport Communications, Inc.:

     We have audited the accompanying consolidated balance sheets of Worldport Communications, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Worldport Communications, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                   /s/   ARTHUR ANDERSEN LLP
                                                   --------------------------

                                                   ARTHUR ANDERSEN LLP

Chicago, Illinois
February 21, 2001


                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                      DECEMBER 31
                                                                                                      -----------
                                                                                                   2000      1999
                                                                                                   ----      ----
                                            ASSETS
                                            ------

CURRENT ASSETS:
  Cash and cash equivalents...................................................................   $132,396   $ 1,149
  Accounts receivable, net of allowance for doubtful accounts of $21 and $359, respectively...      1,220     1,126
  VAT receivable..............................................................................      8,092       --
  Other current assets........................................................................      8,296        34
  Net assets held for sale....................................................................      1,350   101,302
                                                                                                 --------   -------
    Total current assets......................................................................    151,354   103,611
                                                                                                 --------   -------
PROPERTY AND EQUIPMENT, net...................................................................     62,361       145
OTHER ASSETS:
  Goodwill, net of accumulated amortization of $1,060 and $0, respectively....................     17,114       --
  Other assets, net...........................................................................      1,088       532
                                                                                                 --------   -------
    TOTAL ASSETS..............................................................................   $231,917 $ 104,288
                                                                                                 ======== =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                        ----------------------------------------------

CURRENT LIABILITIES:
  Accounts payable............................................................................   $  7,779  $ 13,168
  Accrued expenses............................................................................      7,898     1,056
  Current portion of obligations under capital leases.........................................      3,812     2,932
  Other current liabilities...................................................................      6,200     6,071
  Notes payable to related party..............................................................        --     12,981
  Interim loan facility.......................................................................        --    147,541
                                                                                                 --------   -------
    Total current liabilities.................................................................     25,689   183,749
Long-term obligations under capital leases, net of current portion............................        --      4,021
Other long-term liabilities...................................................................         46       --
                                                                                                 --------   -------
    Total Liabilities.........................................................................     25,735   187,770
                                                                                                 --------   -------

STOCKHOLDERS' EQUITY (DEFICIT):
  Undesignated preferred stock, $0.0001 par value, 4,004,000 shares authorized, 0 shares
    issued and outstanding....................................................................        --        --
  Series A convertible preferred stock, $0.0001 par value, 750,000 shares authorized, 0 shares
    issued and outstanding in 2000 and 1999...................................................        --        --
  Series B convertible preferred stock, $0.0001 par value, 3,000,000 shares authorized,
    965,642 shares issued and outstanding in 2000 and 1999....................................        --        --
  Series C convertible preferred stock, $0.0001 par value, 1,450,000 shares authorized,
    1,416,030 shares issued and outstanding in 2000 and 1999..................................        --        --
  Series D convertible preferred stock, $.0001 par value, 650,000 shares authorized, 316,921
    shares issued and outstanding in 2000 and 1999............................................        --        --
  Series E convertible preferred stock, $.0001 par value, 145,000 shares authorized, 141,603
    issued and outstanding in 2000 and 1999...................................................        --        --
  Series G convertible preferred stock, $.0001 par value, 1,000 shares authorized, 1,000 and 0
    shares issued and  outstanding in 2000 and 1999, respectively.............................        --        --
  Common stock, $0.0001 par value, 200,000,000 and 65,000,000 shares authorized in 2000 and
    1999, respectively; 33,950,352 and 28,210,280 shares issued and outstanding in 2000 and
    1999, respectively........................................................................          3         3
  Warrants....................................................................................      2,611    23,398
  Additional paid-in capital..................................................................    175,739   149,824
  Accumulated other comprehensive income (loss)...............................................      2,050    (7,942)
  Retained earnings (deficit).................................................................     25,779  (248,765)
                                                                                                 --------   -------
    Total stockholders' equity (deficit)......................................................    206,182   (83,482)
                                                                                                 --------   -------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)......................................   $231,917  $104,288
                                                                                                 ========= ========

 The accompanying notes are an integral part of these consolidated financial statements.




                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                        -----------------------
                                                                                     2000          1999        1998
                                                                                     ----          ----        ----
REVENUES....................................................................        $ 9,795     $ 85,967    $ 28,591
COST OF SERVICES............................................................          8,479       57,438      21,187
                                                                                    -------     --------    --------
     Gross margin...........................................................          1,316       28,529       7,404
                                                                                    -------     --------    --------

OPERATING EXPENSES:
     Selling, general and administrative expenses...........................         22,677       62,020      39,147
     Depreciation and amortization..........................................          4,323       25,396      11,069
     Asset impairment.......................................................             --       11,902       4,842
                                                                                    -------     --------    --------
          Operating loss....................................................        (25,684)     (70,789)    (47,654)
                                                                                    -------     --------    --------

OTHER INCOME (EXPENSE):
       Interest income......................................................         14,112          398         266
        Interest expense....................................................         (2,018)     (52,474)    (24,836)
        Gain on sale of assets..............................................        346,195           --         --
     Other income (expense).................................................          2,626           --      (5,451)
                                                                                    -------     --------    --------
                                                                                    360,915      (52,076)    (30,021)
                                                                                    -------     --------    --------
INCOME (LOSS) BEFORE MINORITY INTEREST AND
     INCOME TAXES...........................................................        335,231     (122,865)    (77,675)
MINORITY INTEREST...........................................................            --         1,845         903
                                                                                    -------     --------    --------

INCOME (LOSS) BEFORE INCOME TAXES...........................................        335,231     (121,020)    (76,772)
INCOME TAX PROVISION........................................................        (59,999)         --           --
                                                                                    -------     --------    --------

NET INCOME (LOSS)...........................................................        275,232     (121,020)    (76,772)

PREFERRED STOCK BENEFICIAL CONVERSION.......................                           (688)     (47,085)        --
                                                                                    -------     --------    --------
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS                                 $274,544    $(168,105)   $(76,772)
                                                                                   =========   ==========   =========

NET EARNINGS (LOSS) PER SHARE:
   BASIC....................................................                       $   9.03      $ (6.93)    $ (4.47)
                                                                                   =========   ==========   =========
   DILUTED..................................................                       $   4.85      $ (6.93)    $ (4.47)
                                                                                   =========   ==========   =========

SHARES USED IN NET EARNINGS (LOSS) PER SHARE CALCULATION:
    BASIC...................................................                         30,402       24,244      17,158
     CONVERTIBLE PREFERRED STOCK............................                         21,513          --          --
     WARRANTS...............................................                          3,815          --          --
        OPTIONS.............................................                            820          --          --
                                                                                    -------     --------    --------
    DILUTED.................................................                         56,550       24,244      17,158
                                                                                   =========   ==========   =========




              The accompanying notes are an integral part of these consolidated financial statements.




                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                                                    ACCUMULATED
                                                                          ADDITIONAL    UNEARNED       OTHER      RETAINED
                                               REFERRED  COMMON            PAID-IN-   COMPENSATION COMPREHENSIVE  EARNINGS
                                                STOCK    STOCK   WARRANTS  CAPITAL      EXPENSE    INCOME (LOSS)  (DEFICIT)    TOTAL
                                                -----    -----   --------- --------     --------    ------------  ---------   ------

Balance, December 31, 1997.....................  $ --     $  2    $ --     $ 7,953      $  --        $  --      $  (3,800)  $ 4,155
Issuance of Series B Preferred Stock...........    --      --       --      14,702         --           --            --     14,702
Issuance of common stock in connection with        --      --       --       8,162         --           --            --      8,162
acquisitions...................................
Sale of common stock...........................    --      --       --         900         --           --            --        900
Exercise of stock options......................    --      --       --         188         --           --            --        188
Issuance of Series C Preferred Stock...........    --      --       --      40,000         --           --            --     40,000
Conversion of payables to equity...............    --      --       --       2,652         --           --            --      2,652
Issuance of warrants...........................    --      --    28,263        --          --           --            --     28,263
Cumulative translation adjustment..............    --      --       --         --          --        (6,747)          --     (6,747)
Issuance of stock and options under                --      --       --       2,857        (750)         --            --      2,107
compensation agreements........................
Dividend on Series A Preferred Stock...........    --      --       --         --          --           --            (88)      (88)
Net loss.......................................    --      --       --         --          --           --        (76,772)  (76,772)
                                                 ----   -----   -------  ---------       ----       -------    ----------  --------
Balance, December 31, 1998.....................  $ --    $   2  $28,263   $ 77,414     $  (750)    $ (6,747)    $ (80,660)  $17,522
Conversion of Series A and B Preferred Stock...    --        1      --          (1)        --           --            --        --
Issuance of Series C Preferred Stock...........    --      --       --      10,000         --           --            --     10,000
Issuance of Series D Preferred Stock...........    --      --       --       1,030         --           --            --      1,030
Issuance of Series E Preferred Stock...........    --      --       --       5,000         --           --            --      5,000
Issuance of warrants...........................    --      --     3,602        --          --           --            --      3,602
Exercise of warrants...........................    --      --    (8,467)     8,467         --           --            --        --
Exercise of stock options......................    --      --       --       1,945         --           --            --      1,945
Settlement of escrowed shares in conjunction
with acquisitions.............................     --      --       --        (366)        --           --            --       (366)
Preferred Stock beneficial conversion features.    --      --       --      47,085         --           --        (47,085)      --
Cumulative translation adjustment..............    --      --       --         --          --        (1,195)          --     (1,195)
Amortization of compensation expense...........    --      --       --        (750)        750          --            --        --
Net loss.......................................    --      --       --         --          --            --      (121,020) (121,020)
                                                 ----   -----   -------  ---------       ----       -------    ----------  --------
Balance, December 31, 1999.....................  $ --    $   3  $23,398  $ 149,824       $ --      $ (7,942)    $(248,765) $(83,482)
Issuance of Series G Preferred Stock...........    --      --       --       2,000         --           --         --         2,000
Issuance of warrants...........................    --      --     1,229        --          --           --         --         1,229
Exercise of warrants...........................    --      --   (22,016)    22,016         --           --         --           --
Exercise of stock options......................    --      --       --         489         --           --         --           489
Issuance of common stock.......................    --      --       --         340         --           --         --           340
Preferred Stock beneficial conversion features.    --      --       --         688         --           --           (688)      --
Amortization of compensation expense...........    --      --       --         120         --           --         --           120
Tax benefit from stock option exercises........    --      --       --         262         --           --         --           262
Cumulative translation adjustment..............    --      --       --         --          --         9,992        --         9,992
Net income.....................................                                 --         --           --        275,232   275,232
                                                 ----   -----   -------  ---------       ----       -------    ----------  --------
Balance, December 31, 2000.....................  $ --   $   3   $ 2,611  $ 175,739       $ --       $ 2,050    $   25,779  $206,182
                                                 ====   =====   =======  =========       ====       =======    ==========  ========

              The accompanying notes are an integral part of these consolidated financial statements.


                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)


                                                     YEAR ENDED DECEMBER 31,
                                                     -----------------------
                                                   2000       1999        1998
                                                   ----       ----        ----
Net income (loss)..............................  $275,232  $(121,020)  $(76,772)
Other comprehensive income:
     Foreign currency translation adjustments..     9,992     (1,195)    (6,747)
Comprehensive income (loss)....................  $285,224  $(122,215)  $(83,519)
                                                 ========  =========   ========



        The accompanying notes are an integral part of these consolidated financial statements.


                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                        -----------------------
                                                                                       2000     1999      1998
                                                                                       ----     ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).............................................................    $275,232 $(121,020) $ (76,772)
  Adjustments to reconcile net income (loss) to net cash flows from operating activities:
    Depreciation and amortization...............................................       3,961    25,396     11,069
    Amortization of goodwill....................................................       1,038      --        --
        Gain on sale of assets..................................................    (346,195)     --        --
    Asset impairment............................................................         --     11,902      4,842
    Non-cash interest expense...................................................       1,229    40,165     23,052
    Non-cash compensation expense...............................................         120       385      2,107
    Minority interest...........................................................         --     (1,845)      (903)
    Other ......................................................................         --     (1,428)      (962)
    Change in accounts receivable, net..........................................         650    (1,126)      --
    Change in VAT receivable....................................................      (7,721)     --         --
    Change in other current assets..............................................      (4,452)      688       (722)
    Change in accounts payable, accrued expenses and other liabilities..........      (3,319)   11,044      9,251
    Change in net assets held for sale..........................................          --    10,475   (111,777)
                                                                                    -------- ---------  ---------
        Net cash flows from operating activities................................     (79,457)  (25,364)  (140,815)
                                                                                    -------- ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..........................................................     (61,903)  (21,428)       (85)
    Sale of assets..............................................................     453,243      --        --
    Purchase of subsidiaries....................................................     (17,735)     --        --
    Purchase of real estate held for sale.......................................      (2,338)     --        --
  Deposits paid in conjunction with new business alliances......................        --        --       (2,854)
                                                                                    -------- ---------  ---------
        Net cash flows from investing activities................................     371,267   (21,428)    (2,939)
                                                                                    -------- ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of Interim Loan Facility..........................................    (147,541)     --        --
    Proceeds from Interim Loan Facility.........................................         --       --      114,700
    Repayment on note payable - related party...................................     (10,981)     --        --
  Principal payments on obligations under capital leases........................      (1,218)   (8,088)    (1,123)
  Exercise of stock options and warrants........................................         489     1,945        188
  Proceeds from issuance of preferred stock, net of offering expenses...........         --     47,500     20,966
  Proceeds from issuance of common stock, net of offering expenses..............         --       --          900
  Proceeds from shareholder loan................................................         --      2,000     12,028
  Proceeds from short-term borrowings...........................................         --       --        4,528
  Principal payments on short-term debt.........................................         --       --       (4,528)
  Principal payments on notes payable--related parties..........................         --       --         (540)
  Sale of minority interest.....................................................         --       --        2,748
                                                                                    -------- ---------  ---------
        Net cash flows from financing activities................................    (159,251)   43,357    149,867
                                                                                    -------- ---------  ---------

Effect of exchange rate on cash and cash equivalents............................      (1,312)   (2,242)       534

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............................     131,247    (5,677)     6,647
                                                                                    -------- ---------  ---------
CASH AND CASH EQUIVALENTS, beginning of period..................................       1,149     6,826        179
                                                                                    -------- ---------  ---------

CASH AND CASH EQUIVALENTS, end of period........................................   $ 132,396  $  1,149   $  6,826
                                                                                   ========== ========  =========



SUPPLEMENTAL CASH FLOW INFORMATION - See Note 3



 The accompanying notes are an integral part of these consolidated financial statements.


                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)


(1)   ORGANIZATION

     Worldport Communications, Inc., a Delaware corporation (together with its subsidiaries, the "Company"), is pursuing a plan to become the European leader of Internet solutions. Until consummation of the sale transactions described in
Note 4, the Company was a facilities-based global telecommunications carrier offering voice, data and other telecommunications services to carriers, Internet service providers ("ISPs"), medium and large corporations and distributors and resellers.


(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.


Use of Estimates

     The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). Financial statements prepared in accordance with GAAP require the use of management estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Revenue Recognition

     The Company recognizes revenues as services are provided. Payments received in advance are recorded as deferred revenues until such related services are provided.


Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand and all liquid investments with an original maturity of three months or less when purchased.


Accounts Receivable

         Accounts receivable includes unbilled amounts of $0.3 million at December 31, 2000. This amount represents hours incurred by VIS-able employees on consulting engagements that have not yet been invoiced to customers. The timing of invoicing is dependent on the contractual arrangements made with the respective customers.

Property and Equipment

     Property and equipment is carried at cost less writedowns for impairments where necessary. Expenditures for additions, improvements and renewals, which add significant value to the asset or extend the life of the asset, are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. The Company provides for depreciation of property and equipment using the straight-line method based on the estimated useful lives of the assets as follows:

                 Leasehold improvements               10  - 25 years
                 Computer software                     2  -  3 years
                 Computer hardware                     2  -  3 years
                 Bandwidth capacity                         25 years
                 Office equipment & furniture          5  - 10 years

     Leasehold improvements and equipment recorded under capital leases are amortized using the straight-line method over the shorter of the respective lease term or the estimated useful life of the asset.

     Depreciation expense on revenue-generating assets is recorded as a component of cost of sales. Depreciation expense on all other fixed assets is recorded as a component of operating expenses.


Intangible Assets

Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets and is being amortized on a straight-line basis over five years (see Note 5).


Asset Impairment

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company periodically reviews its long-lived assets to determine if they have been other than temporarily impaired. See Note 4 for discussion of writedown of certain long-term assets in 1999. Following this writedown, management believes its long-lived assets are appropriately valued in the accompanying financial statements.


Financial Instruments

     The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, other receivables, accounts payable, notes payable and capital lease obligations approximate their fair market values.


Concentration of Credit Risk

     The Company was subject to significant concentrations of credit risk in 1998 and 1999, which consisted primarily of trade accounts receivable. In 1998 and 1999, the Company sold a significant portion of its services to other carriers and resellers and, consequently, maintained significant receivable balances with certain customers. For the year ended December 31, 1999, three customers accounted for 71% of total company revenues. For the year ended December 31, 1998, one customers accounted for 15% of total company revenues.

Income Taxes

      The Company uses the asset and liability method of accounting for income taxes prescribed in SFAS No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using statutory or enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be recovered.


Earnings (Loss) per Share

      The Company has applied the provisions of SFAS No. 128, "Earnings Per Share", which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings per share includes the effect of dilutive common stock equivalents. The treasury stock method was used to calculate the weighted average shares outstanding for warrants and options in 2000. For 1999 and 1998, basic and diluted loss per share are the same because all dilutive securities had an antidilutive effect on loss per share.


Accounting for Stock-Based Compensation

     SFAS No. 123 , "Accounting for Stock-Based Compensation," allows the Company to adopt either of two methods for accounting for stock options. The Company has elected to account for its stock-based compensation plans under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" . In accordance with SFAS No. 123, certain pro forma disclosures are provided in Note 11.


Foreign Currency

     The assets and liabilities of non-U.S. subsidiaries are translated at year-end rates of exchange, and income statement items are translated at the average rates prevailing during the year. The resulting translation adjustment is recorded as a component of stockholders' equity. Exchange gains and losses on intercompany balances of a long-term investment nature are also recorded as a component of stockholders' equity. All other exchange gains and losses are recorded in income on a current basis.

     The Company currently uses derivative instruments to hedge its foreign currency exposure only on a limited basis under short-term transaction-based cash flow hedges. Accordingly, the Company is not subject to any additional significant foreign currency market risk other than normal fluctuations in exchange rates. At December 31, 2000, there were no foreign currency hedge contracts outstanding.


New Accounting Pronouncements

      In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137 , "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement #133". SFAS No. 137 defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and transactions involving hedge accounting. The Company will adopt SFAS No. 133 on January 1, 2001, which will have no impact on the consolidated financial statements.

Certain Reclassifications

     Certain reclassifications have been made to amounts previously reported to conform to current period presentation.


(3)   SUPPLEMENTAL CASH FLOW INFORMATION

      Non-cash investing and financing information is as follows:


                                                                                         YEAR ENDED DECEMBER 31,
                                                                                         -----------------------
                                                                                       2000       1999     1998
                                                                                       ----       ----     ----

Exercise of warrants for common stock...........................................     $22,016     $8,467     $ --
Deferral of VIS-able purchase price collateralized by letter of credit..........      $2,700      $ --      $ --
Conversion of related party note payable to 1,000 shares of Series G Preferred
  Stock.........................................................................      $2,000      $ --      $ --
Issuance of warrants in connection with Interim Loan Facility...................      $1,229     $3,602   $28,263
Acquisition of property and equipment under capital lease.......................       $ --     $39,241    $8,403
Conversion of obligation for 316,921 shares of Series D Preferred Stock.........       $ --      $1,030     $ --
Stock issued under subscription receivable......................................       $ --       $ --    $32,500
Stock issued for acquisitions...................................................       $ --       $ --     $8,162
Non-cash settlement of MBCP fee with the Company................................       $ --       $ --     $2,652
Conversion of related party note payable for 230,627 shares of Series B Preferred
  Stock.........................................................................       $ --       $ --     $1,236


      Cash paid for interest in 2000, 1999 and 1998 was approximately $0.8 million, $2.6 million and $0.8 million, respectively. Cash paid for income taxes was approximately $59.9 million in 2000. No cash was paid in 1999 and 1998 for income taxes.


(4)   DISPOSITIONS

     In August 1999, the Company announced that it was closing its U.S. carrier operations and initiated the process of disposing of certain assets and subsidiaries.

     On November 11, 1999, the Company entered into a series of definitive agreements with Energis Plc for the sale of its 85% shareholding in Worldport Communications Europe Holdings, B.V., the parent of EnerTel N.V., and associated assets ("EnerTel"). The sale was consummated on January 14, 2000 for $459.4 million, net of certain transaction expenses. The Company recorded a gain of approximately $353.1 million in the first quarter of 2000. In the third quarter of 2000, the net proceeds and gain decreased to $453.1 million and $346.9 million, respectively, primarily as a result of a $6.0 million refund of the purchase price made to Energis in November 2000 upon resolution of certain sale contingencies.

     On February 29, 2000, the Company sold International Interconnect, Inc. ("IIC") for $0.3 million, a portion of which was in the form of a note. The Company is currently considering the sale of Telenational Communications, Inc. ("TNC"), but to date does not have a definitive sale arrangement.

     During 1999, the Company took an asset impairment charge of approximately $4.8 million, $6.1 million and $1.0 million in connection with the proposed sales of TNC, IIC and other U.S. based assets, respectively, to write the net investments down to their anticipated net realizable value. Additionally, the balance sheet accounts of EnerTel, TNC and IIC were collapsed in the Company's December 31, 1999 financial statements, and are reflected as net assets held for sale. TNC remains as a net asset held for sale as of December 31, 2000. The following table summarizes the components of net assets held for sale at December 31, 2000 and 1999:

                                             2000       1999
                                             ----       ----
      TNC...............................    $1,350     $ 1,350
      IIC...............................        --         330
      Other U.S. based assets...........        --       2,973
      EnerTel...........................        --      96,649
                                            -------   --------
      Net assets held for sale..........    $1,350    $101,302
                                            =======   ========

     If these sales had taken place on January 1, 1999, the Company would have had no material operating results. Accordingly, separate pro-forma results are not presented.


(5)   ACQUISITION

     On September 15, 2000, the Company acquired all of the common stock of Sweden-based VIS-able International AB and its affiliates ("VIS-able"), pursuant to a Stock Purchase Agreement dated September 15, 2000, for approximately $17.7 million, net of liabilities assumed and including the payment of certain fees and expenses. The payment of $2.7 million of the purchase price was deferred for one year pending any claims against the representations and warranties made in the Stock Purchase Agreement. This amount is recorded on the Company's balance sheet in Accrued Expenses and is collateralized by a Letter of Credit, which expires one year from the acquisition date.

     The acquisition was recorded under the purchase method of accounting, and accordingly, the results of operations of VIS-able have been included in the consolidated financial statements since the date of acquisition. The purchase price has been preliminarily allocated to assets acquired and liabilities assumed based on their fair market value at the date of the acquisition as summarized below:

                   Current assets                      $754
                   Long-term assets                     387
                   Goodwill                          17,792
                   Current liabilities              (1,079)
                   Long-term liabilities              (119)
                                                    -------
                   Purchase price                   $17,735
                                                    =======

     Goodwill of approximately $17.8 million represents the excess of the cost of the acquired businesses over the fair market value of their identifiable net assets and is being amortized on a straight-line basis over five years.


(6)   FIXED ASSETS

     The Company's fixed assets as of December 31, 2000 and 1999 consists of the following:


                                                        2000         1999
                                                        ----         ----
     Leasehold improvements.........................   $41,096     $  --
     Computer software..............................    10,740        --
     Computer hardware..............................     6,937       132
     Bandwidth capacity.............................     4,860        --
     Office equipment & furniture...................     1,337        34
                                                      --------     -----
                                                        64,970       166
        Accumulated depreciation....................    (2,609)      (21)
                                                      --------     -----
          Net fixed assets..........................  $ 62,361     $ 145
                                                      ========     =====

     Depreciation expense was approximately $3.3 million ($0.7 million of which was recorded as cost of sales), $20.5 million, and $7.1 million for the years ended December 31, 2000, 1999, and 1998, respectively.

 (7)   ACCRUED EXPENSES

     The Company's accrued expenses as of December 31, 2000 and 1999 consists of the following:


                                                                 2000      1999
                                                                 ----      ----
     Taxes payable..........................................   $ 2,862   $   --
     VIS-able purchase price deferral (see Note 5)..........     2,700       --
     Payroll and benefits...................................     1,275       431
     Other   ...............................................     1,061       625
          Total accrued expenses............................   $ 7,898   $ 1,056
                                                               =======   =======


(8)   DEBT

     The Company's debt as of December 31, 2000 and 1999 consists of the following:


                                                                                           2000       1999
                                                                                           ----       ----
     Interim Loan Facility, due November 18, 1999, secured, variable interest
        rate, net of unamortized discounts of $0 and $17,075, respectively...........      $--     $147,541
     EnerTel Minority Shareholder loan, due ten years after the repayment of the
        Interim Loan, variable interest rate.........................................       --       10,981
     Related party loan, due February 28, 2000, unsecured, 14% interest rate.........       --        2,000
          Total - current............................................................      $--     $160,522
                                                                                           =====   ========

     The Company entered into a $120 million Interim Loan facility with a consortium of lenders effective June 23, 1998, the terms of which also included the issuance of warrants. The Company repaid the Interim Loan Facility including interest ($147.8 million) with proceeds from the sale of its European operations in January 2000. The Interim Loan Facility holders, in aggregate, received warrants exercisable for 6,643,519 shares of Common Stock at a price per share of $0.01. These warrants were valued at an aggregate of approximately $33.1 million. At December 31, 2000, 679,451 warrants remained outstanding.

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

     In December 1999, the Company entered into a loan agreement with a related party in the principal amount of $2 million bearing interest at 14%. The note was unsecured and matured on January 14, 2000. The note was convertible at the option of the holder into shares of Preferred Stock at $2.00 per share. On February 9, 2000, the note holder elected to convert the $2.0 million outstanding note into 1,000 shares of Series G Preferred Stock. Negotiations were finalized and the preferred shares were issued in August 2000.


(9)   COMMITMENTS AND CONTINGENCIES

     In December 2000, the Company entered into an agreement with EMC Computer Systems Ltd, an enterprise storage system provider, to purchase a storage infrastructure system for 8.8 million Euros (approximately $8.3 million at December 31, 2000) plus VAT. The purchase price is payable upon acceptance by the Company that the equipment was appropriately installed and is in good working order. This agreement permits, at the sole option of the Company, either the purchase or lease of this equipment. The Company is currently evaluating various financing options for this purchase.

     In July 2000, the Company entered into an agreement with Global Crossings, a telecommunications carrier, to purchase 12 STM-1 circuits over a period of two years for a total purchase price of 6.3 million Euros (approximately $5.9 million at December 31, 2000). This agreement provides the Company with a 25-year indefeasible right of use of these circuits. Under this agreement, the Company has acquired bandwidth on major trans-Atlantic and pan-European fiber optic networks, which connect Ireland with the U.S., the U.K., and most of the leading markets in Western Europe. Six of these circuits have already been delivered as of December 31, 2000, with the remaining six to be delivered during 2001 and 2002.

     In February 1999, the Company entered into an agreement with a telecommunications carrier to sell transmission capacity throughout various points of presence in Europe for approximately $8 million, payable upon acceptance of the circuits by the carrier. The contract provides the purchaser with an indefeasible right of use of this capacity for a period of 20 years. The Company has entered into a separate agreement with a European telecommunications company which gives the Company the right to purchase capacity through these points of presence. This contract provides for indefeasible rights of use for a period of 10 years. The Company is pursuing means to satisfy the capacity commitment to the Company's customer for the remaining 10 years of that contract. During the second quarter of 1999, the Company recorded revenue under the contract of $2.1 million and costs, including an estimate of future costs for years 11-20 based on an independent third party's estimate, of $2.5 million. This represents management's best estimate of the present value of such future costs to provide these services. Management will monitor this estimate and adjust it as necessary when, and if, additional information is available. The initial transaction under the contract was negotiated in anticipation of future profitable revenues from the customer. The Company is currently negotiating with both parties to restructure a portion of this contract. The effects of this restructuring are not expected to have a material impact on the financial statements.


Leases

     The Company and its subsidiaries lease office and network facilities under various noncancelable operating and capital lease agreements. Future minimum commitments under operating leases as of December 31, 2000 are as follows:


     YEAR ENDING DECEMBER 31
     -----------------------
     2001.......................................................      $ 2,228
     2002.......................................................        1,976
     2003.......................................................        1,634
     2004.......................................................        1,266
     2005.......................................................        1,232
     Thereafter.................................................       20,190
                                                                     --------
     Future minimum lease payments..............................     $ 28,526
                                                                     ========

     The Company intends to dispose of all of its capital leases during 2001. Accordingly, the $3.8 million capital lease liability at December 31, 2000 represents an estimate for the total costs of disposition and is categorized as current in the accompanying consolidated balance sheets.

     Total rental expense for operating leases for the years ended December 31, 2000, 1999, and 1998 was approximately $1.0 million, $2.3 million, and $1.3 million, respectively.


Legal

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

      The Company is a defendant in litigation filed in the District Court of The Hague, The Netherlands. The case, filed in February 1999 by Mr. Bahman Zolfagharpour, alleges that the Company breached agreements with Mr. Zolfagharpour in connection with its purchase of MathComp B.V. from Mr. Zolfagharpour. The litigation seeks damages in an amount exceeding $20 million and the award of 2,350,000 shares of the Company's common stock to Mr. Zolfagharpour. Although the Company believes that the litigation is wholly without merit, settlement negotiations are currently being considered, the outcome of which is not expected to have a material adverse effect on the consolidated financial position or results of operations of the Company.

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


(10)   STOCKHOLDERS' EQUITY

COMMON STOCK

     In July 2000, the Company's stockholders approved an increase in the number of authorized shares of the Company's common stock ($0.0001 par value per share) from 65,000,000 to 200,000,000.

     During 2000, 5,301,063 and 339,009 shares of common stock were issued upon exercise of warrants and options, respectively. Additionally in August 2000, the Company issued 100,000 shares of common stock to a third party in lieu of payment for legal services. At December 31, 2000, 33,950,352 shares of common stock were issued and outstanding.


PREFERRED STOCK

     The Company is authorized to issue 10,000,000 shares of Preferred Stock, $.0001 par value per share.

Series A Preferred Stock

     The Company has designated 750,000 shares of its preferred stock to be Series A Convertible Preferred Stock ("Series A") with a par value of $0.0001 and a stated value of $2.25. In 1999, all holders of Series A Preferred Stock converted their shares into shares of the Company's common stock in accordance with the terms of the Series A Preferred Stock agreement.


Series B Preferred Stock Offering

     The Company has designated 3,000,000 shares of its preferred stock to be Series B Convertible Preferred Stock ("Series B") with a par value of $0.0001 and a stated value of $5.36. The Series B is non-cumulative and bears dividends at the rate of 7% per annum, payable in cash or shares of the Company's common stock at the option of the Company. The Series B is convertible at any time, at the option of the holder, and will be mandatorily converted upon the occurrence of certain events, at a rate of 4 shares of common stock for each share of preferred stock. Holders of Series B have voting rights equal to 40 votes per share on all matters submitted to a vote of the stockholders of the Company.

     In 1999, various holders of Series B Preferred Stock converted their shares into 7,863,884 shares of the Company's common stock in accordance with the terms of the Series B Preferred Stock agreement. At December 31, 2000, 965,642 shares of Series B were outstanding.


Series C Preferred Stock

     The Company has designated 1,450,000 shares of its preferred stock to be Series C Convertible Preferred Stock ("Series C") with a par value of $0.0001 per share and a stated value of $35.31 per share. The Series C is non-cumulative and bears dividends at the rate of 7% per annum, payable in cash or shares of the Company's common stock at the option of the Company. The Series C is convertible at any time, at the option of the holder, and will be mandatorily converted upon the occurrence of certain events, into 10.865 shares of the Company's common stock for each share of Series C stock. Holders of Series C have voting rights equal to 40 votes per share on all matters submitted to a vote of the stockholders of the Company. At December 31, 2000, 1,416,030 shares of Series C were outstanding.

     As a holder of the Series C, the investor is entitled to vote on all matters submitted to a vote of the stockholders of the Company, voting together with the holders of common stock as a single class. In addition to the votes that the investor obtained through its stock purchase, the investor has also obtained certain additional rights. Those rights include, with respect to the common stock issued upon conversion or exercise of the Series C, certain demand and piggyback registration rights.

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

     Additionally, in connection with the investor's purchase of Series C, on December 31, 1998, the investor, the Company, and its Chairman and Chief Executive Officer, its Chief Financial Officer, the remaining Maroon Bells Capital Partners, Inc. ("MBCP") stockholder, and MBCP (collectively, the "Stockholders") also entered into a Shareholder Agreement. Pursuant to the Shareholder Agreement, the Stockholders (i) agreed not to vote certain of their shares of capital stock of the Company in favor of certain financing proposals or other items without the investor's consent and (ii) granted to the investor a proxy with respect to such capital stock for the investor's use in limited matters. Pursuant to the Shareholder Agreement, the investor and the Stockholders have also agreed to certain restrictions on the transfer of certain of their shares of the Company's capital stock.


Series D Preferred Stock

     The Company has designated 650,000 shares of its preferred stock to be Series D Convertible Preferred Stock ("Series D") with a par value of $0.0001 per share and a stated value of $3.25 per share. The Series D is non-cumulative and bears dividends at the rate of 7% per annum, payable in cash or shares of the Company's common stock at the option of the Company. The Series D is convertible at any time, at the option of the holder, and will be mandatorily converted upon the occurrence of certain events, at a rate of one share of common stock for each share of preferred stock. At December 31, 2000, 316,921 shares of Series D were outstanding.


Series E Preferred Stock

     The Company has designated 145,000 shares of its preferred stock to be Series E Convertible Preferred Stock ("Series E") with a par value of $0.0001 per share and a stated value of $35.31 per share. The Series E is non-cumulative and bears dividends at the rate of 7% per annum, payable in cash or shares of the Company's common stock at the option of the Company. On July 15, 1999, The Heico Companies, LLC ("Heico") purchased 141,603 shares of Series E for an aggregate purchase price of $5.0 million. In connection with this investment, the Company granted Heico a three-year option to purchase 424,809 shares of Series F Convertible Preferred Stock ("Series F") for an aggregate purchase price of $15.0 million. The Series F would have terms and rights similar to the Series E. At Heico's option, it may convert its shares of Series E into common stock at a conversion price of $3.25 per share of common stock. If the Series F option is exercised, these shares of preferred stock may be converted into common stock at a conversion price of $4.00 per share of common stock. At December 31, 2000, 141,603 shares of Series E were outstanding.


Series G Preferred Stock

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

     On February 9, 2000, Heico elected to convert their $2.0 million outstanding note into 1,000 shares of Series G. Negotiations were finalized and the preferred shares were issued in August 2000.


     Certain of the Company's preferred stock issuances have conversion privileges which constitute beneficial conversion features under the provisions of Emerging Issues Task Force No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF 98-5"). To reflect the value of such conversion features under EITF 98-5, the Company recorded a $0.7 million and $47.1 million charge to retained earnings (deficit) and an equal and offsetting credit to additional paid in capital in 2000 and 1999, respectively. This charge is also included as a decrease/increase in net income/(loss) attributable to common shareholders in the net earnings (loss) per share calculation.

(11)   LONG-TERM STOCK INCENTIVE PLANS

     The Company adopted an incentive stock option plan for employees and consultants in September 1996. The Company has reserved 7,500,000 shares of common stock for issuance pursuant to the plan. Options vest over a period ranging from one to three years and have a term of ten years. Options granted to consultants are valued using the Black-Scholes model and are recorded as compensation expense over the period of service to which they relate. Such amounts were not material for any of the periods presented.

     The Company adopted a new long-term stock incentive plan for employees in July 2000. The Company has reserved 15,000,000 shares of common stock for issuance pursuant to the plan. Options are awarded at the fair market value on the date of grant. Options vest over a period ranging from three to four years and have a term of ten years.

     A summary of the status of the Company's stock option plans at December 31, 2000 is as follows (in thousands, except share price data):


                                                                     1996 OPTION PLAN      2000 OPTION PLAN
                                                                     ----------------      ----------------
                                                                              WEIGHTED              WEIGHTED
                                                                              AVERAGE                AVERAGE
                                                                    SHARES     PRICE       SHARES     PRICE
                                                                    ------     -----       ------     -----
       Outstanding at December 31, 1997............                      925      $1.27
       Granted                                                         5,216      $7.53
       Exercised...................................                      (92)     $2.06
       Forfeited...................................                     (298)     $1.81
                                                                       -----
       Outstanding at December 31, 1998............                    5,751      $6.91
                                                                      ------
       Granted                                                         1,829      $7.76
       Exercised...................................                     (914)     $2.17
       Forfeited...................................                   (2,310)     $7.51
                                                                      ------
       Outstanding at December 31, 1999............                    4,356      $7.95          --       --
       Granted                                                            --        --        5,590     $2.87
       Exercised...................................                     (375)     $1.53          --       --
       Forfeited...................................                     (782)     $8.15         (87)    $2.75
                                                                        -----                 -----     -----
       Outstanding at December 31, 2000............                     3,199     $8.65       5,503     $2.88
                                                                       ======                 =====

       At December 31, 2000:
           Number of exercisable options at December 31, 2000          3,061      $8.79       1,043     $2.79
                                                                       ======                 ======
           Weighted average contractual life of outstanding options 7.5 years              9.4 years
                                                                    =========              =========


     The following table sets forth by exercise price range the number of shares outstanding and exercisable, the weighted average exercise price, and the remaining contractual lives of options issued:


                                        WEIGHTED
                          NUMBER OF     AVERAGE      WEIGHTED   NUMBER OF    WEIGHTED
                           OPTIONS     REMAINING     AVERAGE     OPTIONS      AVERAGE
            RANGE OF     OUTSTANDING  CONTRACTUAL    EXERCISE  EXERCISABLE   EXERCISE
        EXERCISE PRICES  AT 12/31/00      LIFE        PRICE    AT 12/31/00     PRICE
        ---------------  -----------      ----        -----    -----------     -----
          $0.75--$ 4.99       6,061     9.1 years      $2.79        1,646       $2.76
          $5.00--$9.99        1,054     8.0 years      $7.32          896       $7.50
         $10.00--$14.19       1,587     7.5 years      $11.87       1,562      $11.87


     If the Company had determined the compensation cost for stock options under SFAS No. 123, net income (loss) and net earnings (loss) per share would have been the following pro forma amounts:


                                                           YEAR ENDED DECEMBER 31,
                                                           -----------------------
                                                     2000        1999           1998
                                                     ----        ----           ----
     Net income (loss):
          As reported.....                           $ 275,232   $(121,020)   $ (76,772)
          Pro forma.......                           $ 271,386   $(123,585)   $ (90,072)

     Net earnings (loss) per share - as reported:
          Basic...........                             $  9.03     $ (6.93)     $ (4.47)
          Diluted.........                             $  4.85     $ (6.93)     $ (4.47)
     Net earnings (loss) per share - pro forma:
          Basic...........                             $  8.93     $ (7.04)     $ (5.25)
          Diluted.........                             $  4.79     $ (7.04)     $ (5.25)


     Under SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants:

                                   YEAR ENDED DECEMBER 31,
                                   -----------------------
                                  2000       1999        1998
                                  ----       ----        ----
     Risk free rate........     5.1%        5.4%        5.3%
     Expected dividend.....      0%          0%          0%
     Expected lives........   10 years    5 years     10 years
     Volatility............     30.0%      80.1%        77.4%


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


(12)   EMPLOYEE BENEFIT PLAN

     The Company has established a 401(k) profit-sharing plan. Employees 21 years or older are eligible to participate in the plan. Participants may elect to contribute, on a tax-deferred basis, up to 20% of their compensation. The Company will match one-half of a participant's contribution, up to a maximum of 6% of the participant's compensation. The Company's matching contribution fully vests after three years of service. The Company's contributions to the plan were $0.1 million, $0.1 million and $0 for the years ended December 31, 2000, 1999 and 1998, respectively.


(13)   RELATED PARTY TRANSACTIONS

Affiliated Sales

     During 1999 and 1998, the Company had sales of approximately $8.0 million and $4.3 million to an entity in which the Company holds a 20% minority interest.

Other Related Party Transactions

      In October 2000, the Company purchased a Virginia residence from its majority shareholder for $2.3 million in conjunction with an employment arrangement with the Company's former CEO. This real estate is reported in other current assets at December 31, 2000, at its estimated net realizable value of $1.6 million.


(14)   TAXES

     Earnings (loss) before income taxes consisted of the following:


                                                                        DECEMBER 31,
                                                                        ------------
                                                             2000           1999         1998
                                                             ----           ----         ----
     U.S  .                                                  $344,778     $ (85,971)    $(43,109)
     Foreign .                                                 (9,547)      (35,049)     (33,663)
                                                            ----------   -----------    ---------
         Total earnings (loss) before income taxes   .      $335,231     $ (121,020)    $(76,772)
                                                            ==========   ===========    =========


     The provision for income taxes consisted of the following:

                                                             DECEMBER 31,
                                                             ------------
                                                    2000         1999       1998
                                                    ----         ----       ----
     Current:
        Federal                                    $ 62,174      $--        $--
        Foreign                                          --       --         --
     State   .                                          855       --         --
                                                   --------      ----       ----
           Total current                             63,029       --         --
     Deferred:
        Federal                                      (3,030)      --         --
        Foreign                                          --       --         --
     State   .                                           --       --         --
                                                   --------      ----       ----
           Total deferred                            (3,030)      --         --
                                                   --------      ----       ----
             Total income tax provision........    $ 59,999      $--        $--
                                                   =========     ====       ===


     A reconciliation from the statutory federal tax rate to the Company's effective tax rate is as follows:

                                                2000       1999        1998
                                                ----       ----        ----

     Federal statutory rate........              34%        34%         34%
     Change in valuation allowance.             (14)       (37)        (36)
     Amortization of goodwill......             --          (2)         (2)
     State taxes...................             --           4           4
     Other   ......................              (2)         1          --
                                                ----       ----        ----
          Total....................              18%         0%          0%
                                                ====       ====        ====

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows:

                                                          DECEMBER 31,
                                                          ------------
                                                       2000        1999
                                                       ----        ----
     Deferred tax assets (liabilities):
          Accrued liabilities..................      $ 2,804    $ 1,473
          Asset impairment.....................        1,995     (4,523)
          Net operating loss carryforwards.....        1,511     73,586
          Property related.....................           --     16,900
          Other   .............................          (20)     1,221
                                                     --------   -------
             Total deferred tax assets, net....        6,290     88,657
     Less: Valuation allowance.................       (3,260)   (98,967)
                                                     --------   -------
             Net deferred tax asset (liability).     $ 3,030   $(10,310)
                                                     ========  =========

     A valuation allowance totaling $3.3 million in 2000 has been established for deferred income tax benefits that may not be realized on the foreign net operating losses and the net assets held for sale and is reflected in other current assets at December 31, 2000. The 1999 net deferred tax liability represents net deferred tax liabilities in those jurisdictions in which net operating loss carryforwards and other deferred tax assets are insufficient to fully offset deferred tax liabilities and is reflected in net assets held for sale at December 31, 1999, as the liability relates to EnerTel and IIC.

     At December 31, 2000, the Company had zero net operating loss carryforwards for U.S. income tax purposes and approximately $10.9 million for foreign tax purposes. The foreign tax carryforwards do not expire.


(15)   SEGMENT REPORTING

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires the reporting of profit and loss, specific revenue and expense items and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to the corresponding amounts in the general purpose financial statements.

     The Company has two reportable segments: the Internet Solutions group and the Carrier Operations group. As discussed in Note 4, the Company sold the majority of its carrier operations in the first quarter of 2000 and announced a new business strategy in Internet solutions in the second quarter of 2000. Company management views the two distinct business strategies as different business segments when making operating and investment decisions and for assessing performance.

     The Internet Solutions segment derives revenues primarily from the delivery of Internet solutions, including Web hosting and professional services. The Carrier Operations segment derives revenues primarily from voice, data and other telecommunication services to carriers, Internet service providers, medium and large corporations and distributors and resellers. Only the TNC operation held for sale remains in the Carrier Operations segment at December 31, 2000. There were no intersegment revenues in 2000. Financial information for the Company's reportable segments is as follows:

                                           Internet      Carrier
                                          Solutions     Operations       Total
                                          ---------     ----------       -----
   2000
   ----
     Revenues..........................   $  1,324      $  8,471       $  9,795
     Depreciation and amortization.....      4,015           984          4,999
     Operating loss....................    (18,320)       (7,364)       (25,684)
     Interest income (expense), net....     13,730        (1,636)        12,094
        Tax provision..................      5,215        54,784         59,999
     Net income (loss).................     (9,805)      285,037        275,232
     Total assets......................    230,567         1,350        231,917
     Net assets held for sale..........         --         1,350          1,350

                                           Internet      Carrier
                                          Solutions     Operations       Total
                                          ---------     ----------       -----

   1999
   ----
     Revenues..........................     $   --      $ 85,967       $ 85,967
     Depreciation and amortization.....         --        25,396         25,396
     Operating loss....................         --       (70,789)       (70,789)
     Interest expense, net.............         --       (52,076)       (52,076)
        Tax provision..................         --            --             --
     Net loss..........................         --      (121,020)      (121,020)
     Total assets......................         --       104,288        104,288
     Net assets held for sale..........         --       101,302        101,302

   1998
     Revenues..........................      $  --      $ 28,591       $ 28,591
     Depreciation and amortization.....         --        11,069         11,069
     Operating loss....................         --       (47,654)       (47,654)
     Interest expense, net.............         --       (24,570)       (24,570)
        Tax provision..................         --            --             --
     Net loss..........................         --       (76,772)       (76,772)
     Total assets......................         --       158,464        158,464
     Net assets held for sale..........         --       111,777        111,777


     Financial information by geographic region for each segment in 2000 and 1999 are as follows:

                                             United
                                             States        European       Total
                                             ------        --------       -----
   2000
   ----
     INTERNET SOLUTIONS
     Revenues..........................     $  133       $ 1,191        $ 1,324
     Long-lived assets.................        912        61,449         62,361

     CARRIER OPERATIONS
     Revenues..........................    $ 5,672       $ 2,799        $ 8,471
     Long-lived assets.................         --            --             --

     TOTAL COMPANY
     Revenues..........................    $ 5,805       $ 3,990        $ 9,795
     Long-lived assets.................        912        61,449         62,361

   1999
     INTERNET SOLUTIONS
     Revenues..........................         --            --             --
     Long-lived assets.................         --            --             --

     CARRIER OPERATIONS
     Revenues..........................   $ 20,151      $ 65,816       $ 85,967
     Long-lived assets.................        145            --            145

     TOTAL COMPANY
     Revenues..........................   $ 20,151      $ 65,816       $ 85,967
     Long-lived assets.................        145            --            145

(16)   QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                          3 Months Ended
2000                                    March 31,     June 30,    September 30,   December 31,
----                                   ------------ ------------- --------------  ------------
Revenues..........                          $ 5,093       $1,044         $ 1,365        $ 2,293
Operating loss....                          $(6,635)    $ (3,530)        $(5,579)      $(10,940)
Net income (loss).                         $268,565     $ (1,595)        $(6,042)      $ 14,304
Net earnings (loss) per share-basic.        $  9.44      $ (0.05)        $ (0.20)        $ 0.42
Net earnings (loss) per share-diluted.      $  4.82      $ (0.05)        $ (0.20)        $ 0.24

1999
Revenues..........                          $18,275      $24,521        $ 22,467       $ 20,704
Operating loss....                         $(11,714)    $(12,880)      $ (26,431)      $(19,764)
Net loss..........                         $(27,001)    $(31,323)      $ (36,327)      $(26,369)
Net loss per share         -basic.          $ (3.54)     $ (1.32)        $ (1.81)      $  (1.10)
Net loss per share         -diluted.        $ (3.54)     $ (1.32)        $ (1.81)      $  (1.10)


     The loss per share amounts for the three months ended September 30, 1999 have been adjusted from the previously reported amounts on Form 10-Q to reflect the beneficial conversion charges to accumulated deficit related to certain of the Company's 1999 preferred stock issuances. See Note 10. The previously reported net loss per share for the third quarter 1999 for both basic and diluted was $(1.51).



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS.

     The information concerning directors of the Company required under this
Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2000.


EXECUTIVE OFFICERS.

     The information concerning executive officers of the Company required under this Item is provided under Item 4A.



ITEM 11.   EXECUTIVE COMPENSATION

     The information required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2000.



ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2000.



ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 2000.

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)

1.   FINANCIAL STATEMENTS

Report of Independent Public Accountants
Consolidated Balance Sheets--December 31, 2000 and 1999
Consolidated Statements of Operations for the years ended December 31, 2000, 1999, and 1998 Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999, and 1998 Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2000, 1999, and 1998 Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998 Notes to Consolidated Financial Statements

2.   FINANCIAL STATEMENT SCHEDULES

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


                                             WORLDPORT COMMUNICATIONS, INC.


                                                     /S/ JOHN T. HANSON
                                             By:
                                                       John T. Hanson
                                                   Chief Financial Officer

Dated: March 27, 2001

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:


        SIGNATURE                           TITLE                      DATE
        ---------                           -----                      ----
 s/ MICHAEL E. HEISLEY, SR.      Chief Executive Officer          March 27, 2001
 --------------------------
                                 and Director
  Michael E. Heisley, Sr.        (Principal Executive Officer)


     /s/ JOHN T. HANSON          Chief Financial Officer          March 27, 2001
     ------------------
                                 (Principal Financial and
       John T. Hanson            Accounting Officer)


   /s/ STANLEY H. MEADOWS        Director                         March 27, 2001
   ----------------------

     Stanley H. Meadows


    /s/ KATHLEEN A. COTE         Director                         March 27, 2001
    --------------------

      Kathleen A. Cote


 /s/ EMILY HEISLEY STOECKEL      Director                         March 27, 2001
 --------------------------

   Emily Heisley Stoeckel


    /s/ ANDREW SAGE, II          Director                         March 27, 2001
    -------------------

      Andrew Sage, II

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES included in this Form 10-K and have issued our report thereon dated February 21, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule on page 52 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                   /s/   ARTHUR ANDERSEN LLP
                                                   -------------------------

                                                   ARTHUR ANDERSEN LLP

Chicago, Illinois
February 21, 2001


                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000
                                 (IN THOUSANDS)



                                                                    ADDITIONS
                                             BALANCE AT           CHARGED TO               BALANCE AT
                                              BEGINNING CHARGED TO   OTHER                   END OF
     DESCRIPTION                              OF PERIOD   INCOME   ACCOUNTS   DEDUCTIONS     PERIOD
     -----------                              ---------   ------   --------   ------------   ------
     Provision for uncollectible accounts
          1998..............................       $  15     $ --       $ -- $       15 (1)      $--
          1999..............................        $--      $ 359      $ --       $--  (1)     $ 359
          2000..............................       $ 359     $ 368      $ --      $ 706 (1)      $ 21

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

4.7 Certificate of Designation, Preferences and Rights of Series G Convertible Preferred Stock of the Company, dated July 21, 2000, previously filed as Exhibit 4.1 to Form 10-Q for the fiscal quarter ended June 30, 2000, and incorporated herein by reference.

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

10.3 Master Equipment Lease Agreement by and between the Company and Forsythe/McArthur Associates, Inc., dated October 31, 1997, previously filed as Exhibit 10.6 to Form 10-QSB for the fiscal quarter ended September 30, 1997, and incorporated herein by reference.

10.3(a) Lease Schedule A by and between the Company and Forsythe/McArthur Associates, Inc., dated October 30, 1997, previously filed as Exhibit
           10.7 to Form 10-QSB for the fiscal quarter ended September 30, 1997, and incorporated herein by reference.

10.4 Series C Preferred Stock Purchase Agreement, dated December 31, 1998, by and between The Heico Companies, LLC and Worldport Communications, Inc., previously filed as Exhibit 2.1 to Form 8-K, dated December 31, 1998, and incorporated herein by reference.

10.5(a) Shareholder Agreement, dated December 31, 1998, by and among The Heico Companies, LLC, Worldport Communications, Inc., Paul A. Moore, Phillip S. Magiera, Theodore H. Swindells and Maroon Bells Capital Partners, Inc., previously filed as Exhibit 2.2 to Form 8-K, dated December 31, 1998, and incorporated herein by reference.

10.5(b) Amendment to Shareholder Agreement, dated January 25, 1999, by and among The Heico Companies, LLC, Worldport Communications, Inc., Paul A. Moore, Phillip S. Magiera, Theodore H. Swindells and Maroon Bells Capital Partners, Inc., previously filed as Exhibit 2.2(a) to Form 8-K, dated January 25, 1999, and incorporated herein by reference.

10.6 Registration Rights Agreement, dated December 31, 1998, by and between The Heico Companies, LLC and the Company, previously filed as Exhibit 2.3 to Form 8-K, dated December 31, 1998, and incorporated herein by reference.

10.7 Series E Preferred Stock Purchase Agreement, dated July 15, 1999, by and between The Heico Companies, LLC and the Company, previously filed as Exhibit 2.4 to Form 8-K, dated July 15, 1999, and incorporated herein by reference.

10.8 Option Agreement for Series F Preferred Stock, dated July 15, 1999, by and between The Heico Companies, LLC and the Company, previously filed as Exhibit 2.5 to Form 8-K, dated July 15, 1999, and incorporated herein by reference.

10.9 Termination Agreement, dated December 31, 1998, by and between the Company and Maroon Bells Capital Partners, Inc., previously filed as Exhibit 10.15 to Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.

10.10 *Worldport Communications, Inc. Amended and Restated Long-Term Incentive Plan, as amended, effective October 1, 1996, previously filed as Exhibit 10.17 of form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.

10.11 *Employment Agreement with Carl J. Grivner, dated June 25, 1999, previously filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 30, 1999, and incorporated herein by reference.

10.12 *Employment Agreement by and between John T. Hanson and the Company, dated June 29, 1999, previously filed as Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.

10.13 *Employment Agreement by and between David Hickey and the Company, dated September 27, 1998, previously filed as Exhibit 10.18 to Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.

10.14 *Employment Agreement by and between James L. Martin, Jr. and the Company, dated February 29, 2000, previously filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 30, 2000, and incorporated herein by reference.

10.15 *Settlement Agreement by and between Carl Grivner and the Company, dated June 14, 2000, previously filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended June 30, 2000, and incorporated herein by reference.

10.16 *Worldport Communications, Inc. 2000 Long-Term Stock Incentive Plan, previously filed as Exhibit 10.3 to Form 10-Q for the fiscal quarter ended June 30, 2000, and incorporated herein by reference.

10.17        +*Employment Agreement by and between Frazer Hamilton and the
------       Company, dated December 29, 2000.

21.1         +Subsidiaries of the Company

23.1         +Consent of Independent Public Accountants

------------

    +    Filed herewith.
*        Compensation Plan or Agreement.