Form 10-K/A
period 2000-12-31
WORLDPORT COMMUNICATIONS INC
filed 2001-04-26
CIK 857847

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

                                 (847) 229-8200
              (Registrant's telephone number, including area code)
                        ---------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                             Names of each exchange
             Title of Each Class                     on which registered
           ------------------------            --------------------------------
                   None                                     None

           Securities registered pursuant to Section 12(g) of the Act:

                        Common Shares, $0.0001 Par Value
                   ------------------------------------------

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

The registrant has determined to furnish the information required in Part III of its Annual Report on Form 10-K for the fiscal year ended December 31, 2000 rather than to incorporate it by reference to information to be contained in the registrant's definitive proxy statement. The registrant hereby amends Part III of the Annual Report on Form 10-K as follows to include the information required by Part III.

Additionally, the registrant is refiling Item 1 of its Annual Report on Form 10-K for the fiscal year ended December 31, 2000 to correct certain typographical errors under the caption "Our Products - Web Hosting" and is refiling Item 4A to correct certain errors in the executive officer biographical information.



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

     Worldport intends to sell its services and products through 1) its direct sales force, 2) strategic partnerships with service providers and 3) a network of resellers. WorldPort will focus on strategic partnerships with service
providers in the telecommunications and cable industries, which will add Worldport's products to their product portfolios and will cross-sell WorldPort's core services. WorldPort's reseller network will be comprised of Web designers, ASPs and systems integrators, with a focus on fully managed hosting.


Our Products

     Worldport is a full service provider of Internet solutions. Below is a summary of our product portfolio:

Professional Services:

     o        Business consulting
     o        Web site design
     o        Application development

Web Hosting:

     o        Enterprise or Complex hosting
     o        Managed hosting
     o        Secure cabinets
     o        Suites


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

ITEM 4A.   EXECUTIVE OFFICERS OF THE REGISTRANT

     The following are the Company's executive officers as of March 31, 2001.


  Name                        Age    Principal Position with Registrant
  ----                        ---    ----------------------------------
Michael E. Heisley, Sr.        64    Chairman of the Board, Chief Executive
                                     Officer, and Director
James L. Martin                46    President and Chief Operating Officer
John T. Hanson                 43    Vice President, Chief Financial Officer
David Hickey                   40    Vice President, Corporate Development
Frazer N. Hamilton             52    Vice President, Sales & Marketing


Michael E. Heisley, Sr.

     Michael E. Heisley, Sr., age 64, has been a member of the Board of Directors since December 1998, Chairman since June 1999 and Chief Executive Officer of the Company since May 2000. Mr. Heisley has been the principal owner and executive officer of a diverse group of businesses, now operated under The Heico Companies, LLC ("Heico") and Heico Holding, Inc. Mr. Heisley is a director of Tom's Foods Inc. Mr. Heisley received a Bachelor's degree in Business Administration from Georgetown University.


James L. Martin

      James L. Martin, age 46, joined the Company in April 2000 as Chief Technology Officer and in October 2000 was promoted to President & Chief Operating Officer. Prior to this, Mr. Martin was a senior executive responsible for deployment of Internet and e-business networks at both Cable & Wireless and then previously MCI. Mr. Martin also managed a support organization for such companies spanning 21 states, comprising of technical sales and sale support consultants.


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

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our directors and executive officers, as of March 31, 2001, are as follows:

  Name                        Age    Principal Position with Registrant
  ----                        ---    ----------------------------------
Michael E. Heisley, Sr.        64    Chairman of the Board, Chief Executive
                                     Officer, and Director
Kathleen A. Cote               52    Director
Stanley H. Meadows             56    Director
Andrew G. C. Sage II           75    Director
Emily Heisley Stoeckel         37    Director
James L. Martin                46    President and Chief Operating Officer
John T. Hanson                 43    Vice President, Chief Financial Officer
David Hickey                   40    Vice President, Corporate Development
Frazer N. Hamilton             52    Vice President, Sales & Marketing



Michael E. Heisley, Sr.

     Michael E. Heisley, Sr., age 64, has been a member of the Board of Directors since December 1998, Chairman since June 1999 and Chief Executive Officer of the Company since May 2000. Mr. Heisley has been the principal owner and executive officer of a diverse group of businesses, now operated under The Heico Companies, LLC ("Heico") and Heico Holding, Inc. Mr. Heisley is a director of Tom's Foods Inc. Mr. Heisley received a Bachelor's degree in Business Administration from Georgetown University.


Kathleen A. Cote

     Kathleen A. Cote, age 52, has been a member of the Board of Directors since July 2000. Since September 1998, Ms. Cote has been President of Seagrass Partners, a consulting firm. From 1996 to 1998, Ms. Cote served as President and Chief Executive Officer of Computervision Corporation, an international supplier of product development and data management software, where she also served as President and Chief Operating Officer. From 1989 to 1995, Ms. Cote served as President and General Manager of PrimeService, a division of Prime Computer, the predecessor to Computervision Corporation. Ms. Cote is a director of Vtel, Inc and Western Digital Corporation.


Stanley H. Meadows

     Stanley H. Meadows, age 56, has been a member of the Board of Directors since December 1998. Mr. Meadows has been General Counsel of Heico since February 1998 and is a partner at the law firm of McDermott, Will & Emery, where he has practiced since 1970. Mr. Meadows is a director of Tom's Foods, Inc. Mr. Meadows received a bachelor of science degree from the University of Illinois and a law degree from the University of Chicago.

Andrew G. C. Sage II

     Andrew G.C. Sage, II, age 75, has been a member of the Board of Directors since April 1999. Mr. Sage has served as Chief Executive Officer of Sage Capital Corporation, a general business and financial management corporation specializing in business restructuring and problem solving, since 1993 and was President and Chief Executive Officer of Robertson-Ceco Corporation, a metal buildings manufacturing company, from November 1992 to December 1993. Mr. Sage held various positions with Shearson Lehman Brothers, Inc. and its predecessors, Lehman Brothers and Lehman Brothers Kuhn Loeb, Inc., since joining the investment bank in 1948, including General Partner from 1960-1970, President from 1970-1973, Vice Chairman from 1973-1977, Managing Director from 1977-1987, and Senior Consultant from 1987-1990. Since 1990, Mr. Sage has been a consultant in general business and financial management. Mr. Sage is a director of American Superconductor Corporation and Tom's Foods, Inc. and is currently the Chairman of the Board of Robertson-Ceco Corporation.


Emily Heisley Stoeckel

     Emily HeisleyStoeckel, age 37, has been a member of the Board of Directors since October 2000. Ms. Heisley Stoeckel is a Managing Director of Heico Acquisitions and a Director of The Heico Companies, LLC, a holding company in Chicago, Illinois, which acquires or invests in and operates a diverse group of businesses. Ms. Heisley Stoeckel is a director of Tom's Foods, Inc. Ms. Heisely Stoeckel received a bachelor's degree from Northwestern University and a Master of Business Administration from the University of Chicago.


James L. Martin

      James L. Martin, age 46, joined the Company in April 2000 as Chief Technology Officer and in October 2000 was promoted to President & Chief Operating Officer. Prior to this, Mr. Martin was a senior executive responsible for deployment of Internet and e-business networks at both Cable & Wireless and then previously MCI. Mr. Martin also managed a support organization for such companies spanning 21 states, comprising of technical sales and sale support consultants.


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

     Based solely on the review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that during the 2000 fiscal year all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except as follows: (1) a Form 5 relating to a grant of stock options was inadvertently filed late on Mr. Hanson's behalf, (2) a Form 4 relating to a stock award was inadvertently filed late on David Hickey's behalf,
(3) a Form 4 relating to a single transaction was inadvertently filed late on David Hickey's behalf, (4) a Form 3 was inadvertently filed late on behalf of Emily Heisley Stoeckel, and (5) a Form 4 reporting a grant of stock options was inadvertently filed late on behalf of Emily Heisley Stoeckel.

ITEM 11. EXECUTIVE COMPENSATION


     The following summary compensation table sets forth information concerning cash and non-cash compensation for services rendered during the fiscal years ended December 31, 2000, 1999 and 1998 to (a) the two persons who served as Chief Executive Officer of the Company during 2000, (b) the highest paid executive officers who were executive officers as of December 31, 2000 and (c) certain other executive officers who would have been among the highest paid executive officers if they had been executive officers of the Company as of December 31, 2000 (the "Named Executive Officers").


                           SUMMARY COMPENSATION TABLE

                                               Annual Compensation        Long-Term Compensation
                                               -------------------      Restricted    Securities
Name and                                                                   Stock      Underlying      All Other
Principal Position                   Year     Salary        Bonus         Awards     Options/SARs    Compensation
------------------                   ----     ------        -----         ------     ------------    ------------

Michael E. Heisley, Sr. (1)          2000     $206,301    $ 103,750        --            2,175,000       --
     Chairman of the Board and       1999           --           --        --                --          --
     Chief Executive Officer         1998           --           --        --                --          --

James L. Martin (2)                  2000     $232,630    $ 159,609 (3)    --              650,000       --
     President and Chief             1999           --           --        --                --          --
     Operating Officer               1998           --           --        --                --          --

John T. Hanson (4)                   2000     $235,000    $  90,000        --              650,000       --
     Vice President and Chief        1999     $108,537    $ 112,500        --              150,000       --
     Financial Officer               1998           --           --        --                --          --

David Hickey (5)                     2000     $251,616    $ 139,019        --              650,000      $  14,791 (7)
     Vice President, Corporate       1999     $154,708    $  95,416     10,000 (6)           --         $  24,753
     Development                     1998     $ 33,632    $  21,020        --              225,000      $   6,279

+Carl J. Grivner (8)                 2000     $130,137           --        --                --         $ 500,000 (10)
     Former Chairman of the Board,   1999     $259,690    $ 250,000        --              825,000 (9)  $ 100,000 (11)
     Chief Executive Officer and     1998           --           --        --                --          --
     President

+Stephen Courter (12)                2000     $ 54,808    $336,250(13)     --                --          --
     Former Regional Vice            1999     $157,103           --     30,000 (6)           --         $  60,000 (15)
     President -- Europe             1998     $ 69,231    $ 43,750         --              150,000 (14) $  20,068 (16)

------------------
+     No longer employed by the Company

1)       Mr. Heisley, Sr. was appointed Chief Executive Officer in April 2000.

2)       Mr. Martin joined the Company in April 2000.

3)       Includes a sign-on bonus of $70,000 upon joining the Company.

4)       Mr. Hanson joined the Company in July 1999.

5)       Mr. Hickey joined the Company in September 1998.

6)       Represents restricted stock awards which were granted in 1999.

7) Represents pension plan donations made by the Company for Mr. Hickey's benefit.


8) Mr. Grivner served as Chairman, Chief Executive Officer and President of the Company from June 1999 to April 2000.

9) Options to acquire 653,130 shares of common stock were cancelled upon Mr. Grivner's resignation effective April 2000.

10) Represents a lump sum payment made to Mr. Grivner pursuant to the Settlement Agreement entered into between Mr. Grivner and the Company.

11)      Represents moving expenses paid to Mr. Grivner.

12)      Mr. Courter was employed by the Company from July 1998 to January 2000.

13) Includes a $250,000 bonus paid to Mr. Courter upon completion of the Energis transaction.

14) Options to acquire 100,000 shares of common stock were cancelled upon termination of Mr. Courter's employment.

15)      Represents a cost of living differential paid to Mr. Courter.

16) Consists of a cost of living differential ($20,000) and group term life policy earnings ($68) paid to Mr. Courter.




                              EMPLOYMENT AGREEMENTS


Michael E. Heisley, Sr.

    In April 2000, Mr. Heisley assumed the post of Chairman of the Board, President and Chief Executive Officer subsequent to Carl Grivner's resignation. As Chief Executive Officer, Mr. Heisley earns a base salary of $300,000 per year and a guaranteed annual bonus of $150,000. Additionally, Mr. Heisley received options to acquire 2,175,000 shares of common stock under the Company's 2000 Long-Term Stock Incentive Plan which vest monthly over a three year period beginning July 21, 2000, unless vesting is accelerated as a result of a change in control of the Company


James L. Martin

    In April 2000, the Company entered into a three year employment agreement with Mr. Martin whereby Mr. Martin agreed to serve as the Company's Chief Technology Officer in Dublin, Ireland. In accordance with the terms of the employment agreement, Mr. Martin earned a base salary of $280,000 per year and was eligible to receive an annual bonus. Additionally, Mr. Martin received a sign-on bonus of $70,000. In 2000, in accordance with his employment agreement, Mr. Martin received options to acquire 650,000 shares of common stock under the Company's 2000 Long-Term Stock Incentive Plan which vest in increments of one-sixteenth over a four year period beginning March 1, 2000, unless vesting is accelerated as a result of a change in control of the Company. The Company reimburses Mr. Martin for the cost of housing in Ireland and the cost of leasing a car, not to exceed $4,500 and $1,000 per month, respectively. Mr. Martin's employment agreement provides that, in the event Mr. Martin's employment is involuntarily terminated without cause, he will be entitled to a severance payment equal to one year of his base salary. In October 2000, as a result of Mr. Martin's promotion to President and Chief Operating Officer, Mr. Martin's base salary was increased to $350,000 per year.


John T. Hanson

     In May 1999, the Company entered into an employment agreement with Mr. Hanson whereby he agreed to serve as Chief Financial Officer of the Company. In accordance with the terms of the employment agreement, Mr. Hanson earns a base salary of $235,000 per year and is eligible to receive an annual bonus (he was entitled to a guaranteed annual bonus of $90,000 for 1999). In 1999, in accordance with his employment agreement, Mr. Hanson received options to acquire 150,000 shares of common stock under the Company's Long-Term Incentive Plan which vest in increments of one-third over a three year period beginning June 29, 2000, unless vesting is accelerated as a result of a change in control of the Company. Mr. Hanson's current employment agreement provides that, in the event Mr. Hanson's employment is involuntarily terminated as a result of a change of control of the Company, he will be entitled to a severance payment equal to two years of his base salary.


David Hickey

     In September 1998, the Company entered into an employment agreement with Mr. Hickey whereby Mr. Hickey currently serves as Vice President--Corporate Development. Pursuant to his employment agreement and taking into account annual increases, Mr. Hickey earns a base salary of IEP 241,000 (approximately $269,000 assuming an exchange rate of IEP 1=$1.116). The Company reimburses Mr. Hickey for the cost of leasing a car, not to exceed IEP 1,050 per month (approximately $1,172). Mr. Hickey's current employment agreement provides that, in the event Mr. Hickey's employment is involuntarily terminated as a result of a change of control of the Company, he will be entitled to a severance payment equal to two years of his base salary.


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

 .

                            LONG-TERM INCENTIVE PLANS

     The Company adopted the 2000 Long-Term Stock Incentive Plan (the "2000 Long-Term Incentive Plan) in July 2000. Additionally, the Company's Amended and Restated Long-Term Incentive Plan (the "1996 Long-Term Incentive Plan") was adopted in 1996. These plans were adopted to promote the Company's success and enhance stockholder value by (i) linking the personal interests of the Company's directors, key employees and consultants to those of the stockholders, (ii) providing directors and employees with an incentive for outstanding performance and (iii) providing flexibility in the Company's ability to attract and retain the services of its directors, employees and contractors.

     The 2000 and 1996 Long-Term Incentive Plans are administered by the Compensation Committee, whose members must qualify as non-employee directors within the meaning of the SEC's regulations. The Compensation Committee is authorized to determine, among other things, the individuals to whom, and the times at which, options and other benefits are to be granted, the number of shares subject to each option, the applicable vesting schedule and the exercise price. The 2000 Long-Term Incentive Plan provides that, upon a Change of Control (as defined in the 2000 Long-Term Incentive Plan), all outstanding options and other awards in the nature of rights that may be exercised pursuant to the 2000 Long-Term Incentive Plan shall become fully exercisable and all restrictions on all awards granted thereunder shall lapse.

     The Board of Directors has the power to amend the 2000 and 1996 Long-Term Incentive Plans from time to time. Stockholder approval of an amendment is only required to the extent that it is required by law or regulatory authority.

     As of December 31, 2000, options to acquire a total of 5,503,231 and 3,198,941 shares of common stock were outstanding under the 2000 Long-Term Incentive Plan and 1996 Long-Term Incentive Plan, respectively (of which 1,043,315 and 3,060,606, respectively, were vested) with exercise prices ranging from $0.75 to $14.19 per share.

                                     OPTIONS

     The following table sets forth certain information with respect to each Named Executive Officer concerning individual grants of options to purchase common stock made during the year ended December 31, 2000 under the 2000 Long-Term Incentive Plan:


                        OPTION GRANTS IN LAST FISCAL YEAR

                                   % of Total
                                   Number of       Options                                 Potential Realized
                                     Shares      Granted to                                 Value at Assumed
                                   Underlying     Employees   Exercise of              Annual Rates of Stock Price
           Name and                 Options       in Fiscal   Base Price   Expiration    Appreciation for Option
      Principal Position            Granted       Year (1)     Per Share    Date (2)            Term (3)
      ------------------            -------       --------     ---------    --------            --------
                                                                                            5%            10%
                                                                                            --            ---

Michael E. Heisley, Sr.           2,175,000 (4)     38.9%        $2.88      7/21/10      $3,939,396    $12,307,807
     Chairman of the Board and
     Chief Executive Officer

James L. Martin                     650,000 (5)     11.6%        $2.65       3/1/10      $1,083,271     $2,745,221
     President and Chief
     Operating Officer

John T. Hanson                      650,000 (6)     11.6%        $2.69      2/11/00      $1,099,622     $2,786,659
     Vice President and Chief
     Financial Officer

David Hickey                        650,000 (6)     11.6%        $2.69      2/11/00      $1,099,622     $2,786,659
     Vice President, Corporate
     Development

---------------
1) Based on an aggregate of 5,590,200 options granted to employees, including the Named Executive Officers, in 2000.
2) The term of all options is ten years.
3) The potential realizable value is calculated based on the term of the option at its time of grant (ten years). It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate compounded for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. The assumed annual rates of stock price appreciation of 5% and 10% are set by rules promulgated by the SEC and are not intended as a forecast of possible future appreciation in stock prices.
4) These options vest on a monthly basis over a three-year period in one-thirtysixth increments from date of grant (July 21, 2000).
5) These options vest on a quarterly basis over a four-year period in one-sixteenth increments from date of grant (March 1, 2000).
6) These options vest on a quarterly basis over a four-year period in one-sixteenth increments from date of grant (February 11, 2000).


     The following table sets forth certain information with respect to each Named Executive Officer concerning the exercise of options to purchase common stock during the fiscal year ended December 31, 2000, as well as unexercised options to purchase common stock held as of the end of such fiscal year:


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                       Shares                    Number of Securities
                                      Acquired                        Underlying                Value of Unexercised
                                         On        Value        Unexercised Options at          In-the-Money Options
Name                                  Exercise    Realized         December 31, 2000            December 31, 2000 (1)
----                                  --------    --------         -----------------            ---------------------
                                                             Exercisable   Unexercisable    Exercisable    Unexercisable
                                                             -----------   -------------    -----------    -------------
Michael E. Heisley, Sr.                      --          --       483,333        1,691,667       $224,267        $784,933
     Chairman of the Board and
     Chief Executive Officer

James L. Martin                              --          --       121,875          528,125        $84,581        $366,519
     President and Chief
     Operating Officer

John T. Hanson                               --          --       171,875          628,125        $79,706        $345,394
     Vice President and Chief
     Financial Officer

David Hickey                                 --          --       346,875          528,125        $79,706        $345,394
     Vice President, Corporate
     Development

+Carl J. Grivner                             --          --       103,122               --             --              --
     Former Chairman of the Board,
     Chief Executive Officer and
     President

+Stephen Courter                             --          --        50,000               --             --              --
     Former Regional Vice
     President -- Europe

  ----------------
  +  No longer in the employment of the Company

1) Value is calculated in accordance with the rules of the SEC by subtracting the exercise price per share for each option from the fair market value of the underlying common stock as of December 31, 2000 and multiplying that difference by the number of shares of common stock subject to the option.
     The fair market value of one share of common stock as of December 31, 2000 was $3.34 per share.



                             DIRECTORS' COMPENSATION


     In 2000, each non-employee director received options under the 2000 Long-Term Stock Incentive Plan to acquire 100,000 shares of the Company's common stock. These options were granted on July 21, 2000 to Ms. Cote, Mr. Meadows and Mr. Sage and on October 3, 2000 to Ms. Heisley Stoeckel. The options will vest on a quarterly basis over a four-year period in one-sixteenth increments from the date of grant.

     No other compensation was paid to the non-employee members of the Board of Directors for their service as Directors. The Directors are entitled to reimbursement by the Company for their reasonable expenses incurred in acting as Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                  Common Stock

     The following table sets forth certain information as of March 31, 2001 (except as otherwise indicated) regarding the beneficial ownership of the common stock by (i) all individuals known to beneficially own 5% or more of the outstanding common stock, (ii) each of the Named Executive Officers (as defined above under Executive Compensation), directors and nominees for director and
(iii) all of the Company's executive officers and directors as a group, in each case to the best of the Company's knowledge. Except as otherwise indicated, the Company believes that the beneficial owners of such securities listed below have sole investment and voting power with respect to such shares. Unless otherwise indicated, the address of the directors and officers listed in the tables below is that of the Company's principal offices located at 975 Weiland Road, Suite 160, Buffalo Grove, Illinois 60089.



                                                  Number of Shares
                                                    Beneficially      Percent of
Name of Beneficial Owner                              Owned (1)        Class (2)
------------------------                              ---------        ---------
The Heico Companies, LLC (3)                         26,221,696           39.3%
Michael E. Heisley (4)                               26,825,862           40.2%
J O Hambro Capital Management Limited (5)            11,676,000           17.5%
Stanley H. Meadows (6)                                1,782,870            2.7%
David Hickey (7)                                        442,125
                                                                              *
John T. Hanson (8)                                      310,125
                                                                              *
James L. Martin (9)                                     162,500
                                                                              *
Andrew G. C. Sage II (6)                                118,750
                                                                              *
Kathleen A. Cote (6)                                     18,750
                                                                              *
Emily Heisley Stoeckel (10)                              13,700
                                                                              *
+Carl J. Grivner (9)                                    103,122
                                                                              *
+Stephen Courter (9)                                     50,000
                                                                              *
Executive officers and directors as a group
 (eight people)(11,12)                               29,673,682           44.4%


-----------

   * Less than 1%.
   + No longer employed by the Company.

1) With respect to any particular individual or group, the number of shares of common stock beneficially owned by such individual or group includes the number of shares of common stock issuable upon the conversion of convertible securities or the exercise of options owned by such individual or group, in each case if such securities are convertible or exercisable within 60 days of March 31, 2001.

2) Based on (i) 33,950,352 shares of common stock outstanding, (ii) 22,103,171 shares of common stock issuable upon the conversion of convertible securities, (iii) 3,750,000 shares of common stock issuable upon conversion of 424,809 shares of Series F Preferred Stock issuable upon exercise of options, and (iv) 6,987,793 shares of common stock issuable upon the exercise of options or warrants as of March 31, 2001.

3) Includes (i) 3,689,444 shares of common stock issuable upon conversion of 922,361 shares of Series B Preferred Stock, (ii) 15,385,165 shares of common stock issuable upon conversion of 1,416,030 shares of Series C Preferred Stock, (iii) 316,921 shares of common stock issuable upon conversion of 316,921 shares of Series D Preferred Stock, (iv) 1,538,517 shares of common stock issuable upon conversion of 141,603 shares of Series E Preferred Stock, (v) 3,349,991 shares of common stock issuable upon conversion of 379,495 shares of Series F Preferred Stock issuable upon exercise of an option, (vi) 1,000,000 shares of common stock issuable upon conversion of 1,000 shares of Series G Preferred Stock, and (vii) 679,451 shares of common stock issuable upon exercise of a warrant. The address of this stockholder is 5600 Three First National Plaza, Chicago, Illinois 60602.

4) Represents all shares beneficially owned by The Heico Companies, LLC ("Heico"), an entity which Mr. Heisley controls, plus 604,167 shares of common stock which may be acquired pursuant to options owned directly by Mr. Heisley. Mr. Heisley's address is c/o Heico, 5600 Three First National Plaza, Chicago, Illinois 60602.

5) Pursuant to a Schedule 13G filed on October 10, 2000 by (i) J O Hambro Capital Management (Holdings) Limited ("Holdings"), (ii) J O Hambro Capital Management Limited ("J O Hambro Capital Management"), (iii) Christopher Harwood Bernard Mills, (iv) American Opportunity Trust plc ("American Opportunity Trust"), (v) Growth Financial Services Limited ("GFS"), (vi) North Atlantic Smaller Companies Investment Trust plc ("NASCIT"), (vii) Oryx International Growth Fund Limited ("Oryx"), (viii) Consulta (Channel Islands) Limited ("Consulta"), (ix) The Trident North Atlantic Fund ("Trident North Atlantic") and (x) The Trident European Fund ("Trident European"), as of October 10, 2000, such persons/entities beneficially owned the following shares of common stock pursuant to shared investment and voting power: 6,276,000 shares (9.4%), 6,276,000 shares (9.4%),
     6,276,000 shares (9.4%), 750,000 shares (1.1%), 1,000,000 shares (1.5%),
     1,000,000 shares (1.5%), 625,000 shares (0.9%), 625,000 shares (0.9%),
     400,000 shares (0.6%) and 1,000,000 shares (1.5%), respectively. The address of Holdings, J O Hambro Capital Management, Christopher Harwood Bernard Mills, GFS, NASCIT and American Opportunity Trust is Ryder Court, 14 Ryder Street, London SW1Y 6QB England. The address of Oryx and Consulta is Bermuda House, St. Julian's Avenue, St. Peter Port, Guernsey. The address of Trident North Atlantic and Trident European is P.O. Box 309 Ugland House, George Town, Grand Cayman, Cayman Islands. Holdings is the ultimate holding company for J O Hambro Capital Mangement. J O Hambro Capital Management serves as co-investment advisor to American Opportunity Trust and NASCIT (two publicly-held investment trust companies), as investment advisor to Oryx (a closed-end investment company) and as investment advisor to Trident North Atlantic Fund and Trident European Fund (two publicly-held regulated Mutual Funds). Christopher Harwood Bernard Mills is a director of J O Hambro Capital Management, Oryx and Trident North Atlantic Fund, and is co-investment advisor to American Opportunity Trust and NASCIT. Consulta serves as investment manager to Oryx. GFS has undertaken to provide the services of Christopher Mills to NASCIT.

6) Includes 18,750 shares of common stock issuable upon the exercise of options.

7) Includes 428,125 shares of common stock issuable upon the exercise of options.

8) Includes 303,125 shares of common stock issuable upon the exercise of options.

9)   Represents shares of common stock issuable upon the exercise of options.

10) Includes 12,500 shares of common stock issuable upon the exercise of options.

11) Includes (i) 21,930,047 shares of common stock issuable upon the conversion of convertible securities, (ii) 3,349,991 shares of common stock issuable upon conversion of 379,495 shares of Series F Preferred Stock issuable upon exercise of an option, and (iii) 2,246,118 shares of common stock issuable upon the exercise of options or warrants.

12) Does not include Messrs. Grivner or Courter, each of whom were no longer employed by the Company as of March 31, 2001.

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

Series F Preferred Stock

     The Series F Preferred Stock votes as a single class with the common stock, with each share entitled to 8.8275 votes. The Series F Preferred Stock is convertible on a 1:8.8275 basis into common stock and is subject to mandatory conversion upon the date on which 70% of the Series F Preferred Stock has been converted. The conversion price of the Series F Preferred Stock is $4.00, as adjusted from time to time. Heico holds an option to acquire 424,809 shares of Series F Preferred Stock for an aggregate purchase price of $15,000,000. As of March 31, 2001, no shares of Series F Preferred Stock were outstanding.

Series G Preferred Stock

     The Series G Preferred Stock votes as a single class with the common stock, with each share entitled to 1,000 votes. The Series G Preferred Stock is convertible on a 1:1,000 basis into common stock and is subject to mandatory conversion upon the date on which 70% of the Series G Preferred Stock has been converted. The conversion price of the Series G Preferred Stock is $2.00, as adjusted from time to time.


Series B, C, D, E, F and G Preferred Stock

     The following table sets forth certain information as of March 31, 2001 (except as otherwise indicated) regarding the beneficial ownership of Series B, C, D, E, F and G Preferred Stock by (i) all individuals known to beneficially own 5% or more of the outstanding shares of such class of security, (ii) each of the Named Executive Officers (as defined above under Executive Compensation), directors and nominees for director and (iii) all of the Company's executive officers and directors as a group, in each case to the best of the Company's knowledge. Except as otherwise indicated, the Company believes that the beneficial owners of such securities listed below have sole investment and voting power with respect to such shares. Unless otherwise indicated, the address of the directors and officers listed in the tables below is that of the Company's principal offices located at 975 Weiland Road, Suite 160, Buffalo Grove, Illinois 60089.


                                                      Number and Percentage Beneficially Owned of:
                                  -------------------------------------------------------------------------------------
Name of Beneficial Owner          Series B (1)   Series C (2)  Series D (3)  Series E (4)  Series F (5)   Series G (6)
------------------------          ------------   ------------  ------------  ------------  ------------   ------------

The Heico Companies, LLC                922,361     1,416,030       316,921       141,603        379,495         1,000
                                        (95.5%)        (100%)        (100%)        (100%)        (89.3%)        (100%)
Michael E. Heisley (7)                  922,361     1,416,030       316,921       141,603        379,495         1,000
                                        (95.5%)        (100%)        (100%)        (100%)        (89.3%)        (100%)
Stanley H. Meadows                           --            --            --            --             --            --
                                             --            --            --            --             --            --
Andrew G. C. Sage II                         --            --            --            --             --            --
                                             --            --            --            --             --            --
Emily Heisley Stoeckel                       --            --            --            --             --            --
                                             --            --            --            --             --            --
James L. Martin                              --            --            --            --             --            --
                                             --            --            --            --             --            --
John T. Hanson                               --            --            --            --             --            --
                                             --            --            --            --             --            --
David Hickey                                 --            --            --            --             --            --
                                             --            --            --            --             --            --
+Carl J. Grivner                             --            --            --            --             --            --
                                             --            --            --            --             --            --
+Stephen Courter                             --            --            --            --             --            --
                                             --            --            --            --             --            --
Executive officers and                  922,361     1,416,030       316,921       141,603        379,495         1,000
directors as a group (eight             (95.5%)        (100%)        (100%)        (100%)        (89.3%)        (100%)
people) (8)

---------------------
+    No longer employed by the Company.

1)   Based on 965,642 shares of Series B Preferred Stock outstanding as of
     March 31, 2001.

2)   Based on 1,416,030 shares of Series C Preferred Stock outstanding as of
     March 31, 2001.

3)   Based on 316,921 shares of Series D Preferred Stock outstanding as of
     March 31, 2001.

4)   Based on 141,603 shares of Series E Preferred Stock outstanding as of
     March 31, 2001.

5) Heico holds an option to acquire 379,495 shares of Series F Preferred Stock for an aggregate purchase price of $13,399,962, which option is exercisable at any time until July 15, 2002. No shares of Series F Preferred Stock were outstanding as of March 31, 2001.

6)   Based on 1,000 shares of Series G Preferred Stock outstanding as of
     March 31, 2001.

7)   Represents shares owned by Heico, an entity which Mr. Heisley controls.

8) Does not include Messrs. Grivner or Courter, who were no longer in the employment of the Company as of March 31, 2001.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Heico Equity Investments

     In November 1999, Heico purchased a participating interest in the Company's interim loan in the amount of approximately $18.6 million in principal plus accrued interest thereon. In connection with Heico's participation in the interim loan, Heico was granted warrants to purchase 416,240 shares of common stock for $.01 per share at any time until June 2008. The interim loan was repaid in full in January 2000. In September 2000, Heico was issued additional warrants to purchase 263,211 shares of common stock for $.01 per share at any time until June 2008.

     In December 1999, the Company executed a note in favor of Heico in the aggregate principal amount of $2 million. The note accrued interest at a rate of 14% per annum. In February 2000, Heico elected to convert the note into 1,000 shares of Series G Preferred Stock. Negotiations were finalized and the preferred shares were issued in August 2000. The preferred stock is convertible into 1,000 shares of common stock and has voting rights equal to 1,000 votes per share. The proceeds of this loan were primarily used by the Company as working capital and for general corporate purposes pending the receipt of the proceeds from the Energis transactions described below.


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

     In addition, as noted above, Heico was one of the lenders participating in the Company's interim loan. Heico received approximately $18.6 million in principal plus accrued interest thereon pursuant to the Sale Agreements upon consummation of the Sale when the interim loan was paid in full. In connection with Heico's participation in the interim loan, Heico was granted warrants to purchase 679,451 shares of common stock for $.01 per share. The warrants expire in June 2008.


Other Transactions

     Mr. Meadows, one of the Company's directors, is a partner of McDermott, Will & Emery, a law firm which provided the Company with legal services during 2000 and 2001.

     In June 1999, in connection with Mr. Grivner's relocation to Chicago to begin his employment as the Company's Chief Executive Officer, Heico purchased Mr. Grivner's house in Virginia for $2.1 million. Heico borrowed the funds necessary to purchase the house under its revolving line of credit. After the purchase, Heico listed the house for sale and paid for the upkeep of the property.

     In October 2000, the Company purchased Mr. Grivner's house from Heico for approximately $2.3 million, representing the purchase price paid by Heico, the interest paid by Heico under its revolving line of credit for the funds used to purchase the house and the cost of maintaining the property during the time the house has been held by Heico. The Company intends to sell the house as soon as possible.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               WORLDPORT COMMUNICATIONS, INC.


                                               /s/ John T. Hanson
                                               ----------------------------
                                               By: John T. Hanson
                                               Chief Financial Officer




Dated:  April 26, 2001