Form 10-Q
period 2001-03-31
WORLDPORT COMMUNICATIONS INC
filed 2001-05-14
CIK 857847

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------


                                   FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

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

                                 YES [X] NO [ ]



As of May 8, 2001, the Registrant had 38,050,352 shares of Common Stock, par value $0.0001, outstanding.


================================================================================

                         WORLDPORT COMMUNICATIONS, INC.
                                TABLE OF CONTENTS


                                                                            Page
PART I - FINANCIAL INFORMATION
------------------------------

       Item 1.      Financial Statements

                    Condensed Consolidated Balance Sheets as of
                    March 31, 2001 (unaudited) and December 31, 2000...       3

                    Condensed Consolidated Statements of Operations
                    for the Three Months Ended March 31, 2001
                    (unaudited) and 2000 (unaudited)...................       4

                    Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 (unaudited)
                    and 2000 (unaudited)...............................       5

                    Notes to Condensed Consolidated Financial Statements
                    (unaudited).........................................      6

       Item 2.      Management's Discussion and Analysis of
                    Financial Condition and Results of Operations......       9

       Item 3.      Quantitative and Qualitative Disclosures About
                    Market Risk........................................       12

PART II - OTHER INFORMATION
---------------------------

       Item 1.      Legal Proceedings..................................       13

       Item 2.      Changes in Securities..............................       13

       Item 6.      Exhibits and Reports on Form 8-K...................       14


SIGNATURE..............................................................       15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                MARCH 31,       DECEMBER 31,
                                                                                                   2001             2000
                                                                                                   ----             ----
                                         ASSETS                                                (UNAUDITED)
CURRENT ASSETS:
    Cash and cash equivalents...................................................                  $115,583         $132,396
    Accounts receivable, net of allowance for doubtful accounts
         of $45 and $21, respectively...........................................                     1,687            1,220
    VAT receivable..............................................................                     8,578            8,092
    Other current assets........................................................                     8,322            8,296
    Net assets held for sale....................................................                     1,350            1,350
                                                                                                 ---------         --------
                  Total current assets..........................................                   135,520          151,354

    PROPERTY AND EQUIPMENT, net.................................................                    71,895           62,361
    GOODWILL, net of accumulated amortization of $1,862 and $1,060, respectively .                  15,327           17,114
    OTHER ASSETS................................................................                     1,062            1,088
                                                                                                 ---------         --------
                       TOTAL ASSETS.............................................                 $ 223,804         $231,917
                                                                                                 =========         ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable...........................................................                   $14,055           $7,779
     Accrued expenses...........................................................                     8,522            7,898
     Current portion of obligations under capital leases .......................                     3,406            3,812
     Other current liabilities..................................................                     5,763            6,200
                                                                                                 ---------         --------
                    Total current liabilities...................................                    31,746           25,689

      Long-term liabilities.....................................................                        45               46
                                                                                                 ---------         --------
                    Total liabilities...........................................                    31,791           25,735

STOCKHOLDERS' EQUITY:
     Undesignated preferred stock, $0.0001 par value, 4,004,000 shares
        authorized, no shares issued and outstanding............................                        --               --
     Series A convertible preferred stock, $0.0001 par value, 750,000 shares
        authorized, no shares issued and outstanding............................                        --               --
     Series B convertible preferred stock, $0.0001 par value, 3,000,000 shares
        authorized, 965,642 shares issued and outstanding.......................                        --               --
     Series C convertible preferred stock, $0.0001 par value, 1,450,000 shares
        authorized, 1,416,030 shares issued and outstanding.....................                        --               --
     Series D convertible preferred stock, $0.0001 par value, 650,000 shares
        authorized, 316,921 shares issued and outstanding.......................                        --               --
     Series E convertible preferred stock, $0.0001 par value, 145,000 shares
        authorized, 141,603 shares issued and outstanding.......................                        --               --
     Series G convertible preferred stock, $0.0001 par value, 1,000 shares
        authorized, 1,000 shares issued and outstanding.........................                        --               --
     Common stock, $0.0001 par value, 200,000,000 shares authorized, 33,950,352
        shares issued and outstanding...........................................                         3                3
     Warrants...................................................................                     2,611            2,611
     Additional paid-in capital.................................................                   175,739          175,739
     Accumulated other comprehensive income (loss)..............................                   (3,382)            2,050
     Retained earnings..........................................................                    17,042           25,779
                                                                                                 ---------         --------
                    Total stockholders' equity .................................                   192,013          206,182
                                                                                                 ---------         --------

                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................                 $ 223,804         $231,917
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


                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                      ----------------------------------
                                                                                           2001              2000
                                                                                           ----              ----
                                                                                        (unaudited)      (unaudited)
                                                                                        -----------      -----------

REVENUES....................................................                                   $2,482            $5,093

COST OF SERVICES............................................                                    3,970             3,061
                                                                                            ---------         ---------
     Gross margin...........................................                                  (1,488)             2,032

OPERATING EXPENSES:
     Selling, general and administrative expenses...........                                    6,488             8,218
     Depreciation and amortization..........................                                    2,653               449
                                                                                            ---------         ---------
          Operating loss....................................                                 (10,629)           (6,635)

OTHER EXPENSE:
     Interest income........................................                                    1,838             4,890
     Interest expense.......................................                                     (81)             (424)
    Gain on sale of assets..................................                                       --           353,095
     Other income (expense).................................                                       15             2,639
                                                                                            ---------         ---------

INCOME (LOSS) BEFORE INCOME TAXES...........................                                  (8,857)           353,565

INCOME TAX PROVISION (BENEFIT)..............................                                    (120)            85,000
                                                                                            ---------         ---------

NET INCOME (LOSS)...........................................                                $ (8,737)         $ 268,565
                                                                                            =========         =========

NET INCOME (LOSS) PER SHARE:
   BASIC....................................................                                 $ (0.26)            $ 9.44
                                                                                            =========         =========
   DILUTED..................................................                                 $ (0.26)            $ 4.82
                                                                                            =========         =========

SHARES USED IN NET INCOME (LOSS) PER SHARE
  CALCULATION:

    BASIC...................................................                                   33,950            28,449
     CONVERTIBLE PREFERRED STOCK.................                                                  --            21,103
     WARRANTS.................................................                                     --             2,849
     OPTIONS................................................                                       --             3,278
                                                                                            ---------         ---------
     DILUTED................................................                                   33,950            55,679
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


                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              Three Months Ended
                                                                                      -----------------------------------
                                                                                                  March 31,
                                                                                                  --------
                                                                                           2001               2000
                                                                                           ----               ----
                                                                                        (unaudited)       (unaudited)
                                                                                        -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...................................................................        $ (8,737)           $ 268,565
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
          Depreciation and amortization.............................................            2,444                 449
          Amortization of goodwill..................................................              896                  --
          Gain on sale of assets....................................................               --           (353,095)
          Change in accounts receivable, net........................................            (570)               1,126
          Change in VAT receivable..................................................          (1,069)                  --
          Change in other assets....................................................             (54)               (386)
          Change in accounts payable, accrued expenses and other liabilities........            7,316             (9,152)
          Change in income taxes payable............................................            (120)              85,000
                                                                                            ---------           ---------

                    Net cash flows from operating activities........................              106             (7,493)

CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures......................................................         (16,587)                (15)
          Sale of assets............................................................               --             459,405
                                                                                            ---------           ---------

                    Net cash flows from investing activities........................         (16,587)             459,390

CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal payments on obligations under capital leases........................            (405)               (134)
      Repayment of Interim Loan Facility............................................               --           (147,541)
      Repayment on note payable - related party.....................................               --            (10,981)
      Exercise of stock options and warrants........................................               --                  87
                                                                                            ---------           ---------

                    Net cash flows from by financing activities.....................            (405)           (158,569)

Effect of exchange rate changes on cash and cash equivalents........................               73                 (3)
                                                                                            ---------           ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................................         (16,813)             293,325

CASH AND CASH EQUIVALENTS, beginning of the period..................................          132,396               1,149
                                                                                            ---------           ---------

CASH AND CASH EQUIVALENTS, end of the period........................................        $ 115,583           $ 294,474
                                                                                            =========           =========
CASH PAID DURING THE PERIOD FOR INTEREST............................................        $      72           $     410
                                                                                            =========           =========

CASH PAID DURING THE PERIOD FOR INCOME TAXES........................................        $      --           $      --
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


                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization
         ------------

                WorldportCommunications, Inc., a Delaware corporation (together with its subsidiaries, the "Company"), is pursuing a plan to become the leading European provider of Internet solutions. Until consummation of the sale transactions described in Note 3, the Company was a facilities-based global telecommunications carrier.

         Basis of Presentation
         ---------------------

                The accompanying condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to such rules and regulations; however, management believes that the disclosures herein are adequate to make the information presented not misleading. The financial statements and notes thereto included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2001, and the results of operations and cash flows for the three months ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the operating results for the full year.

         Consolidation
         -------------

                The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         Accounts Receivable
         -------------------

                  Accounts receivable includes unbilled amounts of $0.3 million at March 31, 2001 and December 31, 2000. This amount represents hours incurred by VIS-Able employees on consulting engagements that have not yet been invoiced to customers. The timing of invoicing is dependent on the contractual arrangements made with the respective customers.

         Foreign Currency
         ----------------

                The assets and liabilities of non-U.S. subsidiaries are translated at month-end rates of exchange, and income statement items are translated at the average rates prevailing during the period. The resulting translation adjustment is recorded as a component of stockholders' equity. Exchange gains and losses on intercompany balances of a long-term investment nature are also recorded as a component of stockholders' equity. All other exchange gains and losses are recorded in income on a current basis.

                The Company currently uses derivative instruments to hedge its foreign currency exposure only on a limited basis under short-term transaction-based cash flow hedges. Accordingly, the Company is not subject to any additional significant foreign currency market risk other than normal fluctuations in exchange rates. At March 31, 2001, there were no foreign currency hedge contracts outstanding.

         Earnings (Loss) per Share
         -------------------------

                The treasury stock method was used to calculate the weighted average shares outstanding for warrants and options in 2000. For 2001, basic and diluted loss per share are the same because all dilutive securities had an antidilutive effect on loss per share.

         New Accounting Pronouncements
         -----------------------------

                In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SAFS") No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and transactions involving hedge accounting. The Company adopted SFAS No. 133 on January 1, 2001, which had no impact on the consolidated financial statements.


(2)      COMPREHENSIVE INCOME

                Total comprehensive income (loss) for the three months ended March 31, 2001 and 2000 was as follows:

                                                       THREE MONTHS ENDED
                                                             MARCH 31,
                                                   -----------------------------
                                                      2001              2000
                                                      ----              ----
               Net earnings (loss)                  $  (8,737)       $ 268,565

               Foreign currency translation            (5,432)           7,939
                                                    ----------       ---------
               Total comprehensive income (loss)    $ (14,169)       $ 276,504
                                                    ==========       =========

(3)      DISPOSITIONS

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

                On February 29, 2000, the Company sold International Interconnect, Inc. ("IIC") for $0.3 million, a portion of which was in the form of a note. The Company continues to pursue the sale of Telenational Communications, Inc. ("TNC"), but to date does not have a definitive sale arrangement. The net assets of TNC remain as net assets held for sale as of March 31, 2001.


(4)      ACQUISITION

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

                    Current assets                          $    754
                    Long-term assets                             387
                    Goodwill                                  17,792
                    Current liabilities                      (1,079)
                    Long-term liabilities                      (119)
                                                            --------
                    Purchase price                          $ 17,735
                                                            --------

                Goodwill of $17.8 million is being amortized on a straight-line basis over five years.


(5)      CONTINGENCIES

                The Company is a defendant in litigation filed in the District Court of The Hague, The Netherlands. The case, filed in February 1999 by Mr. Bahman Zolfagharpour, alleges that the Company breached agreements with Mr. Zolfagharpour in connection with its purchase of MathComp B.V. from Mr. Zolfagharpour. The litigation seeks damages in an amount exceeding $20 million and the award of 2,350,000 shares of the Company's common stock to Mr. Zolfagharpour. Preliminary settlement terms have been reached by the parties, subject to negotiated documentation, however the litigation has not yet been dismissed. The outcome of this matter is not expected to have a material adverse effect on the consolidated financial position or results of operation of the Company.

                Since July 14, 1999, Worldport and certain of its former officers have been named as defendants in multiple shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. On or about March 21, 2000, a Consolidated Complaint was filed which adds The Heico Companies, LLC and Michael E. Heisley, Sr. as defendants. The plaintiffs in these lawsuits seek to represent a class of individuals who purchased or otherwise acquired the Company's common stock from January 4, 1999 through June 28, 1999. Among other things, the plaintiffs allege that the defendants spoke positively about the Heico financing without disclosing the risk that non-compliance with certain Nasdaq rules in connection with the financing might cause WorldPort to be delisted from Nasdaq. The plaintiffs further allege the subsequent disclosure that WorldPort might be delisted from Nasdaq adversely affected the value of the Company's common stock. The plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seek unspecified compensatory damages, interest, attorneys' fees and costs of litigation. These cases are currently pending on defendants' motions to dismiss. An agreement in principle to settle this case has been reached that is subject to negotiated documentation and court approval. There is no assurance that this settlement in principle will be finalized or approved. The outcome of this matter is not expected to have a material adverse effect on the consolidated financial position or results of operation of the Company.

                In addition to the aforementioned claims, the Company is involved in various lawsuits or claims arising in the normal course of business. In the opinion of management, none of these lawsuits or claims will have a material adverse effect on the consolidated financial position or results of operations of the Company.

(6)      SUBSEQUENT EVENT

                On April 26, 2001, the Company acquired all of the outstanding stock of Hostmark entities in the U.K., Sweden and Germany ("Hostmark") for 5.1 million shares of the Company's common stock. 4.1 million shares were issued on the acquisition date and the remaining one million shares will be issued one year from the acquisition date, pursuant to contingency provisions.





ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

         NOTE ON "FORWARD-LOOKING" STATEMENTS
         ------------------------------------

                The information set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains certain "forward-looking statements" within the meaning of
         Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, among others, (i) expected changes in the Company's revenues and profitability, (ii) prospective business opportunities and (iii) the Company's strategy for redirecting and financing its business; as further explained in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends" or "expects". These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included under Item 1 of this Form 10-Q. In addition, reference should be made to the Financial Statements and Notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


         OVERVIEW
         --------

                Until consummation of the sales transactions described below, the Company was a facilities-based global telecommunications carrier. On November 11, 1999, the Company entered into a series of definitive agreements with Energis for the sale of its 85% shareholding in WorldPort Communications Europe Holdings, B.V., the parent of EnerTel N.V., and associated assets ("EnerTel"). The sale was consummated on January 14, 2000 for $459.4 million, net of certain transaction expenses. The Company applied a portion of the net proceeds realized from the sale to repay existing debt, including debt incurred under the Interim Loan Facility, trade credit and other liabilities. Additionally, the Company completed the sale of International InterConnect, Inc. ("IIC") in February 2000. The Company continues to pursue the sale of Telenational Communications, Inc. ("TNC") but to date does not have a definitive sale arrangement.

                In the second quarter of 2000, the Company announced a new business strategy, focused on the delivery of Internet solutions to global companies doing business in the European marketplace. In addition to Web-enabled application solutions, the Company intends to provide a complete managed Web hosting service portfolio - including network management, colocation services, Internet connectivity, ASP support services data, backup, storage and disaster recovery - providing end-to-end service to corporations, as well as service providers, enabling them to completely outsource their Internet operations. The choice of this new business strategy was a result of extensive investigation by the Company through its independent consultants to assess growth opportunities in the telecommunications and related industries and to identify high potential markets for these industries. According to Forrester Research, in 1999 the European Web hosting market generated approximately $500.0 million in revenues and is expected to generate $18.0 billion in revenues by 2003. The Company believes it has the management resources and market, product and service expertise to become a leading provider in this market.

                The Company constructed a new Internet solutions SuperCentre in Dublin, Ireland, which became operational in early October and was designed to meet the specific needs of its various services. The SuperCentre, located in close proximity to redundant fiber routes from multiple providers, is expected to serve as the flagship to the Company's Internet Solution Centres. Under an agreement with Global Crossings, brokered by the Irish government, Worldport has gained access to bandwidth on the trans-Atlantic and pan-European fiber optic networks, which connect Ireland with the U.S., the U.K., and the majority of major leading markets in Western Europe. The Company has successfully hired a management team with extensive experience in the Web hosting, Internet solutions and telecommunications markets to design, build and manage its web hosting operations and sales throughout Europe. The Company is also developing products and services to offer its customers and is negotiating with various strategic partners for the marketing and selling of complementary products and services (although no assurances can be given as to any successful development of a product or service or the successful completion of any such negotiations).

               On April 26, 2001, the Company acquired all of the outstanding stock of Hostmark entities in the U.K., Sweden and Germany ("Hostmark") for 5.1 million shares of the Company's common stock. 4.1 million shares was issued on the acquisition date and the remaining one million shares will be issued one year from the acquisition date, pursuant to contingency provisions. Hostmark is a provider of secure, high quality Web hosting and professional services with state-of-the-art Internet solution centers in London, Stockholm and Frankfurt. The newly acquired centers comprise 153,000 square feet and were recently completed. With the acquisition of Hostmark, Worldport has accelerated its plan of establishing three to five Internet solution centers in key Tier 1 European cities during 2001.

                On September 15, 2000, the Company acquired all of the common stock of Sweden based VIS-able International AB and its affiliates ("VIS-able"), pursuant to a Stock Purchase Agreement dated September 15, 2000, for approximately $17.7 million, net of liabilities assumed and including the payment of certain fees and expenses. The payment of $2.7 million of the purchase price was deferred for one year pending any claims against the representations and warranties made in the Stock Purchase Agreement. This amount is collateralized by a Letter of Credit, which expires one year from the acquisition date. VIS-able is a leading professional services firm, specializing in complex systems development, consulting, WAP integration and Web hosting, with offices in Sweden, Belgium, the U.S. and the U.K. The VIS-able acquisition gave the Company access to more than 3,500 customers, a fully operational data center, and Internet consulting and application design and development expertise supported by 61 skilled professional employees.

                The Company had 228 employees in five countries as of March 31, 2001. After the acquisition of Hostmark in April 2001, the Company grew to over 350 employees in six countries.

                The Company intends to fund potential future operating losses and capital expenditures required to pursue its new business plan out of its existing cash balance. Additional requirements, if any, may be funded through debt facilities and equity financings not yet arranged. However, there can be no assurance that sufficient financing will be available on terms acceptable to the Company. If such financing is not available, the Company will have to curtail or alter its business plan and/or seek alternative financing.


         RESULTS OF OPERATIONS
         ---------------------

                During the first quarter of 2000, the Company completed the disposition of substantially all of its operating assets, and began execution of the Company's new business plan. As part of that new business plan, in September 2000, the Company acquired VIS-able and, in October 2000, the Company's Dublin SuperCentre was opened. Accordingly, the historical results of operations for prior periods are not comparable to the current period and are not representative of what future results will be. The results of operations for EnerTel and IIC are included through their dates of sale (January 14, 2000 and February 29, 2000, respectively) and the results of operations for VIS-able are included from its date of acquisition (September 15, 2000).


                Revenues for the quarter ended March 31, 2001 of $2.5 million included $1.4 million generated from Web hosting services and Internet professional services provided by the newly acquired VIS-able operations (since its date of acquisition) and the recently opened Dublin SuperCentre. Revenues for the first quarter of 2000 were $5.1 million and included $4.1 million from EnerTel and IIC (through their dates of sale). First quarter revenue from TNC (an asset which is currently held for sale) increased slightly year over year.

                Cost of sales for the first quarter of 2001 of $4.0 million included $3.3 million of costs for VIS-able and the Dublin SuperCentre. Cost of sales for the quarter ended March 31, 2000 was $3.1 million and included $2.5 million from the sold operations. First quarter cost of sales from TNC increased slightly from 2000. Included in current year cost of sales are salaries and benefits on direct labor employees, depreciation expense on revenue-generating assets and facility and bandwidth costs for the Web hosting operations. Cost of sales currently exceeds revenue as a result of excess capacity in the recently opened Dublin SuperCentre. As this excess capacity is utilized, revenues are expected to increase at a much faster pace than costs.

                Selling, general and administrative ("SG&A") expenses for the quarter ended March 31, 2001 were $6.5 million, of which $6.1 million of costs primarily represented salaries, facility costs (for offices other than the data centers) and professional services associated with the execution of the new business plan. SG&A expenses for the first quarter of 2000 of $8.2 million primarily related to the wind down of the carrier operations.

                Depreciation and amortization expense was $2.7 million for the first quarter of 2001, compared to $0.4 million in the prior year first quarter. The current quarter primarily includes $1.6 million of depreciation expense on non-revenue generating assets in Dublin and $0.8 million of amortization expense on goodwill from the acquisition of VIS-able. Goodwill is being amortizing over a five-year period.

                Interest income was $1.8 million and $4.9 million for the quarters ended March 31, 2001 and 2000, respectively, and is attributable to the Company's cash and cash equivalents obtained from the sale of Enertel. The gain on sale of assets of $353.1 million in the first quarter of 2000 represents the gain on the sale of EnerTel in January 2000. Other income of $2.6 million at March 31, 2000 primarily represented foreign exchange gains and losses incurred by EnerTel prior to its sale.

                An $85.0 million tax provision was recorded in the first quarter of 2000 based on a preliminary estimate of the tax due on the sale of EnerTel, offset partially by the realization of the Company's net operating loss carry forwards from previous years that had not been benefited for tax purposes. A $0.1 million tax benefit was recorded in the first quarter of 2001 to recognize 2001 U.S. tax losses, which can be carried back against 2000 taxable income for a refund.

                As a result, the Company had a net loss of $8.7 million in the first quarter of 2001, compared to net income of $268.6 million for the same period in 2000.


         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

                The Company's current operations have been financed by the cash received from the sale of Enertel. The Company had cash of $115.6 million and $132.4 million, and working capital of $103.8 million and $125.7 million, at March 31, 2001 and December 31, 2000, respectively.

                Operations provided $0.1 million during the three months ended March 31, 2001, due primarily to first quarter operating losses being offset by changes in working capital. Operations used $7.5 million in the first quarter of 2000 due primarily to changes in working capital.

                Investing activities used $16.6 million during the three months ended March 31, 2001 for capital expenditures, primarily on customer equipment and the Company's business and operating systems in the Dublin SuperCentre. Investing activities provided $459.4 million during the three months ended March 31, 2000, primarily consisting of the proceeds from the EnerTel sale transaction.

                Financing activities used $0.4 million during the three months ended March 31, 2001 for principal payments on capital leases. Financing activities used $158.6 million in the first quarter of 2000 and primarily related to the repayment of the Interim Loan Facility and a related party note payable from the proceeds of the EnerTel sale transaction.

                The Company intends to fund potential future operating losses and capital expenditures required to pursue its new business plan out of its existing cash balance. Additional requirements, if any, may be funded through debt facilities and equity financings not yet arranged. However, there can be no assurance that sufficient financing will be available on terms acceptable to the Company. If such financing is not available, the Company will have to curtail or alter its current business plan and/or seek alternative financing.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                Management believes that the Company's exposure to market rate fluctuations on its investments is nominal due to the short-term nature of those investments.

                           PART II. OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

                The Company is a defendant in litigation filed in the District Court of The Hague, The Netherlands. The case, filed in February 1999 by Mr. Bahman Zolfagharpour, alleges that the Company breached agreements with Mr. Zolfagharpour in connection with its purchase of MathComp B.V. from Mr. Zolfagharpour. The litigation seeks damages in an amount exceeding $20 million and the award of 2,350,000 shares of the Company's common stock to Mr. Zolfagharpour. Preliminary settlement terms have been reached by the parties, subject to negotiated documentation, however the litigation has not yet been dismissed. The outcome of this matter is not expected to have a material adverse effect on the consolidated financial position or results of operation of the Company.

                Since July 14, 1999, Worldport and certain of its former officers have been named as defendants in multiple shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. On or about March 21, 2000, a Consolidated Complaint was filed which adds The Heico Companies, LLC and Michael E. Heisley, Sr. as defendants. The plaintiffs in these lawsuits seek to represent a class of individuals who purchased or otherwise acquired the Company's common stock from January 4, 1999 through June 28, 1999. Among other things, the plaintiffs allege that the defendants spoke positively about the Heico financing without disclosing the risk that non-compliance with certain Nasdaq rules in connection with the financing might cause WorldPort to be delisted from Nasdaq. The plaintiffs further allege the subsequent disclosure that WorldPort might be delisted from Nasdaq adversely affected the value of the Company's common stock. The plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seek unspecified compensatory damages, interest, attorneys' fees and costs of litigation. These cases are currently pending on defendants' motions to dismiss. An agreement in principle to settle this case has been reached that is subject to negotiated documentation and court approval. There is no assurance that this settlement in principle will be finalized or approved. The outcome of this matter is not expected to have a material adverse effect on the consolidated financial position or results of operation of the Company.

                In addition to the aforementioned claims, the Company is involved in various lawsuits or claims arising in the normal course of business. In the opinion of management, none of these lawsuits or claims will have a material adverse effect on the consolidated financial position or results of operations of the Company.




ITEM 2.  CHANGES IN SECURITIES

                None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  EXHIBIT
                     NO.     DESCRIPTION
                  -------    -----------

                  10.18 Lease Agreement by and between the Company, Channor Limited and Blanchardstown Corporate Park, dated August 3, 2000.

                  10.19 Amendment to Employment Agreement by and between David Hickey and the Company, dated September 7, 1999.

                  10.20 Amendment to Employment Agreement by and between John T. Hanson and the Company, dated August 9, 1999.




         (b)      REPORTS ON FORM 8-K


                None.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         WORLDPORT COMMUNICATIONS, INC.


         Date:    May 14, 2001           By:       /s/ John T. Hanson
                                                 ------------------------------
                                                 John T. Hanson
                                                 Chief Financial Officer