Form 10-Q
period 2001-06-30
WORLDPORT COMMUNICATIONS INC
filed 2001-08-14
CIK 857847

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -----------------------

                                   FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

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

                                 YES [X] NO [ ]



As of August 9, 2001, the Registrant had 38,050,352 shares of Common Stock, par value $0.0001, outstanding.


================================================================================

                         WORLDPORT COMMUNICATIONS, INC.
                                TABLE OF CONTENTS



                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION
------------------------------

       Item 1.      Financial Statements

                    Condensed Consolidated Balance Sheets as of
                    June 30, 2001 (unaudited) and December 31, 2000.........   3

                    Condensed Consolidated Statements of Operations
                    for the Three and Six Months Ended June 30, 2001
                    (unaudited) and 2000 (unaudited)........................   4

                    Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2001 (unaudited)
                    and 2000 (unaudited)....................................   5

                    Notes to Condensed Consolidated Financial Statements
                    (unaudited).............................................   6

       Item 2.      Management's Discussion and Analysis of
                    Financial Condition and Results of Operations...........  10

       Item 3.      Quantitative and Qualitative Disclosures About
                    Market Risk.............................................  17

PART II - OTHER INFORMATION
---------------------------

       Item 1.      Legal Proceedings.......................................  18

       Item 2.      Changes in Securities...................................  18

       Item 6.      Exhibits and Reports on Form 8-K........................  19


SIGNATURE...................................................................  20

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                              JUNE 30,       DECEMBER 31,
                                                                                                2001             2000
                                                                                                ----             ----
                                         ASSETS                                             (UNAUDITED)
CURRENT ASSETS:
    Cash and cash equivalents...................................................             $ 108,303         $132,396
    Accounts receivable, net of allowance for doubtful accounts
         of  $114 and $21, respectively.........................................                 2,698            1,220
    VAT receivable..............................................................                 4,587            8,092
    Other current assets........................................................                 7,965            8,296
    Net assets held for sale....................................................                 1,350            1,350
                                                                                             ---------          -------
                  Total current assets..........................................               124,903          151,354

    PROPERTY AND EQUIPMENT, net.................................................                94,464           62,361
    GOODWILL, net of accumulated amortization of $2,564 and $1,060, respectively.               13,628           17,114
    OTHER ASSETS................................................................                 2,475            1,088
                                                                                             ---------         --------
                       TOTAL ASSETS.............................................              $235,470         $231,917
                                                                                              ========         ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable...........................................................              $ 17,799           $7,779
     Accrued expenses...........................................................                18,726            7,898
     VAT payable................................................................                 1,648               --
     Current portion of obligations under capital leases .......................                 5,134            3,812
     Other current liabilities..................................................                 4,776            6,200
                                                                                             ---------          -------
                    Total current liabilities...................................                48,083           25,689

      Long-term portion of obligations under capital leases.....................                 4,507               --
      Other long-term liabilities...............................................                    --               46
                                                                                             ---------          --------
                    Total liabilities...........................................                52,590           25,735

STOCKHOLDERS' EQUITY:
     Undesignated preferred stock, $0.0001 par value, 4,004,000 shares
        authorized, no shares issued and outstanding............................                    --               --
     Series A convertible preferred stock, $0.0001 par value, 750,000 shares
        authorized, no shares issued and outstanding............................                    --               --
     Series B convertible preferred stock, $0.0001 par value, 3,000,000 shares
        authorized, 965,642 shares issued and outstanding.......................                    --               --
     Series C convertible preferred stock, $0.0001 par value, 1,450,000 shares
        authorized, 1,416,030 shares issued and outstanding.....................                    --               --
     Series D convertible preferred stock, $0.0001 par value, 650,000 shares
        authorized, 316,921 shares issued and outstanding.......................                    --               --
     Series E convertible preferred stock, $0.0001 par value, 145,000 shares
        authorized, 141,603 shares issued and outstanding.......................                    --               --
     Series G convertible preferred stock, $0.0001 par value, 1,000 shares
        authorized, 1,000 shares issued and outstanding.........................                    --               --
     Common stock, $0.0001 par value, 200,000,000 shares authorized, 38,050,352 and
        33,950,352 shares issued and outstanding, respectively..................                     4                3
     Warrants...................................................................                 2,611            2,611
     Additional paid-in capital.................................................               187,213          175,739
     Accumulated other comprehensive income (loss)..............................               (7,668)            2,050
     Retained earnings..........................................................                   720           25,779
                                                                                             ----------        ---------
                    Total stockholders' equity .................................               182,880          206,182
                                                                                             ---------         --------
                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................              $235,470         $231,917
                                                                                              ========         ========
         The accompanying notes are an integral part of these condensed consolidated financial statements.


                                       3


                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                       Three Months Ended             Six Months Ended
                                                                           June 30,                        June 30,
                                                                           --------                        --------
                                                                     2001            2000             2001              2000
                                                                     ----            ----             ----              ----
                                                                 (unaudited)     (unaudited)        (unaudited)     (unaudited)

REVENUES:
     Managed Service solutions............................          $ 2,093          $   --           $ 3,494           $   --
     Carrier operations...................................            1,267           1,044             2,348            6,137
                                                                    -------          ------           -------           ------
            Total revenue.................................            3,360           1,044             5,842            6,137

COST OF SERVICES:
     Managed Service solutions............................            6,414              --             9,652               --
     Carrier operations...................................              801             782             1,533            3,843
                                                                    -------          ------           -------           ------
            Total cost of services........................            7,215             782            11,185            3,843
                                                                    -------          ------           -------           ------

     Gross margin.........................................          (3,855)             262          ( 5,343)            2,294
                                                                    -------          ------           -------           ------

OPERATING EXPENSES:
     Selling, general and administrative expenses.........            9,512           3,338            16,001           11,556
     Depreciation and amortization........................            3,793             454             6,445              903
                                                                    -------          ------           -------           ------
            Operating loss................................         (17,160)         (3,530)          (27,789)         (10,165)
                                                                    -------          ------           -------           ------

OTHER INCOME (EXPENSE):
     Interest income  ....................................            1,368           3,330             3,206            8,220
     Interest expense.....................................            (134)         (1,395)             (215)          (1,819)
     Gain (loss) on sale of assets........................            (289)              --             (289)          353,095
          Other income (expense), net.....................            (131)              --             (116)            2,639
                                                                    -------          ------           -------           ------

INCOME (LOSS) BEFORE INCOME TAXES.........................         (16,346)         (1,595)          (25,203)          351,970

INCOME TAX PROVISION (BENEFIT)............................             (24)              --             (144)           85,000
                                                                    -------          ------           -------           ------

NET INCOME (LOSS).........................................       $ (16,322)        $(1,595)         $(25,059)         $266,970
                                                                 =========         ========          ========         ========

NET INCOME (LOSS) PER SHARE:
   BASIC..................................................         $ (0.44)        $ (0.05)          $ (0.70)          $ 9.20
                                                                 =========         ========          ========          =======
   DILUTED................................................         $ (0.44)        $ (0.05)          $ (0.70)          $ 5.07
                                                                 =========         ========          ========          =======

SHARES USED IN NET INCOME (LOSS) PER SHARE
  CALCULATION:
    BASIC.................................................           37,313          29,582            35,641           29,016
    CONVERTIBLE PREFERRED STOCK...........................               --              --                --           21,103
    OPTIONS...............................................               --              --                --            2,295
    DILUTED...............................................               --              --                --              282
                                                                    -------          ------           -------           ------
                                                                    37,313           29,582            35,641           52,696
                                                                  ========         ========          ========          =======



         The accompanying notes are an integral part of these condensed consolidated financial statements.



                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                  Three Months Ended            Six Months Ended
                                                                                        June 30,                       June 30,
                                                                                        --------                       --------
                                                                                   2001          2000            2001        2000
                                                                                   -----         -----
                                                                                (unaudited)   (unaudited)    (unaudited) (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..............................................................   $ (16,322)     $ (1,595)    $(25,059)     $266,970
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
          Depreciation and amortization........................................        4,551           454        6,995          903
          Amortization of goodwill.............................................          841            --        1,737           --
          Gain (loss) on sale of assets........................................          289            --          289    (353,095)
          Non-cash interest expense............................................           --         1,229           --        1,229
          Change in accounts receivable, net...................................      (1,071)            --      (1,641)        1,126
          Change in VAT receivable.............................................       11,178            --       10,109           --
          Change in prepaid expenses and other assets..........................        (598)          (44)        (652)        (430)
          Change in accounts payable, accrued expenses and other liabilities...     (11,369)       (1,539)      (4,053)     (10,691)
          Change in income taxes payable.......................................         (24)      (41,600)        (144)       43,400
                                                                                  ----------      --------     --------     --------

                    Net cash flows from operating activities...................     (12,525)      (43,095)     (12,419)     (50,588)

CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures.................................................      (1,260)       (4,747)     (17,847)      (4,762)
          Cash acquired through purchase of subsidiaries.......................        7,194            --        7,194           --
          Sale of assets.......................................................        1,311            --        1,311      459,405
                                                                                   ---------      --------     --------     --------

                    Net cash flows from investing activities...................        7,245       (4,747)      (9,342)      454,643

CASH FLOWS FROM FINANCING ACTIVITIES:
          Principal payments on obligations under capital leases...............      (1,241)         (391)      (1,646)        (525)
          Repayment of Interim Loan Facility...................................           --            --           --    (147,541)
          Repayment on note payable - related party............................           --            --           --     (10,981)
          Exercise of stock options and warrants...............................           --           119           --          206
                                                                                   ---------      --------     --------     --------

                    Net cash flows from by financing activities................      (1,241)         (272)      (1,646)    (158,841)

Effect of exchange rate changes on cash and cash equivalents...................        (759)            --        (686)          (3)
                                                                                   ---------      --------     --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........................      (7,280)      (48,114)     (24,093)      245,211

CASH AND CASH EQUIVALENTS, beginning of the period.............................      115,583       294,474      132,396        1,149
                                                                                   ---------      --------     --------     --------

CASH AND CASH EQUIVALENTS, end of the period...................................    $ 108,303      $246,360    $ 108,303     $246,360
                                                                                ============   ===========   ==========     ========

CASH PAID DURING THE PERIOD FOR INTEREST.......................................    $     172       $   166    $     244     $    576
                                                                                ============   ===========   ==========     ========

CASH PAID DURING THE PERIOD FOR INCOME TAXES...................................    $      --      $ 41,600    $  --         $ 41,600
                                                                                ============   ===========   ==========     ========

SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:

       Acquisition of hostmark through the issuance of common stock............ $     11,975   $    --       $   11,975     $     --
                                                                                ============   ===========   ==========     ========
       Acquisition of property and equipment under capital lease............... $      7,875   $    --       $    7,875     $     --
                                                                                ============   ===========   ==========     ========



         The accompanying notes are an integral part of these condensed consolidated financial statements.


                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization
         ------------

                WorldportCommunications, Inc., a Delaware corporation (together with its subsidiaries, the "Company"), is pursuing a plan to become the premier high-end Managed Service solutions provider offering Internet networking, applications and consulting services, infrastructure and systems support to medium and large-sized corporate customers in Europe. Until consummation of the sale transactions described in Note 3, the Company was a facilities-based global telecommunications carrier.

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

                In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2001, and the results of operations and cash flows for the three and six months ended June 30, 2001 and 2000. The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of the operating results for the full year.

         Consolidation
         -------------

                The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All
         significant   intercompany   accounts   and   transactions   have  been
         eliminated.

         Revenue Recognition
         -------------------

                The Company recognizes revenues as services are provided. Amounts billed in advance of services provided are recorded as deferred revenues until such related services are provided. Installation fees are amortized over the life of the relevant contract, which generally ranges from one to three years.

         Accounts Receivable
         -------------------

                Accounts receivable includes unbilled amounts of $0.5 million and $0.3 million at June 30, 2001 and December 31, 2000. This amount represents hours incurred by professional services employees on consulting engagements that have not yet been invoiced to customers. The timing of invoicing is dependent on the contractual arrangements made with the respective customers.

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

                The Company currently uses derivative instruments to hedge its foreign currency exposure only on a limited basis. Accordingly, the Company is not subject to any additional significant foreign currency market risk other than normal fluctuations in exchange rates. At June 30, 2001, there were foreign currency hedge contracts outstanding for
         8.0 million British Sterling, which resulted in a foreign currency gain of less than $0.1 million in the second quarter of 2001.

         Earnings (Loss) per Share
         -------------------------

                The treasury stock method was used to calculate the weighted average shares outstanding for warrants and options for the six months ended June 30, 2000. For 2001 and for the three months ended June 30, 2000, basic and diluted loss per share are the same because all dilutive securities had an antidilutive effect on loss per share.

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


(2)      COMPREHENSIVE INCOME

                Total comprehensive income (loss) for the three and six months ended June 30, 2001 and 2000 was as follows:

                                             Three Months Ended           Six Months Ended
                                                  June 30,                    June 30,
                                                  --------                    --------
                                             2001          2000           2001          2000
                                             ----          ----           ----          ----
     Net earnings (loss)                     $(16,322)    $(1,595)     $ (25,059)  $ 266,970
     Foreign currency translation              (4,286)         --         (9,718)      7,939
                                             --------     -------      ---------   ---------
     Total comprehensive income (loss)       $(20,608)    $(1,595)     $ (34,777)   $274,909
                                             ========     =======      =========    ========




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

                On February 29, 2000, the Company sold International Interconnect, Inc. ("IIC") for $0.3 million, a portion of which was in the form of a note. The Company is nearing completion of the sale of its remaining carrier business, Telenational Communications, Inc. ("TNC"). Accordingly, the net assets of TNC remain as net assets held for sale as of June 30, 2001.

(4)      ACQUISITIONS

         VIS-able
         --------

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

                    Current assets                            $  754
                    Long-term assets                             387
                    Goodwill                                  17,792
                    Current liabilities                      (1,079)
                    Long-term liabilities                      (119)
                                                            --------
                    Purchase price                          $ 17,735
                                                            ========

                Goodwill of approximately $17.8 million represents the excess of the cost of the acquired businesses over the fair market value of their net assets and is being amortized on a straight-line basis over five years.

         hostmark
         --------

                On April 26, 2001, the Company acquired all of the outstanding stock of hostmark entities in the U.K., Sweden and Germany ("hostmark") in exchange for up to 5.1 million shares of the Company's common stock. Of this amount, 4.1 million shares were issued at the closing and the remaining 1.0 million shares will be issued one year from the acquisition date, pursuant to certain representations and warranties. The purchase price of $12.0 million was based on the fair market value of the common stock on the date of acquisition plus certain transaction fees and expenses.

                The acquisition was recorded under the purchase method of accounting, and accordingly, the results of operations of hostmark have been included in the consolidated financial statements since the date of acquisition.

                The fair value of the net assets received exceeded the purchase price by $61.8 million. Accordingly, this excess was allocated to proportionately reduce the value assigned to non-current assets acquired. The purchase price has been preliminarily allocated to assets acquired and liabilities assumed as summarized below (in thousands):

                    Current assets (including cash of $7,194)             $7,865
                    Historical cost of non-current assets                 84,966
                    Reduction in value assigned to non-current assets   (61,767)
                    Current liabilities                                 (19,089)
                                                                        --------
                    Purchase Price                                      $11,975
                                                                         =======

                The liabilities assumed included estimated employee termination costs for hostmark employees of $2.0 million and estimated lease disposition costs of $0.7 million. By June 30, 2001, the Company had given notice to terminate 28 of the approximate 55 hostmark employees to be terminated, however no severance payments had yet been made. The severance and lease disposition costs are expected to be paid out by the end of 2001.

                The  following  pro  forma   information  gives  effect  to  the
         acquisition of hostmark as if the transaction had been completed as of the beginning of the periods presented (in thousands):

                                                               Three Months Ended         Six Months Ended
                                                                   June 30,                   June 30,
                                                                   ---------                  --------
                                                               2001         2000         2001         2000
                                                               ----         ----         ----         ----
       Revenues                                               $   3,466      $ 1,044      $ 5,965    $   6,137
                                                              =========    =========    =========    =========
       Net income (loss)                                      $(25,140)    $ (3,992)    $(48,546)    $ 263,281
                                                              =========    =========    =========    =========
       Earnings (loss) per share:
            Basic                                             $  (0.59)     $ (0.12)     $ (1.19)      $  7.72
                                                               ========     ========     ========      =======
            Diluted                                           $  (0.59)     $ (0.12)     $ (1.19)      $  4.56
                                                               ========     ========     ========      =======
       Shares used in pro forma per share calculation:
            Basic                                                42,413       34,682       40,741       34,116
                                                               ========     ========     ========      =======
            Diluted                                              42,413       34,682       40,741       57,796
                                                               ========     ========     ========      =======

                The pro forma information provided should not be construed to be indicative of the Company's results of operations had the acquisition been consummated on the date assumed, and are not intended to project the Company's results of operations for any future period.


(5)      SEGMENT REPORTING

                The Company has two reportable segments: the Managed Services group and the Carrier Operations group. As discussed in Note 3, the Company sold the majority of its carrier operations in the first quarter of 2000 and announced a new business strategy in the Managed Services business in the second quarter of 2000. Company management views the two distinct business strategies as different business segments when making operating and investment decisions and for assessing performance.


                The Managed Services segment derives revenues primarily from the delivery of services including Internet networking, applications and consulting services, infrastructure and systems support. The Carrier Operations segment derives revenues primarily from voice, data and other telecommunication services. Only the TNC operation held for sale remains in the Carrier Operations segment at June 30, 2001 and December 31, 2000. There were no intersegment revenues in 2001 or 2000.
         Financial information for the Company's reportable segments is as follows:

                                                   Three Months Ended                 Six Months Ended
                                                        June 30,                          June 30,
                                                        --------                          --------
                                                        2001          2000       2001           2000
                                                        ----          ----       ----           ----
         REVENUES:
              Managed Service solutions.....        $  2,093         $   --        $ 3,494     $    --
              Carrier operations............           1,267          1,044          2,348       6,137
                    Total revenue...........        $  3,360        $ 1,044        $ 5,842     $ 6,137
                                                    ========        =======        =======     =======

         NET INCOME (LOSS):
              Managed Service solutions.....      $ (16,322)         $  155     $ (25,059)     $ 4,882
              Carrier operations............              --        (1,750)            --      262,088
                                                  ----------       --------     ----------   ---------
                    Total net income (loss).      $ (16,322)       $(1,595)     $ (25,059)   $ 266,970
                                                  ==========       ========     ==========   =========

                                                 June 30,     December 31,
         TOTAL ASSETS:                             2001           2000
                                                   ----           ----
              Managed Service solutions.....       $ 234,120      $ 230,567
              Carrier operations............           1,350          1,350
                                                   ---------      ---------
                    Total assets............       $ 235,470      $ 231,917
                                                   =========      =========

(6)      CONTINGENCIES

                The Company was a defendant in litigation filed in the District Court of The Hague, The Netherlands. The case, filed in February 1999 by Mr. Bahman Zolfagharpour, alleged that the Company breached agreements with Mr. Zolfagharpour in connection with its purchase of MathComp B.V. from Mr. Zolfagharpour. The litigation sought damages in an amount exceeding $20 million and the award of 2,350,000 shares of the Company's common stock to Mr. Zolfagharpour. The case was settled in the second quarter of 2001 for $0.1 million and the parties have agreed to dismiss the litigation.

                Since July 14, 1999, Worldport and certain of its former officers have been named as defendants in multiple shareholder class action lawsuits filed in the United States District Court for the
         Northern District of Georgia. On or about March 21, 2000, a Consolidated Complaint was filed which adds The Heico Companies, LLC and Michael E. Heisley, Sr. as defendants. The plaintiffs in these lawsuits seek to represent a class of individuals who purchased or otherwise acquired the Company's common stock from January 4, 1999 through June 28, 1999. Among other things, the plaintiffs allege that the defendants spoke positively about the Heico financing without disclosing the risk that non-compliance with certain Nasdaq rules in connection with the financing might cause WorldPort to be delisted from Nasdaq. The plaintiffs further allege the subsequent disclosure that WorldPort might be delisted from Nasdaq adversely affected the value of the Company's common stock. The plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seek unspecified compensatory damages, interest, attorneys' fees and costs of litigation. These cases are currently pending on defendants' motions to dismiss. A proposed settlement was reached by the parties on terms reflected in a Stipulation of Compromise and Settlement dated July 20, 2001. The proposed settlement amount has been entirely funded by insurance into an escrow account. The Court granted preliminary approval of the proposed settlement on August 3, 2001 and a final hearing to approve the settlement is scheduled for October 19, 2001. There is no assurance that this proposed settlement will become final or that there will not be additional claims asserted by class members who opt out of the settlement. The outcome of this matter is not expected to have a material adverse effect on the consolidated financial position or results of operation of the Company.

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


         OVERVIEW
         --------

         WORLDPORT'S STRATEGY

                Worldport's vision is to be the partner of choice in accelerating its customers' eBusiness strategies through their adoption of Intranets and the Internet to enhance, streamline and extend their business processes. Worldport offers a broad portfolio of services including Internet networking, applications and consulting services, infrastructure and systems support. We plan to achieve preferred partner status by delivering a portfolio of managed services, which leverages our managed hosting platform, including our highly secure and resilient Internet infrastructure, our proprietary business management systems and processes, and our world class consulting and support teams.


                The Company's target customers are large  corporations  (greater than 500 employees) and medium enterprises (between 50 and 500 employees). Medium enterprises account for 32% of the market and this target market is expected to grow the fastest. Worldport is focused primarily on the following vertical markets:

                    o        Media/Information Technology
                    o        Retail Business Services
                    o        Financial Services
                    o        Government/Utilities
                    o        Healthcare/Pharmaceuticals
                    o        Telecommunications

              The Company has customers in all of these vertical markets today, and plans to leverage its knowledge of these markets to grow its business.


         WORLDPORT'S DEVELOPMENT

                The  Company  started  building  its Managed  Services  business fourteen months ago. Since this time, significant progress has been made in building and developing this business. Today, Worldport has built a proprietary managed service software platform and has operational Internet solution centers ("ISC's") in London, Stockholm, Frankfurt and the SuperCentre in Dublin, Ireland capable of delivering a full portfolio of managed service solutions. In addition, the Company has professional service resources in Sweden providing application design and development for customers on a pan-European basis. Worldport planned to establish between three and five ISC's in Europe by the end of 2001. It has achieved this goal six months in advance of its plan.

                Worldport started the business in April 2000 by breaking ground for the construction of the SuperCentre in Dublin, Ireland. This state of the art purpose-built ISC was created to deliver complex managed service solutions to pan-European customers and provide technical support to all Worldport

         ISC's.  Following  completion  of  the  SuperCentre  in  October  2000,
         Worldport   focused  on   technical   support   staffing   and  product
         development.

                In September 2000, Worldport purchased VIS-able International AB and its affiliates ("Vis-able"), a Swedish professional services firm consisting of five offices across Sweden and a small shared managed service operation branded Ballou primarily serving Sweden. The acquisition of VIS-able provides Worldport with the consulting resources to deliver application design and development. Since the acquisition, this business has been re-branded Worldport professional services and the company has been integrated into Worldport's business support systems.

              In April 2001, Worldport acquired hostmark entities in the U.K., Sweden and Germany ("hostmark") for 5.1 million shares of common stock. The acquisition of hostmark provided Worldport with ISC's in London, Stockholm and Frankfurt. The hostmark company completed construction of the London ISC in January 2001, the Stockholm ISC in May 2001 and the Frankfurt ISC in June 2001. The company had minimal revenues when we completed the transaction, as only one ISC was open for business. Hostmark did bring a sales pipeline; direct sales force and sales channels to Worldport. These operations receive technical support from the SuperCentre and are currently being integrated with Worldport's standard operational and business support systems. All ISC's will operate on a common systems platform with the SuperCentre improving efficiency and providing a higher level of support to customers on a pan-European basis.

                Following the acquisition of hostmark, Worldport initiated an aggressive integration program to rapidly identify and eliminate operational and system redundancies in the two companies. By the end of September 2001, approximately 120 employees will have been made redundant and eliminated as a result of this integration plan and the further streamlining of the combined business. Hostmark was integrated with Worldport's financial systems in July and hostmark operations are in the process of being re-branded under the Worldport name. The Company expects to have all business support systems integration work completed by year-end.


         THE MARKET

                The European market is being driven by a shift in corporations to Internet protocols ("IP") and Web-based applications to improve customer service and improve internal business processes that result in lower costs. Corporations appear to have accepted that IP-based business solutions can provide a competitive advantage and are now considering how they implement the range of applications available to them.

              The Yankee Group estimates the global managed services market to grow from $3.2 billion today to $27.5 billion by 2005. The European Web hosting market is projected to grow significantly and is estimated to grow into a $5 billion to $15 billion market by 2004 according to IDC. The European market is estimated to be approximately $500 million today. Worldport's current strategy is to focus on four markets (Ireland, Sweden, U.K. and Germany) and multinational companies that are operating in those countries. This market is estimated to be $320 million today, growing to between $2.2 billion and $7.8 billion by 2004, according to IDC and Schroder Salomon Smith Barney.

              The European Internet service solutions market is evolving from basic colocation to managed services. Basic colocation services are the provision of racks or cabinets, power and bandwidth to companies that generally own their own servers. In some instances, the colocation company will provide basic hardware and software support to their customer. Basic colocation is becoming a commodity due to the absence of value-added services and over supply of colocation facilities. Worldport has not been focused on building or selling a colocation offering. As medium and large enterprises shift mission critical business processes to the Web, they require additional hardware and technical staffs to support complex hardware and software configurations. In addition, these customers need assistance in developing and managing WAN/LAN networks to support their systems. The shift of business processes to the Web requires capital and technical resources to be successful. The cost of managing mission critical Web applications internally is significant and medium and large enterprises have discovered that they can reduce the costs of their internal information technology ("IT") organizations by out-sourcing to managed service companies. Out-sourcing could reduce IT costs by as much as 90%, according to Morgan Stanley Dean Witter, "How to Buy Web Infrastructure" June 2001. Most medium to large enterprises do not have the scale to provision these services efficiently, creating the cost savings opportunity through out-sourcing. The trend in the U.S. has been for medium to large enterprises to out-source Internet operations to managed service providers and we see this trend in Europe. The shift to fully managed out-sourced Internet operations has created the need for managed services companies that can deliver a comprehensive portfolio of managed services in a highly secure and resilient environment. The physical service center infrastructure requirements to support managed services exceed the infrastructure requirements for colocation. As a result, colocation providers could be required to reinvest in their facilities or even build new facilities in order to provide managed services.

                The Worldport strategy has been, since its inception, to build a pan-European Managed Service solutions business and the investments in facilities have been constructed with this intention. As a result, Worldport has the team and facilities in place today to support current and projected managed services requirements without the need for additional capital investment.


         WORLDPORT'S PRODUCT PORTFOLIO


         Managed Hosting       Worldport's   Managed   Services   products   are
                               principally  provided  on  the  following  system
                               configurations:  Microsoft Windows NT and 2000 on
                               Compaq  hardware,  Solaris  on Sun  hardware  and
                               Linux  Red  Hat on  Dell  hardware.  The  modular
                               managed  hosting  product   includes   redundant,
                               diversely routed,  tiered or burstable bandwidth,
                               multiple  levels of  connectivity,  24x7  network
                               security,  RAID disk array,  daily data  backups,
                               off-site  vault data  storage,  24x7  network and
                               server monitoring, 24x7 technical support, server
                               capacity  monitoring and reporting including CPU,
                               disk   capacity  and  memory   utilization,   and
                               graphical advanced reports with visitor analysis data.

                               Worldport also provides a flexible environment to support the software and sophisticated application hosting requirements of larger configurations. It is able to provide Virtual Local Area Network configurations, high availability database solutions, complex database management, and specifically assigned technical account managers.


         Value-Added           Worldport is  able  to  provide  load  balancing;
         Services              daily, weekly,  monthly and annual server traffic
                               reports; managed firewall and security services.

                               In addition, the Company's managed storage service provides a highly scalable and flexible solution for the centralized storage and management of large amounts of customer data. The Worldport storage solution used (EMC) provides customers with anything up to multiple Terabytes of data and offers the ability to store data in on-line, near-line or off-line configurations. Instant copies and snapshots of customer data can be generated as required without any impact upon performance and all customer devices are connected using high-speed optical networking technology.


         Professional          Worldport    provides    Internet     management,
         Services              application  and  systems  development,   content
                               management, CRM and business consulting services.


         Connectivity to       Worldport  offers  customers   connectivity  with
         Internet              burstable  bandwidth  available on a tiered basis
                               from 256kbps to 100Mbps.


         Custom  Suites        Dedicated,  private and secure  hosting  rooms of
                               approximately 1,000 square feet.


         Colocation            Secure  cabinets  or  fixed  shelves,  leveraging
                               Worldport's ISC infrastructure.

         WORLDPORT'S CAPABILITY AND DIFFERENTIATION

                The  managed  services  business  requires  operational  support systems capable of monitoring individual servers, software applications and telecommunication network activity. Today, there are a number of software applications that have different functionality from basic alarm and activity monitoring to comprehensive fault and alarm detection and reporting. Medium and large enterprises need comprehensive monitoring and management of hardware and software to ensure that critical Web applications are available 100% of the time and these customers are looking for managed service providers to provide service level agreements ("SLA") that ensure availability of systems. SLA's are commitments for the delivery of minimum service levels. These service commitments relate to the availability and performance of both hardware and software. Comprehensive systems are required to deliver customized and complex SLA's.

                Worldport designed and developed its business and operating support systems ("BOSS") to address this customer need and intends to lead the industry in terms of SLA management. BOSS consists of the most comprehensive systems available for the managed service business from CRM to accounting. BOSS has integrated the Company's key business processes with middleware to improve the efficiency of these systems and provide a scalable platform. The BOSS system automates work activities and event management, allowing the business to scale and reducing the need for headcount.

                The development of BOSS began in September 2000 and was completed in June 2001. To date we have invested approximately $19.0 million on the development of the BOSS system. All Worldport operations will use the BOSS system and the Company is currently in the process of converting the hostmark operations to this platform. We expect all operations to be on BOSS by year-end 2001.

                The implementation of a common systems platform provides Worldport the opportunity to have all customers on a common systems platform and will lower future systems costs and allow us to consistently provision managed services to customers on a pan-European basis. We believe that BOSS will force our competitors in the managed service business to invest in systems and add or convert existing systems in order to provision competitive services against Worldport.


         WORLDPORT'S SALES AND MARKETING

                We were focused on building our facilities, product portfolio and technical support resources through the end of 2000. Starting in 2001, we were able to proactively sell our managed service offerings in Ireland through a direct sales force.

                The hostmark acquisition expanded the pan-European market opportunity, the direct sales staff and sales channels in the U.K. and Sweden. The hostmark sales force and channels have been integrated with Worldport. Nicholas Jeffery, formally of hostmark, has assumed the position of Vice President, Sales and Marketing for Worldport. He replaces Frazer Hamilton, VP Sales, who left the business in July.

              In the second  quarter,  we added 22 new  customers to the Managed
         Service business, bringing the total number of customers to 149. The annualized recurring contract revenue value for these customers is approximately $4.5 million. It is anticipated that the current sales pipeline will increase annualized recurring contract revenue to between $7-$10 million by year end. Additionally, we sold 32 new consulting contracts in the second quarter.

              Managed Services revenue totaled $2.1 million for the quarter. Recurring contract revenue represented $.6 million and professional services contributed $1.5 million. For the year 2001, it is expected that Managed Services revenues will be $9.0 million ($4.0 million recurring contract revenue and $5.0 million for professional services).

         WORLDPORT'S OUTLOOK

                The hostmark acquisition increased monthly cash operating costs from $2.5 to $5.0 million. The integration program initiated following completion of the acquisition will reduce this monthly cash operating cost to approximately $2.9 million by the end of September 2001.

                Worldport will have approximately 240 employees following the integration program, with 36 people in sales and marketing, 173 in customer delivery and support and the remainder supporting general and administrative functions.

                The U.S. economic downturn has had an impact on Europe causing corporations to defer IT spending into the future. IP VPN ("virtual private network") and Internet application development continues to be a high priority for European corporations, however spending is being cautiously evaluated as corporations proactively manage cash. This deferral of spending will impact the speed of the development of the business.

                The Company had previously projected this business to be on annualized revenue run rate of $35 million at the end of 2001. The slower than expected development of the managed service market in Europe will impact our development and we now expect the Managed Services business to be on a $16 million annualized run rate at year-end 2001. In response to the revised revenue projection, the Company has adjusted hiring and capital spending to minimize the impact on the business.

                Worldport's plan is to be EBITDA positive in the third quarter of 2003, which represents a three-quarter delay from our earlier projection.

                The Company, however, realizes that because of the economic slow down, the cut backs in IT spending and the dynamics of the market, there may be an adverse effect in achieving near term revenue momentum and this will erode the Company's financial resources more rapidly than the current plan. Therefore, the Company believes that aligning with the right strategic partner would allow it to more effectively maximize its investments, more rapidly scale the business and strengthen its financial position for the long term.

                Worldport has determined that it is appropriate to evaluate alternatives for strategic partnering and has retained Schroder Salomon Smith Barney to assist the Company in exploring possible strategic relationships and directions.


         RESULTS OF OPERATIONS
         ---------------------

                During the first quarter of 2000, the Company completed the disposition of substantially all of its operating assets, and began execution of the Company's new business plan to become the premier Managed Service solutions provider in Europe. As part of that new business plan, the Company acquired VIS-able in September 2000, opened the Dublin SuperCentre in October 2000 and acquired hostmark entities in the U.K., Sweden, and Germany in April 2001. Accordingly, the historical results of operations for prior periods are not comparable to the current period and are not representative of what future results will be. The results of operations for EnerTel and IIC are included through their dates of sale (January 14, 2000 and February 29, 2000, respectively) and the results of operations for VIS-able and hostmark are included from their dates of acquisition (September 15, 2000 and April 26, 2001, respectively).

                Revenues for the quarter and six months ended June 30, 2001 of $3.4 million and $5.8 million consisted of revenue from the following sources:
                                                         2nd Quarter  Six Months
                                                         -----------  ----------
                    Managed Service solutions:
                       Recurring contract revenue             $ 587        $ 889
                       Professional services                  1,506        2,605
                    Carrier operations - held for sale        1,267        2,348
                                                             ------       ------
                           Total revenue                     $3,360       $5,842
                                                             ======       ======

         Revenues for the three and six months ended June 30, 2000 were $1.0 million and $6.1 million, respectively, and consisted solely of revenue from the Company's sold and held for sale operations.

                Cost of sales for the three and six months ended June 30, 2001 was $7.2 million and $11.2 million, respectively, and consist primarily of:

               o salaries and benefits on Managed Services direct labor employees,
               o depreciation expense on revenue-generating assets at the Company's ISCs, and
               o    facility and bandwidth costs for the ISCs.

         Cost of sales currently exceeds revenue as a result of excess capacity in the Company's ISCs. As this excess capacity is utilized, revenues are expected to increase at a much faster pace than costs. Cost of sales for the three and six months ended June 30, 2000 was $0.8 million and $3.8 million, respectively, and consisted solely of revenue from the Company's sold and held for sale operations.

                Selling, general and administrative ("SG&A") expenses for the quarter and six months ended June 30, 2001 were $9.5 million and $16.0 million, respectively, which primarily represented salaries and benefits, facility costs (for offices other than the ISCs) and professional services associated with the execution of the current business plan. SG&A expenses for the quarter and six months ended June 30, 2000 of were $3.3 million and $11.6 million, respectively. Of the year to date 2000 results, approximately $8.2 million was primarily related to the wind down of the carrier operations.

                Depreciation and amortization expense was $3.8 million and $6.4 million for the quarter and six months ended June 30, 2001, respectively. Current year results primarily consisted of depreciation expense on non-revenue generating assets in the Company's ISCs and goodwill amortization expense from the acquisition of VIS-able of $0.9 million and $1.7 million for the three and six months ended June 30, 2001, respectively. Goodwill is being amortizing over a five-year period.

                The Company earned interest income of $1.4 million and $3.2 million for the quarter and six months ended June 30, 2001, respectively, and $3.3 million and $8.2 million for the three and six months ended June 30, 2000, respectively. This interest income was attributable to the Company's cash and cash equivalents remaining from the January 2000 sale of EnerTel. The gain on sale of assets of $353.1 million in the six months ended June 30, 2000 represents the gain on the sale of EnerTel in January 2000. Other income of $2.6 million for the six months ended June 30, 2000 primarily represented foreign exchange gains and losses incurred by EnerTel prior to its sale.

                An $85.0 million tax provision was recorded in the first quarter of 2000 based on a preliminary estimate of the tax due on the sale of EnerTel, offset partially by the realization of the Company's net operating loss carry forwards from previous years that had not been benefited for tax purposes. A $0.1 million tax benefit has been recorded in the first six months of 2001 to recognize current year U.S. tax losses, which can be carried back against 2000 taxable income for a refund.

                As a result, the Company had net loss of $16.3 million and $25.1 in the first three and six months of 2001. In 2000, the Company incurred a net loss of $1.6 million in the second quarter and had net income of $267.0 million in the first six months of that year.

         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

                The Company's current operations have been financed by the cash received from the sale of Enertel. The Company had cash of $108.3 million and $132.4 million, and working capital of $76.8 million and $125.7 million, at June 30, 2001 and December 31, 2000, respectively.

                Operations used $12.5 million and $12.4 million in the first three and six months ended June 30, 2001, respectively, due primarily to operating losses and changes in working capital. A VAT refund of 9.1 million Euros (approximately $7.8 million) was received in the current quarter from the Irish revenue agency. Operating activities used $43.1 million and $50.6 million in the second quarter and first six months of 2000, respectively, due primarily to the payment of income taxes attributable to the gain on sale of EnerTel in 2000.

                Investing activities generated $7.2 million during the second quarter of 2001, primarily from the cash acquired as a result of the hostmark acquisition. Investing activities used $9.3 million during the six months ended June 30, 2001. Capital expenditures of $17.8 million, primarily for customer equipment and the Company's operating systems and ISCs, was partially offset by the cash acquired in the hostmark acquisition and the proceeds from the sale of certain assets. Investing activities used $4.7 million in last year's second quarter for capital expenditures on the Dublin SuperCentre build out. Investing activities for the six months ended June 30, 2000 provided $454.6 million, primarily consisting of the proceeds from the EnerTel sale transaction.

                Financing activities used $1.2 million and $1.6 million during the three and six months ended June 30, 2001, respectively, for principal payments on capital leases. Financing activities used $158.8 million in the first six months of 2000 and primarily related to the repayment of the Interim Loan Facility and a related party note payable from the proceeds of the EnerTel sale transaction.

                As described above, the Company acquired hostmark for 5.1 million shares of the Company's common stock. The purchase price of $12.0 million was based on the value of the common stock on the date of acquisition plus certain transaction and fees expenses. The historical cost of the net assets acquired ($73.7 million) was significantly higher than the purchase price. Accordingly, the $61.8 million excess was allocated to proportionately reduce the value assigned to non-current assets acquired. Included in the liabilities assumed are $2.0 million of estimated employee termination costs and $0.7 million of estimated lease disposition costs. These costs are less than previously estimated in the Company's Form 8-K/A-1 filed on July 10, 2001.

                At the end of July 2001, Worldport's cash and cash equivalents were approximately $100 million with approximately $13 million of trade payables related to the hostmark liabilities assumed by Worldport, which at the current revenue and expense run rates should allow the Company to operate into 2003. The Company believes its rate of revenue generation has been, and may continue to be, adversely impacted by the economic slowdown and the decrease in spending on IT services. Unless the Company's rate of revenue generation significantly increases, the Company's cash resources may not allow it to reach a point of positive cash flow before its cash balances are exhausted.

                The Company intends to fund potential future operating losses and capital expenditures required to pursue its current business plan out of its existing cash balance. Additional requirements, if any, may be funded through debt facilities and equity financings not yet arranged. However, there can be no assurance that sufficient financing will be available on terms acceptable to the Company. If such financing is not available, the Company will have to curtail or alter its current business plan and/or seek alternative financing.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                Management believes that the Company's exposure to market rate fluctuations on its investments is nominal due to the short-term nature of those investments.

                           PART II. OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

                The Company was a defendant in litigation filed in the District Court of The Hague, The Netherlands. The case, filed in February 1999 by Mr. Bahman Zolfagharpour, alleged that the Company breached agreements with Mr. Zolfagharpour in connection with its purchase of MathComp B.V. from Mr. Zolfagharpour. The litigation sought damages in an amount exceeding $20 million and the award of 2,350,000 shares of the Company's common stock to Mr. Zolfagharpour. The case was settled in the second quarter of 2001 for $0.1 million and the parties have agreed to dismiss the litigation.

                Since July 14, 1999, Worldport and certain of its former officers have been named as defendants in multiple shareholder class action lawsuits filed in the United States District Court for the
         Northern District of Georgia. On or about March 21, 2000, a Consolidated Complaint was filed which adds The Heico Companies, LLC and Michael E. Heisley, Sr. as defendants. The plaintiffs in these lawsuits seek to represent a class of individuals who purchased or otherwise acquired the Company's common stock from January 4, 1999 through June 28, 1999. Among other things, the plaintiffs allege that the defendants spoke positively about the Heico financing without disclosing the risk that non-compliance with certain Nasdaq rules in connection with the financing might cause WorldPort to be delisted from Nasdaq. The plaintiffs further allege the subsequent disclosure that WorldPort might be delisted from Nasdaq adversely affected the value of the Company's common stock. The plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seek unspecified compensatory damages, interest, attorneys' fees and costs of litigation. These cases are currently pending on defendants' motions to dismiss. A proposed settlement was reached by the parties on terms reflected in a Stipulation of Compromise and Settlement dated July 20, 2001. The proposed settlement amount has been entirely funded by insurance into an escrow account. The Court granted preliminary approval of the proposed settlement on August 3, 2001 and a final hearing to approve the settlement is scheduled for October 19, 2001. There is no assurance that this proposed settlement will become final or that there will not be additional claims asserted by class members who opt out of the settlement. The outcome of this matter is not expected to have a material adverse effect on the consolidated financial position or results of operation of the Company.

                In addition to the aforementioned claims, the Company is involved in various lawsuits or claims arising in the normal course of business. In the opinion of management, none of these lawsuits or claims will have a material adverse effect on the consolidated financial position or results of operations of the Company.




ITEM 2.  CHANGES IN SECURITIES

                During the quarter ended June 30, 2001, 4,100,000 shares of the Company's common stock were issued in connection with the acquisition of hostmark entities in the U.K., Sweden and Germany. The issuance of these shares was exempt from the registration under Section 4 (2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

              None.





         (b   REPORTS ON FORM 8-K

              The Company filed a Current Report on Form 8-K on April 26, 2001 to publicly file a press release issued on April 26, 2001 to announce the acquisition of hostmark entities in the U.K., Sweden and Germany.

              The Company filed a Current Report on Form 8-K on May 10, 2001 to announce the acquisition of all of the common stock of Hostmark World Limited, Hostmark AB and Hostmark GmbH.

              The Company filed a Current Report on Form 8-K on June 4, 2001 to publicly file a press release issued on May 24, 2001 to announce that Kathleen Cote had been appointed as Chief Executive Officer.

              The Company filed a Current Report on Form 8-K/A-1 on July 10, 2001 to amend the May 10, 2001 Form 8-K to include audited financial statements of the acquired business and proforma financial statements.

SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                WORLDPORT COMMUNICATIONS, INC.


         Date:    August 14, 2001               By:       /s/ John T. Hanson
                                                        ------------------------
                                                        John T. Hanson
                                                        Chief Financial Officer