Form 10-Q
period 2001-09-30
WORLDPORT COMMUNICATIONS INC
filed 2001-11-14
CIK 857847

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _______

         Commission File Number 000-25015


                         WORLDPORT COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                            84-1127336
                --------                            ----------
     (State or other jurisdiction of             (IRS Employer ID
      incorporation or organization)                Number)


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

                                 YES [X] NO [ ]



As of November 13, 2001, the Registrant had 38,087,252 shares of Common Stock, par value $0.0001, outstanding.


================================================================================

                         WORLDPORT COMMUNICATIONS, INC.
                                TABLE OF CONTENTS



                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION
------------------------------

     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets as of
             September 30, 2001 (unaudited) and December 31, 2000............  3

             Condensed Consolidated Statements of Operations
             for the Three and Nine Months Ended September 30, 2001
             (unaudited) and 2000 (unaudited)................................  4

             Condensed Consolidated Statements of Cash Flows for the
             Three and Nine Months Ended September 30, 2001 (unaudited)
             and 2000 (unaudited)............................................  5

             Notes to Condensed Consolidated Financial Statements (unaudited)  6

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations................... 12

     Item 3. Quantitative and Qualitative Disclosures About Market Risk...... 21

PART II - OTHER INFORMATION
---------------------------

     Item 1. Legal Proceedings............................................... 22

     Item 2. Changes in Securities........................................... 22

     Item 6. Exhibits and Reports on Form 8-K................................ 22

SIGNATURE.................................................................... 23


                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                                                      2001              2000
                                                                                                      ----              ----
                                          ASSETS                                                   (UNAUDITED)
CURRENT ASSETS:
    Cash and cash equivalents............................................................               $ 72,395          $132,396
    Marketable securities................................................................                 10,866                --
    Accounts receivable, net of allowance for doubtful accounts of $166 and $21,                           1,611             1,220
       respectively......................................................................
    VAT receivable.......................................................................                  2,103             8,092
    Other current assets.................................................................                  9,893             8,296
    Net assets held for sale.............................................................                  1,350             1,350
                                                                                                        --------          --------
                  Total current assets...................................................                 98,218           151,354

    PROPERTY AND EQUIPMENT, net..........................................................                 99,143            62,361
    GOODWILL, net of accumulated amortization of $1,060 at December 31, 2000..                                --            17,114
    OTHER ASSETS.........................................................................                  2,727             1,088
                                                                                                        --------          --------
                       TOTAL ASSETS......................................................              $ 200,088          $231,917
                                                                                                       =========          ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable....................................................................               $ 12,897          $  7,779
     Accrued expenses....................................................................                 12,623             7,898
     Current portion of obligations under capital leases ................................                  4,915             3,812
     Other current liabilities...........................................................                  4,645             6,200
                                                                                                        --------          --------
                    Total current liabilities............................................                 35,080            25,689

     Long-term portion of obligations under capital leases...............................                  4,180                --
     Other long-term liabilities.........................................................                     --                46
                                                                                                        --------          --------
                    Total liabilities....................................................                 39,260            25,735

STOCKHOLDERS' EQUITY:
     Undesignated preferred stock, $0.0001 par value, 4,004,000 shares
        authorized, no shares issued and outstanding.....................................                     --                --
     Series A convertible preferred stock, $0.0001 par value, 750,000 shares
        authorized, no shares issued and outstanding.....................................                     --                --
     Series B convertible preferred stock, $0.0001 par value, 3,000,000 shares
        authorized, 956,417 and 965,642 shares issued and outstanding, respectively......                     --                --
     Series C convertible preferred stock, $0.0001 par value, 1,450,000 shares
        authorized, 1,416,030 shares issued and outstanding..............................                     --                --
     Series D convertible preferred stock, $0.0001 par value, 650,000 shares
        authorized, 316,921 shares issued and outstanding................................                     --                --
     Series E convertible preferred stock, $0.0001 par value, 145,000 shares
        authorized, 141,603 shares issued and outstanding................................                     --                --
     Series G convertible preferred stock, $0.0001 par value, 1,000 shares
        authorized, 1,000 shares issued and outstanding..................................                     --                --
     Common stock, $0.0001 par value, 200,000,000 shares authorized, 38,087,252 and
        33,950,352 shares issued and outstanding, respectively...........................                      4                 3
     Warrants............................................................................                  2,611             2,611
     Additional paid-in capital..........................................................                187,213           175,739
     Accumulated other comprehensive income (loss).......................................                (2,140)             2,050
     Retained earnings (deficit).........................................................               (26,860)            25,779
                                                                                                        --------          --------
                    Total stockholders' equity ..........................................                160,828           206,182
                                                                                                        --------          --------
                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........................               $ 200,088          $231,917
                                                                                                       =========          ========
 The accompanying notes are an integral part of these condensed consolidated financial statements.




                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           Three Months Ended         Nine Months Ended
                                                                              September 30,             September 30,
                                                                              -------------             -------------
                                                                           2001          2000         2001          2000
                                                                           -----         ----         ----          ----
                                                                        (unaudited)  (unaudited)  (unaudited)  (unaudited)
REVENUES:
     Managed hosting .................................................   $     984    $    --      $   1,873    $    --
     Professional services ...........................................         701          186        3,306          186
     Carrier operations ..............................................       1,471        1,179        3,819        7,316
                                                                         ---------    ---------    ---------    ---------
           Total revenue .............................................       3,156        1,365        8,998        7,502

COST OF SERVICES:
     Managed hosting .................................................       7,406         --         15,502         --
     Professional services ...........................................         810          110        2,366          110
     Carrier operations ..............................................         886          896        2,419        4,739
                                                                         ---------    ---------    ---------    ---------
           Total cost of services ....................................       9,102        1,006       20,287        4,849
                                                                         ---------    ---------    ---------    ---------

     Gross margin ....................................................      (5,946)         359      (11,289)       2,653
                                                                         ---------    ---------    ---------    ---------

OPERATING EXPENSES:
     Selling, general and administrative expenses ....................       9,836        5,241       25,837       16,797
     Asset impairment loss ...........................................      13,201         --         13,201         --
     Depreciation and amortization ...................................       4,253          697       10,698        1,600
                                                                         ---------    ---------    ---------    ---------


           Operating loss ............................................     (33,236)      (5,579)     (61,025)     (15,744)
                                                                         ---------    ---------    ---------    ---------

OTHER INCOME (EXPENSE):
     Interest income .................................................         984        3,390        4,190       11,610
     Interest expense ................................................        (158)         (91)        (373)      (1,910)
     Gain (loss) on sale of assets ...................................         (25)      (6,162)        (314)     346,933
     Other income, net ...............................................         215         --             99        2,639
                                                                         ---------    ---------    ---------    ---------

INCOME (LOSS) BEFORE INCOME TAXES ....................................     (32,220)      (8,442)     (57,423)     343,528

INCOME TAX PROVISION (BENEFIT) .......................................      (4,640)      (2,400)      (4,784)      82,600
                                                                         ---------    ---------    ---------    ---------

NET INCOME (LOSS) ....................................................   $ (27,580)   $  (6,042)   $ (52,639)   $ 260,928
                                                                         =========    =========    =========    =========

NET INCOME (LOSS) PER SHARE:
   BASIC....................................................              $  (0.71)   $   (0.20)   $   (1.43)   $    8.80
                                                                         =========    =========    =========    =========
   DILUTED..................................................              $  (0.71)   $   (0.20)   $   (1.43)   $    4.76
                                                                         =========    =========    =========    =========
SHARES USED IN NET INCOME (LOSS) PER SHARE
  CALCULATION:
    BASIC...................................................                39,062       30,857       36,794       29,657
    CONVERTIBLE PREFERRED STOCK.............................                    --           --           --       21,315
    WARRANTS................................................                    --           --           --        2,305
    OPTIONS.................................................                    --           --           --        1,594
                                                                          ---------    ---------    ---------    ---------
    DILUTED.................................................                 39,062       30,857       36,794       54,871
                                                                          =========    =========    =========    =========

         The  accompanying  notes  are  an  integral  part  of  these  condensed consolidated financial statements.



                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                    Three Months Ended        Nine Months Ended
                                                                                       September 30,            September 30,
                                                                                       ------------             -------------
                                                                                    2001           2000       2001          2000
                                                                                    ----           ----       ----          ----
                                                                                 (unaudited)   (unaudited) (unaudited)  (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) .............................................................. $ (27,580)   $  (6,042)   $ (52,639)   $ 260,928
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
          Depreciation and amortization ........................................     4,946          549       11,941        1,452
          Amortization of goodwill .............................................       796          148        2,533          148
          (Gain) loss on sale of assets ........................................        25        6,162          314     (346,933)
          Asset impairment .....................................................    13,201         --         13,201         --
          Non-cash interest expense ............................................      --           --           --          1,229
          Non-cash compensation expense ........................................      --            120         --            120
          Changes in assets and liabilities:
             Accounts receivable, net ..........................................     1,165         (185)        (476)         941
             VAT receivable ....................................................       975       (4,460)      11,084       (4,460)
             Prepaid expenses and other assets .................................      (583)      (1,284)      (1,235)      (1,714)
             Accounts payable, accrued expenses and other liabilities ..........    (9,226)      16,639      (13,279)       5,948
             Income taxes ......................................................    (4,641)     (14,900)      (4,785)      28,500
                                                                                 ---------    ---------    ---------    ---------
                    Net cash flows from operating activities ...................   (20,922)      (3,253)     (33,341)     (53,841)

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of marketable securities .....................................   (11,000)        --        (11,000)        --
         Capital expenditures ..................................................    (3,441)     (39,652)     (21,288)     (44,414)
         Cash acquired through purchase of subsidiaries ........................      --           --          7,194         --
         Sale of assets ........................................................      --         (6,162)       1,311      453,243
         Purchase of subsidiaries ..............................................      --        (17,735)         --       (17,735)
                                                                                 ---------    ---------    ---------    ---------
                    Net cash flows from investing activities ...................   (14,441)     (63,549)     (23,783)     391,094

CASH FLOWS FROM FINANCING ACTIVITIES:
         Principal payments on obligations under capital leases ................    (1,046)        (288)      (2,692)        (813)
         Repayment of Interim Loan Facility ....................................      --           --           --       (147,541)
         Repayment on note payable - related party .............................      --           --           --        (10,981)
         Repayment of notes payable ............................................      --           (404)        --           (404)
         Proceeds of notes payable .............................................      --            387         --            387
         Exercise of stock options and warrants.................................      --            283         --            489
                                                                                 ---------    ---------    ---------    ---------
                   Net cash flows from by financing activities ................     (1,046)         (22)      (2,692)    (158,863)

Effect of exchange rate changes on cash and cash equivalents ...................       501         (885)        (185)        (888)
                                                                                 ---------    ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........................   (35,908)     (67,709)     (60,001)     177,502

CASH AND CASH EQUIVALENTS, beginning of the period .............................   108,303      246,360      132,396        1,149
                                                                                 ---------    ---------    ---------    ---------

CASH AND CASH EQUIVALENTS, end of the period ................................... $  72,395    $ 178,651    $  72,395    $ 178,651
                                                                                 =========    =========    =========    =========

CASH PAID DURING THE PERIOD FOR INTEREST ....................................... $     158    $      92    $     402    $     668
                                                                                 =========    =========    =========    =========

CASH PAID DURING THE PERIOD FOR INCOME TAXES ................................... $    --      $  12,500    $    --      $  54,100
                                                                                 =========    =========    =========    =========

SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:

      Acquisition of hostmark through the issuance of common stock ............. $    --      $    --      $  11,975    $      --
                                                                                 =========    =========    =========    =========
      Acquisition of property and equipment under capital lease ................ $    --      $    --      $   7,875    $      --
                                                                                 =========    =========    =========    =========
      Conversion of related party note payable to 1,000 shares of Series G
          Preferred Stock ...................................................... $    --      $   2,000    $    --      $   2,000
                                                                                 =========    =========    =========    =========
      Exercise of warrants for common stock .................................... $    --      $  (2,664)   $    --      $ (13,144)
                                                                                 =========    =========    =========    =========



         The  accompanying  notes  are  an  integral  part  of  these  condensed consolidated financial statements.

                                       5

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

                In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2001, and the results of operations and cash flows for the three and nine months ended September 30, 2001 and 2000. The results of operations for the three and nine months ended September 30, 2001, are not necessarily indicative of the operating results for the full year.

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

         Cash and Cash Equivalents
         -------------------------

                Cash and cash equivalents include cash on hand and all liquid investments with an original maturity of three months or less.

         Marketable Securities
         ---------------------

                The Company classifies its existing marketable debt securities as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are carried at fair market value, with unrealized gains and losses reported in stockholders' equity as a component of other comprehensive income
         (loss). Gains or losses on securities sold are based on the specific identification method.

         Accounts Receivable
         -------------------

                Accounts receivable includes unbilled amounts of $0.1 million and $0.3 million at September 30, 2001 and December 31, 2000, respectively. This amount primarily represents hours incurred by professional services employees on consulting engagements that have not yet been invoiced to customers. The timing of invoicing is dependent on the contractual arrangements made with the respective customers.

         Asset Impairment
         ----------------

                In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company periodically reviews its long-lived assets to determine if they have been other than temporarily impaired by comparing the carrying value of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during the period incurred. An impairment loss is calculated as the difference between the carrying value of the assets and the present value of estimated future net cash flows or comparable market values, giving consideration to recent operating performance.

                As described in Note 4, as a result of this periodic review in the third quarter of 2001, the Company recorded a non-cash asset impairment charge of approximately $13.2 million in connection with the VIS-able acquisition. Following this write down of goodwill, management believes its long-lived assets are appropriately valued in the accompanying financial statements.

         Foreign Currency
         ----------------

                Substantially all of the Company's operations are in Europe. The assets and liabilities of the Company's non-U.S. subsidiaries are translated at month-end rates of exchange, and income statement items are translated at the average rates prevailing during the period. The resulting translation adjustment is recorded as a component of stockholders' equity. Exchange gains and losses on intercompany balances of a long-term investment nature are also recorded as a component of stockholders' equity. Other foreign exchange gains and losses are recorded in income on a current basis and were gains of $0.2 million and $0.1 million for the quarter and nine months ended September 30, 2001, respectively, and $2.6 million for the nine months ended September 30, 2000. There were no foreign exchange gains or losses included in income for the third quarter of 2000.

                The Company uses derivative instruments to hedge its foreign currency exposure only on a limited basis. Accordingly, the Company is not subject to any additional significant foreign currency market risk other than normal fluctuations in exchange rates. At September 30, 2001, there were no foreign currency hedge contracts outstanding.

         Earnings (Loss) per Share
         -------------------------

                The treasury stock method was used to calculate the weighted average shares outstanding for warrants and options for the nine months ended September 30, 2000. For 2001 and for the three months ended
         September 30, 2000, basic and diluted loss per share are the same because all dilutive securities had an antidilutive effect on loss per share.

         Recent Accounting Pronouncements
         --------------------------------

                In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FASB Statement No. 133," which is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and transactions involving hedge accounting. The Company adopted SFAS No. 133, as amended, on January 1, 2001, which had no impact on the consolidated financial statements.

                         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business

         Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. Under SFAS No. 142, goodwill amortization ceases when the new standard is adopted. In the nine months ended September 30, 2001, the Company recorded $2.5 million of goodwill amortization. SFAS No. 142 also requires an initial goodwill impairment assessment in the year of adoption and an impairment test both on an annual basis and upon the occurrence of any event or change in circumstances that would reduce the fair value of a reporting unit below its carrying value. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company will adopt this standard at the beginning of its 2002 fiscal year. It is expected that adoption of this statement will have no impact on the Company's consolidated financial statements.

                In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The statement provides a single accounting model for long-lived assets to be disposed of. The Company will adopt SFAS No. 144 at the beginning of its 2002 fiscal year. The Company is currently evaluating the impact this new accounting standard may have on its financial position or results of operations.


(2)      COMPREHENSIVE INCOME

                Total comprehensive income (loss) for the three and nine months ended September 30, 2001 and 2000 was as follows:


                                         Three Months Ended           Nine Months Ended
                                           September 30,                September 30,
                                           -------------                -------------
                                          2001        2000            2001          2000
                                          ----        ----            ----          ----
    Net income (loss)                  $ (27,580)   $ (6,042)      $ (52,639)   $ 260,928
    Foreign currency translation            5,662     (2,508)         (4,056)       5,431
    Unrealized holding gain (loss)          (134)          --           (134)          --
                                        ---------   ---------      ----------   ---------
    Total comprehensive income (loss)  $ (22,052)   $ (8,550)      $ (56,829)   $ 266,359
                                       ==========   =========      ==========   =========



(3)      DISPOSITIONS

                On November 11, 1999, the Company entered into a series of definitive agreements with Energis for the sale of its 85% shareholding in Worldport Communications Europe Holdings, B.V., the parent of
         EnerTel N.V., and associated assets ("EnerTel"). The sale was consummated on January 14, 2000 for $459.4 million, net of certain transaction expenses. The Company recorded a gain of approximately $353.1 million in the first quarter of 2000. In the third quarter of 2000, the net proceeds and gain decreased to $453.2 million and $346.9 million, respectively, primarily as a result of a $6.0 million refund of the purchase price made to Energis in November 2000 upon resolution of certain sale contingencies.

                 On February 29, 2000, the Company sold International Interconnect, Inc. ("IIC") for $0.3 million, a portion of which was in the form of a note. Subsequent to September 30, 2001, the Company completed the sale of its remaining carrier business, Telenational Communications, Inc. ("TNC").



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

                The payment of $2.7 million of the purchase price was deferred for one year pending any claims against the representations and warranties made in the Stock Purchase Agreement. This amount is recorded on the Company's balance sheet in Accrued Expenses and is collateralized by a Letter of Credit. Subsequent to September 30, 2001, $2.0 million of this amount was paid to the former shareholders. The remaining $0.7 million has been retained by the Company pending the resolution of certain claims made by the Company pursuant to the representations and warranties contained in the Stock Purchase Agreement.

                The acquisition was recorded under the purchase method of accounting, and accordingly, the results of operations of VIS-Able have been included in the consolidated financial statements since the date of acquisition. The purchase price was allocated to assets acquired and liabilities assumed based on their fair market value at the date of the acquisition as summarized below (in thousands):

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
                                                            ========

                Goodwill of approximately $17.8 million represented the excess of the cost of the acquired businesses over the fair market value of their net assets and was being amortized on a straight-line basis over five years.

                In the third quarter of 2001, the Company compared the carrying value of the VIS-able long-lived assets with their estimated future undiscounted cash flows and determined that an impairment loss had occurred. The carrying value was then compared to the estimated future discounted cash flows and the excess carrying value of $13.2 million was recorded as a non-cash asset impairment charge.


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

                The fair value of the net assets received exceeded the purchase price by $62.0 million. Accordingly, this excess was allocated to proportionately reduce the value assigned to non-current assets acquired. The purchase price has been preliminarily allocated to assets acquired and liabilities assumed as summarized below (in thousands):

               Current assets (including cash of $7,194)               $ 7,865
               Historical cost of non-current assets                    84,966
               Reduction in value assigned to non-current assets      (61,976)
               Current liabilities                                    (18,880)
                                                                      --------
               Purchase price                                          $11,975
                                                                       =======

                In connection with the acquisition of hostmark, the Company has recorded accruals primarily related to employee termination costs and lease disposition costs. The activity relating to these accruals is summarized below (in thousands):

                                 Accruals       Expenses      Accrual Balance At
                                Established       Paid        September 30, 2001
                                -----------       ----        ------------------
    Employee severance            $ 2,055         $ 1,570             $ 485
    Lease disposition costs         1,209             747               462
                                  -------         -------             -----
         Total                    $ 3,264         $ 2,317             $ 947
                                  =======         =======             =====

                The severance relates to the planned termination of approximately 55 hostmark employees, substantially all of which had been terminated as of September 30, 2001. All remaining employee severance costs are expected to be paid in the fourth quarter of 2001. The Company will continue to make lease payments through the term of the lease, which expires in the third quarter of 2002.

                The  following  pro  forma   information  gives  effect  to  the
         acquisition of hostmark as if the transaction had been completed as of the beginning of the periods presented (in thousands):


                                                               Three Months Ended        Nine Months Ended
                                                                 September 30,             September 30,
                                                                 --------------            -------------
                                                               2001         2000         2001         2000
                                                               ----         ----         ----         ----
       Revenues                                               $   3,156     $  1,365    $   9,034     $  7,502
                                                              =========     ========    =========     ========
       Net income (loss)                                      $(27,580)     $(9,832)    $(70,677)     $253,449
                                                              =========     ========    =========     ========
       Earnings (loss) per share:
            Basic                                             $  (0.71)     $ (0.27)    $  (1.81)     $   7.29
                                                              =========     ========    =========     ========
            Diluted                                           $  (0.71)     $ (0.27)    $  (1.81)     $   4.23
                                                              =========     ========    =========     ========
       Shares used in pro forma per share calculation:
            Basic                                                39,062       35,957       39,054       34,757
                                                              =========     ========    =========     ========
            Diluted                                              39,062       35,957       39,054       59,971
                                                              =========     ========    =========     ========


                The pro forma information provided should not be construed to be indicative of the Company's results of operations had the acquisition been consummated on the date assumed, and are not intended to project the Company's results of operations for any future period.


(5)      CHANGES IN EQUITY


                    In  August  2001,  holders  of  9,225  shares  of  Series  B
         Preferred Stock converted their shares into 36,900 shares of the Company's common stock in accordance with the terms of the Series B Preferred Stock agreement.


(6)      SEGMENT REPORTING


                During the third quarter of 2001, the Company adopted a new management reporting structure as the Company's business plan has evolved, which changed the manner in which the Company reports its operating segments. The information for 2000 has been restated from the prior year presentation in order to conform to the new operating segment presentation.

                The Company has three reportable segments: Managed Hosting, Professional Services and Carrier Operations. As discussed in Note 3, the Company sold the majority of its carrier operations in the first quarter of 2000 and began pursuing a new business strategy in the Managed Hosting business in the second quarter of 2000. In September 2000, the Company acquired its Professional Services business through the acquisition of VIS-able. Only the TNC operation held for sale remained in the Carrier Operations segment at September 30, 2001 and December 31, 2000. Subsequent to September 30, 2001, the Company completed the sale of TNC, and accordingly, will have no carrier operations remaining after the date of sale. Company management views the three distinct business strategies as different business segments when making operating and investment decisions and for assessing performance.

                The Managed Hosting segment derives revenues primarily from the delivery of services including Internet networking, applications and value-added services, infrastructure, and systems support. The Professional Services segment derives revenues primarily from Internet-based applications, systems development, and content management support. The Carrier Operations segment derived revenues primarily from voice, data and other telecommunication services. There were no intersegment revenues in 2001 or 2000.

                Financial information for the Company's reportable segments is as follows:

                                                   Three Months Ended                  Nine Months Ended
                                                      September 30,                      September 30,
                                                      -------------                      -------------
                                                     2001          2000            2001            2000
                                                     ----          ----            ----            ----

         REVENUES:
              Managed Hosting...............       $     984       $     --     $    1,873     $     --
              Professional Services.........             701            186          3,306           186
              Carrier Operations............           1,471          1,179          3,819         7,316
                                                   ---------       --------     ----------     ---------
                    Total revenue...........       $   3,156       $  1,365     $    8,998     $   7,502
                                                   =========       ========     ==========     =========

         NET INCOME (LOSS):
              Managed Hosting...............       $(15,260)       $(1,791)     $ (38,076)     $   3,091
              Professional Services.........        (12,320)          (154)       (14,563)         (154)
              Carrier Operations............              --        (4,097)            --        257,991
                                                   ---------       --------     ----------     ---------
                     Total net income (loss).      $(27,580)       $(6,042)     $ (52,639)     $ 260,928
                                                   =========       ========     ==========     =========

                                                  September 30,  December 31,
         TOTAL ASSETS:                             2001             2000
                                                   ----             ----
              Managed Hosting...............       $ 197,188       $215,376
              Professional Services.........           1,550         15,191
              Carrier Operations............           1,350          1,350
                                                   ---------       --------
                    Total assets............       $ 200,088       $231,917
                                                   =========       ========

                Included in the results above are non-cash asset impairment charges of $2.5 million and $10.7 million in the Managed Hosting and Professional Services segments, respectively, for the third quarter of 2001.


(7)      CONTINGENCIES

                Since July 14, 1999, Worldport and certain of its former officers have been named as defendants in multiple shareholder class action lawsuits filed in the United States District Court for the
         Northern District of Georgia. On or about March 21, 2000, a Consolidated Complaint was filed which adds The Heico Companies, LLC and Michael E. Heisley, Sr. as defendants. The plaintiffs in these lawsuits seek to represent a class of individuals who purchased or otherwise acquired the Company's common stock from January 4, 1999 through June 28, 1999. Among other things, the plaintiffs allege that the defendants spoke positively about the Heico financing without disclosing the risk that non-compliance with certain Nasdaq rules in connection with the financing might cause Worldport to be delisted from Nasdaq. The plaintiffs further allege the subsequent disclosure that Worldport might be delisted from Nasdaq adversely affected the value of the Company's common stock. The plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seek unspecified compensatory damages, interest, attorneys' fees and costs of litigation. A proposed settlement was reached by the parties on terms reflected in a Stipulation of Compromise and Settlement dated July 20, 2001. This settlement was approved by the Court on October 19, 2001 and has been entirely funded by insurance. There can be no assurance that an appeal will not be taken or that there will not be additional claims asserted by class members who opt out of the settlement. However, the outcome of this matter is not expected to have a material adverse effect on the consolidated financial position or results of operations of the Company.

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



         OVERVIEW
         --------

         WORLDPORT'S STRATEGY

                Worldport's vision is to be the partner of choice in accelerating its customers' eBusiness strategies through their adoption of Intranets and the Internet to enhance, streamline and extend their business processes. Worldport offers a broad portfolio of services including Internet networking, applications and consulting services, infrastructure and systems support. We plan to achieve preferred partner status by delivering a portfolio of managed services, which leverages our managed hosting platform, including our highly secure and resilient Internet infrastructure, our proprietary business management systems and processes, and our world-class consulting and support teams.

                The Company's target customers are large  corporations  (greater than 500 employees) and medium enterprises (between 50 and 500 employees). Medium enterprises account for 32% of the market and this target market is expected to grow the fastest. Currently, medium enterprises represent 58% of the Company's installed customer base.

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


         WORLDPORT'S DEVELOPMENT

                The Company started building its Managed Hosting business in early 2000. Since this time, significant progress has been made in building and developing this business. Today, Worldport has built a proprietary managed service software platform and has Internet solution centers ("ISC's") in London, Stockholm, Frankfurt and the SuperCentre in Dublin, Ireland capable of delivering a full portfolio of managed service solutions. In addition, the Company has professional service resources in Sweden providing application design and development for customers on a pan-European basis. Worldport planned to establish between three and five ISC's in Europe by the end of 2001. It has achieved this goal six months in advance of its plan.

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

                In April 2001, Worldport acquired hostmark entities in the U.K., Sweden and Germany ("hostmark") for 5.1 million shares of common stock. The acquisition of hostmark provided Worldport with ISC's in London, Stockholm and Frankfurt. The hostmark company completed construction of the London ISC in January 2001, the Stockholm ISC in May 2001 and the Frankfurt ISC in June 2001. The company had minimal revenues when we completed the transaction, as only one ISC was open for business. However, the acquisition of hostmark did bring a sales pipeline, a direct sales force and sales channels to Worldport. All ISC's will operate on a common systems platform with the SuperCentre improving efficiency and providing a higher level of support to customers on a pan-European basis. Hostmark was integrated with Worldport's financial systems in July 2001 and we plan to have all business support systems integration work completed by year-end.

                At the time of the acquisition, the addition of hostmark increased the Company's monthly cash operating costs from $2.5 to $5.0 million and had increased the total number of employees to approximately 350. In response to this, following the acquisition of hostmark, Worldport initiated an aggressive integration program to rapidly identify and eliminate operational and system redundancies in the two companies and to further streamline the combined business. By the end of the third quarter of 2001, approximately 120 employees had been made redundant and eliminated as a result of this integration program. Additionally, the Company shut down the unprofitable U.S. and U.K. professional services operations and took steps toward further cost alignment in its Swedish professional services operation. As a result, Worldport currently employs approximately 205 employees, consisting of 34 people in sales and marketing, 100 in hosting operations and customer support, 45 people in our professional services business and the remainder supporting general and administrative functions.

                The Company's statement of operations for the third quarter of 2001 includes $1.3 million of expenses related to employee severance costs, termination penalties for excess bandwidth contracts and lease disposition costs associated with the current quarter integration activity to streamline the combined business. The goal of this integration program was to reduce the monthly cash operating losses to approximately $2.9 million by the end of September 2001. We are currently very close to that target and the monthly cash operating loss will continue to decrease as we add new customers and increase our monthly revenue while continuing our focus on expense reduction.

         THE MARKET

                The European market is being driven by a shift in corporations to Internet protocols ("IP") and Web-based applications to improve customer service and improve internal business processes that result in lower costs. Corporations appear to have accepted that IP-based business solutions can provide a competitive advantage and are now considering how to implement the range of applications available to them.

              The Yankee Group estimates the global managed services market will grow from $3.2 billion today to $27.5 billion by 2005. The European Web hosting market is projected to grow significantly and is estimated to grow into a $5 billion to $15 billion market by 2004 according to IDC. The European Web hosting market is estimated to be approximately $500 million today. Worldport's current strategy is to focus on four markets (Ireland, Sweden, U.K. and Germany) and multinational companies and medium enterprises that operate in those countries. This market is estimated to be $320 million today, growing to between $2.2 billion and $7.8 billion by 2004, according to IDC and Schroder Salomon Smith Barney.

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

                The Worldport strategy has been, since its inception, to build a pan-European Managed Service solutions business and the investments in facilities have been constructed with this intention. As a result, Worldport has the team and facilities in place today to support current and projected managed services requirements without the need for additional significant capital investment.


         WORLDPORT'S PRODUCT PORTFOLIO

         -----------------------------------------------------------------------
         Managed        Worldport's  Managed  Hosting  products are  principally
         Hosting        provided on the following system  configurations:
                        Microsoft  Windows  NT  and  2000  on  Compaq  hardware,
                        Solaris  on Sun  hardware  and  Linux  Red  Hat on  Dell
                        hardware.  The modular managed hosting product  includes
                        redundant,   diversely   routed,   tiered  or  burstable
                        bandwidth, multiple levels of connectivity, 24x7 network
                        security, RAID disk array, daily data backups,  off-site
                        vault data storage,  24x7 network and server monitoring,
                        24x7 technical support,  server capacity  monitoring and
                        reporting   including  CPU,  disk  capacity  and  memory
                        utilization, and graphical advanced reports with visitor analysis data.

                        Worldport  also  provides  a  flexible   environment  to
                        support  the  software
         -----------------------------------------------------------------------

         -----------------------------------------------------------------------
                        and sophisticated application hosting requirements of larger configurations. It is able to provide Virtual Local Area Network configurations, high availability database solutions, complex database management, and specifically assigned technical account managers.

         -----------------------------------------------------------------------
         Value-Added    Worldport  is able to  provide  load  balancing;  daily,
         Services       weekly,  monthly  and  annual  server  traffic  reports;
                        managed firewall and security services.

                        In  addition,  the  Company's  managed  storage  service
                        provides a highly scalable and flexible solution for the
                        centralized  storage and  management of large amounts of
                        customer  data.  The Worldport  storage  solution  (EMC)
                        provides  customers with multiple  Terabytes of data and
                        offers the ability to store data in  on-line,  near-line
                        or off-line configurations. Instant copies and snapshots
                        of customer  data can be generated  as required  without
                        any impact upon performance and all customer devices are
                        connected   using    high-speed    optical    networking
                        technology.
         -----------------------------------------------------------------------
         Professional   Worldport provides Internet-based applications,  systems
         Services       development, and content management support.
         -----------------------------------------------------------------------
         Connectivity Worldport offers customers connectivity with burstable to Internet bandwidth available on a tiered basis from 256kbps to
                        100Mbps.
         -----------------------------------------------------------------------
         Custom Suites  Dedicated,   private   and  secure   hosting   rooms  of
                        approximately 1,000 square feet.
         -----------------------------------------------------------------------
         Colocation     Secure cabinets or fixed shelves, leveraging Worldport's
                        ISC infrastructure.
         -----------------------------------------------------------------------


         WORLDPORT'S CAPABILITY AND DIFFERENTIATION

                The  Managed  Hosting  business  requires   operational  support
         systems capable of monitoring individual servers, software applications and telecommunication network activity. Today, there are a number of software applications that have different functionality from basic alarm and activity monitoring to comprehensive fault and alarm detection and reporting. Medium and large enterprises need comprehensive monitoring and management of hardware and software to ensure that critical Web applications are available 100% of the time and these customers are looking for managed service providers to provide service level agreements ("SLA") that ensure availability of systems. SLA's are commitments for the delivery of minimum service levels. These service commitments relate to the availability and performance of both hardware and software. Comprehensive systems are required to deliver customized and complex SLA's.

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

                The development of BOSS began in September 2000 and was completed in June 2001. To date we have invested approximately $16 million on the development of the BOSS system. All Worldport operations will use the BOSS system and the Company is currently in the process of converting the hostmark operations to this platform. We expect all operations to be on BOSS by the end of 2001.

                The implementation of a common systems platform provides Worldport the opportunity to have all customers on a common systems platform and will lower future systems costs and allow us to consistently provision Managed Hosting services to customers on a pan-European basis. We believe that BOSS will force our competitors in the managed service business to invest in systems and add or convert existing systems in order to provide competitive services on a cost efficient basis.

         WORLDPORT'S SALES AND MARKETING

                We were focused on building our facilities, product portfolio and technical support resources through the end of 2000. Starting in 2001, we were able to proactively sell our managed service offerings in Ireland through a direct sales force. The hostmark acquisition expanded the pan-European market opportunity, the direct sales staff and sales channels in the U.K. and Sweden. The hostmark sales force and channels have been integrated with Worldport and hostmark was re-branded under the Worldport name during the third quarter of 2001.

                In the third quarter of 2001, we re-energized our sales organization and recruited new, experienced sales people and channel partners to sell our full compliment of managed hosting services.

                As a result of these efforts, we added 13 new customers to the Managed Hosting business in the third quarter 2001, including the largest single order in the history of the Company at over $1 million in annualized revenue. We also sold 10 new contracts to our existing customer base, resulting in a 12% upselling success rate at an average of $36,000 per new contract.

                Currently, the average monthly revenue per server for the Company's Managed Hosting business is above $4,500. The average annualized contract value is approximately $80,000 and the average contract life is approximately 18.6 months. Managed service revenue represents 76% of the Managed Hosting business and collocation service revenue represents the remaining 24%.


         WORLDPORT'S OUTLOOK

                The economic downturn of 2001 and the September 11th, 2001 events in New York and Washington D.C. have had an impact on Europe, causing corporations to defer IT spending into the future. We are seeing a lengthening in companies' decision processes, which has increased the sales cycle in our Managed Hosting business. In addition, our professional services business in Sweden is seeing a decline in revenue as there is excess capacity in the Swedish consulting market, major pricing pressures, and slower customer decisions related to new IT projects.

                The Company believes that these conditions, as well as the increasing level of competition in the Web hosting and Internet infrastructure markets, have had an adverse effect on Worldport's ability to achieve near term revenue momentum and, if it continues, may threaten to erode the financial resources of the Company more rapidly than planned.

                Therefore, the Company is reviewing various alternatives to its existing business plan. As part of this review, the Company may consider, among other alternatives, partnering with a strategic investor, taking additional actions to reduce its operating expenditures, closing one or more facilities or selling all or part of the Company's assets or operations. The Company has engaged Schroder Salomon Smith Barney to assist the Company in its efforts to explore and evaluate various strategic and financial alternatives. The Company paid significant U.S. taxes in 2000 as a result of the gain on the sale of its EnerTel subsidiary, therefore the realization of a loss on the sale or closing of any of the Company's facilities could give rise to a tax refund.



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

                Revenues for the quarter and nine months ended September 30, 2001 and 2000, respectively, consisted of revenue from the following sources:

                                  Three Months Ended         Nine Months Ended
                                     September 30,              September 30,
                                     -------------              -------------
                                      2001      2000         2001        2000
                                      ----      ----         ----        ----
         Managed Hosting             $ 984     $  --      $ 1,873       $  --
         Professional Services         701       186        3,306         186
         Carrier Operations          1,471     1,179        3,819       7,316
                                   -------   -------      -------     -------
                Total revenue      $ 3,156   $ 1,365      $ 8,998     $ 7,502
                                   =======   =======      =======     =======

                Revenue by quarter for 2001 was as follows:

                                    First     Second     Third      Year-
                                   Quarter    Quarter   Quarter    To-Date
                                   -------    -------   -------    -------
         Managed Hosting             $ 302      $ 587     $ 984    $ 1,873
         Professional Services       1,099      1,506       701      3,306
         Carrier Operations          1,081      1,267     1,471      3,819
                                   -------    -------   -------    -------
                Total revenue      $ 2,482    $ 3,360   $ 3,156    $ 8,998
                                   =======    =======   =======    =======


                Managed Hosting revenue consists of monthly fees on services including Internet networking, applications and value-added services, infrastructure and systems support. The Company generally enters into contracts with its customers to provide these services. These contracts range in term from one to three years and generally have no early termination provisions. Managed Hosting revenue for the current quarter was $1.0 million, a 67% increase from the second quarter of 2001, reflecting the continued addition of new customers and the addition of new services to existing customers. The Company did not start providing Managed Hosting services until October 2000, therefore Managed Hosting revenue was zero for the quarter and nine months ending September 30, 2000.

                Professional Services revenue consists primarily of consulting services related to Internet-based applications, systems development, and content management support. The Company generally sells these services on a short-term project basis. Professional services revenue for the current quarter was $0.7 million and was 53% lower than the second quarter of 2001. As discussed earlier, the Company shut down the unprofitable U.S. and U.K. professional services operations in the third quarter. Additionally, our professional services business in Sweden is seeing a decline in revenue as there is excess capacity in the Swedish consulting market, major pricing pressures, and slower customer decisions related to new IT projects. Professional services revenue for both the quarter and nine months ending September 30, 2000 represents only 15 days of activity, as the Company acquired its professional services provider, VIS-able, on September 15, 2000.

                Carrier Operations revenue consists of telecommunications services provided by the Company's sold and held for sale operations. The Company sold its Netherlands carrier business, EnerTel, in January 2000, and just completed the sale of its remaining carrier business, TNC, in October 2001. TNC generated $1.5 million of revenue in the current quarter.

                Cost of services for the three and nine months ended September 30, 2001 was as follows:

                                          Three Months Ended   Nine Months Ended
                                              September 30,       September 30,
                                          -----------------     ---------------
                                             2001     2000      2001      2000
                                             ----     ----      ----      ----
         Managed Hosting                    $7,406   $ --      $15,502      $ --
         Professional Services                 810      110      2,366       110
         Carrier Operations                    886      896      2,419     4,739
                                            ------   ------    -------    ------
               Total cost of services       $9,102   $1,006    $20,287    $4,849
                                            ======   ======    =======    ======

                Cost of services for Managed Hosting consists primarily of:

               o salaries and benefits on Managed Hosting direct labor employees,
               o depreciation expense on revenue-generating assets at the Company's ISC's, and
               o    facility and bandwidth costs for the ISC's.

                Cost of services for Managed Hosting currently exceeds revenue as a result of excess capacity in the Company's ISC's. As this excess capacity is utilized, revenues are expected to increase at a much faster pace than costs. Cost of services for Managed Hosting includes an accrual of $0.5 million in the third quarter of 2001 related to estimated termination penalties for excess bandwidth contracts associated with current quarter integration activity to streamline the combined business. Excluding this nonrecurring charge, cost of services for Managed Hosting increased 34% from the second quarter of 2001 due primarily to a full quarter of costs from the hostmark operations, which were acquired at the end of April 2001, and an increase in bandwidth costs as we increased our available capacity in Europe. There were no cost of services for Managed Hosting for the quarter and nine months ended September 30, 2000, as the hostmark operations were acquired in April 2001 and the Dublin SuperCentre was opened in October 2000.

                Cost of services for Professional Services consists primarily of salaries and benefits for in-house consultants as well as fees paid to third party consulting firms for out-sourced professionals. Cost of services for Professional Services for the nine months ended September 30, 2001 was $2.4 million, representing a year-to-date gross margin of 28%. Third quarter 2001 cost of services for Professional Services of $0.8 million exceeded third quarter revenue, as revenue was lower than expected resulting in excess capacity with our in-house consultants. By the end of the third quarter, the Company had taken steps to shut down its unprofitable U.S. and U.K. professional services operations and further align costs in its Swedish professional services operation in recognition of the lower revenue levels. Cost of services for Professional Services for the quarter and nine months ended September 30, 2000, of $0.1 million only included 15 days of activity for VIS-able (acquired in September 2000).

                Selling, general and administrative ("SG&A") expenses for the quarter ended September 30, 2001 and 2000 were $9.8 million and $5.2 million, respectively. These costs primarily represented:

               o salaries and benefits for marketing, sales and support personnel,
               o    facility costs for offices other than the ISC's, and
               o professional services associated with the execution of the current business plan.

                The third quarter of 2001  represents  the first full quarter of costs from the hostmark operations, which were acquired at the end of April 2001. Current quarter expenses include $0.8 million related to employee severance costs and lease disposition costs associated with current quarter activity to streamline the combined Worldport and hostmark businesses. Excluding this nonrecurring charge, SG&A expense for the third quarter of 2001 was 72% higher than SG&A expenses for the prior year third quarter. SG&A expense for the nine months ended September 30, 2001 and 2000 were $25.8 million and $16.8 million, respectively. Of the year to date 2000 results, approximately $9.0 million was primarily related to the wind down of the carrier operations. The increase over last year in SG&A expense in both the three and nine month periods was primarily the result of the acquisition of VIS-able in September 2000 and the acquisition of hostmark in April 2001.

                In the third quarter of 2001, the Company compared the carrying value of the VIS-able long-lived assets with their estimated future undiscounted cash flows and determined that an impairment loss had occurred. The carrying value was then compared to the estimated future discounted cash flows and the excess carrying value of $13.2 million was recorded as a non-cash asset impairment charge.

                Depreciation and amortization expense was $4.3 million and $10.7 million for the quarter and nine months ended September 30, 2001, respectively. Current year results primarily consisted of depreciation expense on non-revenue generating assets in the Company's ISC's and goodwill amortization expense from the acquisition of VIS-able of $0.8 million and $2.5 million for the three and nine months ended September 30, 2001, respectively. Goodwill is being amortizing over a five-year period. Depreciation and amortization expense of $0.7 million and $1.6 million for the quarter and nine months ended September 30, 2000, respectively, was significantly lower than current year levels as the Dublin SuperCentre did not open until October 2000 and VIS-able and hostmark were not acquired until mid- September 2000 and April 2001, respectively.

                Other income and expense consists of interest income and expense, gains and losses on the sale of assets and other non-operating items, including realized foreign exchange gains and losses. The Company earned interest income of $1.0 million and $4.2 million for the quarter and nine months ended September 30, 2001, respectively, and $3.4 million and $11.6 million for the three and nine months ended September 30, 2000, respectively. This interest income was attributable to the Company's cash and cash equivalents remaining from the January 2000 sale of EnerTel and has steadily decreased as the Company has used that cash to fund operations and capital expenditures. The $353.1 million gain on sale of EnerTel in the first quarter of 2000 was reduced in the third quarter of 2000 primarily to recognize a $6.0 million refund of the purchase price made to Energis in November 2000 upon the resolution of certain sale contingencies. Other income of $2.6 million for the nine months ended September 30, 2000 primarily represented foreign exchange gains and losses incurred by EnerTel prior to its sale.

                A $4.8 million tax benefit has been recorded in the first nine months of 2001 to recognize current year U.S. tax losses, which can be carried back against 2000 taxable income for a refund, and the release of a valuation allowance on a deferred tax asset that has now been deemed realizable. An $85.0 million tax provision was recorded in the first quarter of 2000 based on a preliminary estimate of the tax due on the sale of EnerTel, offset partially by the realization of the Company's net operating loss carry forwards from previous years that had not been benefited for tax purposes. This amount was subsequently reduced by $2.4 million in the third quarter of 2000 due primarily to the tax impact of the $6.0 million reduction in the sale price of EnerTel discussed above.

                As a result, the Company had net losses of $27.6 million and $52.6 million in the quarter and nine months ending September 30, 2001, respectively. In 2000, the Company incurred a net loss of $6.0 million in the third quarter and had net income of $260.9 million in the nine months ending September 30, 2000.


         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

                The Company's current operations have been financed by the cash received from the sale of EnerTel. The Company had cash and marketable securities held-for-sale of $83.3 million and $132.4 million, and working capital of $63.1 million and $125.7 million, at September 30, 2001 and December 31, 2000, respectively.

                Operations used $20.9 million and $33.3 million in the quarter and nine months ended September 30, 2001, respectively, due primarily to operating losses and changes in working capital, which included the third quarter settlement of approximately $15.8 million of liabilities assumed in the hostmark acquisition. A VAT refund of 9.1 million Euros (approximately $7.8 million) was received in the second quarter of 2001 from the Irish revenue agency. Operating activities used $3.3 million and $53.8 million in the quarter and nine months ended September 30, 2000, respectively, due primarily to operating losses and the second quarter payment of income taxes attributable to the gain on sale of EnerTel in 2000.

                Investing activities used $14.4 million during the third quarter of 2001 for the purchase of marketable securities and capital expenditures related primarily to the Company's BOSS systems. Investing activities used $23.8 million during the nine months ended September 30, 2001. Year-to-date capital expenditures of $21.3 million, primarily for customer equipment and the Company's ISC's and BOSS systems, and the $11.0 million purchase of marketable securities were partially offset by the cash acquired in the hostmark acquisition and the proceeds from the sale of certain assets. Investing activities used $63.5 million in last year's third quarter, which consisted of $39.7 million of construction costs associated with the build-out of the Dublin SuperCentre, $17.7 million for the acquisition of VIS-able, and the $6.0 million refund of the purchase price made to Energis upon the resolution of certain sale contingencies. Investing activities for the nine months ended September 30, 2000 provided $391.1 million, primarily consisting of the proceeds from the EnerTel sale transaction of $453.2 million, offset partially by year-to-date capital expenditures of $44.4 million and the acquisition of VIS-able for $17.7 million. The Company's capital spending levels are not expected to continue at historical levels now that the ISC buildouts are substantially complete.

                Financing activities used $1.0 million and $2.7 million during the three and nine months ended September 30, 2001, respectively, for principal payments on capital leases. Financing activities used $158.9 million in the first nine months of 2000 and primarily related to the repayment of the Interim Loan Facility and a related party note payable from the proceeds of the EnerTel sale transaction.

                As described above, the Company acquired hostmark for 5.1 million shares of the Company's common stock. The purchase price of $12.0 million was based on the value of the common stock on the date of acquisition plus certain transaction fees and expenses. The historical cost of the net assets acquired ($74.0 million) was significantly higher than the purchase price. Accordingly, the $62.0 million excess was allocated to proportionately reduce the value assigned to non-current assets acquired. In connection with the acquisition, the Company recorded accruals of $2.1 million for employee termination costs and $1.2 million for estimated lease disposition costs.

                At the end of October 2001, Worldport's cash and marketable securities held-for-sale were approximately $77.5 million, which at the current revenue and expense run rates should allow the Company to operate into 2003. However, the Company believes its rate of revenue generation has been, and may continue to be, adversely impacted by the economic slowdown and the decrease in spending on IT services. Unless the Company's rate of revenue generation significantly increases, the Company's cash resources may not allow it to reach a point of positive cash flow before its cash balances are exhausted.

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


         RECENT ACCOUNTING PRONOUNCEMENTS
         --------------------------------

                 In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FASB Statement No. 133," which is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and transactions involving hedge accounting. The Company adopted SFAS No. 133, as amended, on January 1, 2001, which had no impact on the consolidated financial statements.

                 In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. Under SFAS No. 142, goodwill amortization ceases when the new standard is adopted. In the nine months ended September 30, 2001, the Company recorded $2.5 million of goodwill amortization. SFAS No. 142 also requires an initial goodwill impairment assessment in the year of adoption and an impairment test on an annual basis or earlier if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company will adopt this standard at the beginning of its 2002 fiscal year. It is expected that adoption of this statement will have no impact on the Company's consolidated financial statements.

                In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The statement provides a single accounting model for long-lived assets to be disposed of. The Company will adopt SFAS No. 144 at the beginning of its 2002 fiscal year. The Company is currently evaluating the impact this new accounting standard may have on its financial position or results of operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                Substantially all of the Company's operations are in Europe, and the revenue and expenses of those operations are denominated in local currencies. Due to the volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results. The Company uses derivative instruments to hedge its foreign currency exposure only on a limited basis, and had no foreign currency hedge contracts outstanding at September 30, 2001. As a result, the Company may incur gains and losses on foreign currency fluctuations. Other foreign exchange gains and losses recorded in income were gains of $0.2 million and $0.1 million for the quarter and nine months ended September 30, 2001, respectively, and $2.6 million for the nine months ended September 30, 2000. There were no foreign exchange gains or losses included in income for the third quarter of 2000.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

                Since July 14, 1999, Worldport and certain of its former officers have been named as defendants in multiple shareholder class action lawsuits filed in the United States District Court for the
         Northern District of Georgia. On or about March 21, 2000, a Consolidated Complaint was filed which adds The Heico Companies, LLC and Michael E. Heisley, Sr. as defendants. The plaintiffs in these lawsuits seek to represent a class of individuals who purchased or otherwise acquired the Company's common stock from January 4, 1999 through June 28, 1999. Among other things, the plaintiffs allege that the defendants spoke positively about the Heico financing without disclosing the risk that non-compliance with certain Nasdaq rules in connection with the financing might cause Worldport to be delisted from Nasdaq. The plaintiffs further allege the subsequent disclosure that Worldport might be delisted from Nasdaq adversely affected the value of the Company's common stock. The plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seek unspecified compensatory damages, interest, attorneys' fees and costs of litigation. A proposed settlement was reached by the parties on terms reflected in a Stipulation of Compromise and Settlement dated July 20, 2001. This settlement was approved by the Court on October 19, 2001 and has been entirely funded by insurance. There can be no assurance that an appeal will not be taken or that there will not be additional claims asserted by class members who opt out of the settlement. However, the outcome of this matter is not expected to have a material adverse effect on the consolidated financial position or results of operations of the Company.

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



ITEM 2.  CHANGES IN SECURITIES

                None.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

              None.

         (b)  REPORTS ON FORM 8-K

              The Company filed a Current Report on Form 8-K/A-1 on July 10, 2001 to amend the May 10, 2001 Form 8-K to include audited financial statements of the acquired business and pro forma financial statements.

SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               WORLDPORT COMMUNICATIONS, INC.


         Date:    November 14, 2001            by:       /s/ John T. Hanson
                                                       -------------------------
                                                       John T. Hanson
                                                       Chief Financial Officer