Form 10-K405
period 2001-12-31
WORLDPORT COMMUNICATIONS INC
filed 2002-04-01
CIK 857847

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                                          NAMES OF EACH EXCHANGE
                                          ----------------------
      TITLE OF EACH CLASS                   ON WHICH REGISTERED
      -------------------                   -------------------
            None                                    None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                        Common Shares, $0.0001 Par Value

     Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 25, 2002, 38,087,252 shares of Registrant's common stock were outstanding.

     The aggregate market value of the Registrant's common stock held by non-affiliates on March 25, 2002 was approximately $15.5 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2000. Portions of such Proxy Statement are incorporated by reference in Part III of this report.

                         WORLDPORT COMMUNICATIONS, INC.

                         2001 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS



                                                                            PAGE
                                                                            ----
                                     PART I
     Item 1     Business                                                       4
     Item 2     Properties                                                    10
     Item 3     Legal Proceedings                                             10
     Item 4     Submission of Matters to a Vote of Security Holders           11
     Item 4A    Executive Officers of the Registrant                          12

                                     PART II
     Item 5     Market for Registrant's Common Equity and Related             13
                    Stockholder Matters
     Item 6     Seletected Financial Data                                     14
     Item 7     Management's Discussion and Analysis of Financial             16
                    Condition and Results of Operations
     Item 7A    Quantitative and Qualitative Disclosures about Market Risk    26
     Item 8     Financial Statements and Supplementary Data                   27
     Item 9     Changes in and Disagreements with Accountants on              55
                    Accounting and Financial Disclosure

                                    PART III
     Item 10    Directors and Executive Officers of the Registrant            56
     Item 11    Executive Compensation                                        56
     Item 12    Security Ownership of Certain Beneficial Owners and           56
                    Management
     Item 13    Certain Relationships and Related Transactions                56

                                     PART IV
     Item 14    Exhibits, Financial Statement Schedules and Reports on        57
                    Form 8-K
                Signatures                                                    58

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


ITEM 1.   BUSINESS

COMPANY BACKGROUND

      Worldport Communications, Inc. ("the Company" or "Worldport") was originally organized as a Colorado corporation under the name Sage Resources, Inc. in January 1989 to evaluate, structure and complete mergers with, or acquisitions of, other companies. Worldport remained inactive until 1996 when the Company's domicile was changed to Delaware and the name was changed to Worldport Communications, Inc.

      From 1997 to 1999, Worldport was a facilities-based global telecommunications carrier offering voice, data and other telecommunications services to carriers, Internet service providers, medium and large corporations and distributors and resellers. We primarily operated through a number of acquired subsidiaries in Europe and the United States. The core of our operations and the source of a significant portion of our revenues was our EnerTel subsidiary, the leading second network operator in the Netherlands.

      To finance certain acquisitions, the Company borrowed $120 million in June 1998 under an Interim Loan Facility. In order to meet our obligations under the Interim Loan Facility, which originally matured on June 23, 1999 and was extended until November 18, 1999, we sold substantially all of our material assets during the first quarter of 2000.

      In November 1999, through Worldport International, Inc. ("Worldport International"), our wholly-owned subsidiary, we entered into a series of agreements with Energis plc ("Energis") to sell our 85% stake in the issued and outstanding shares of Worldport Communications Europe Holding B.V., the parent company of EnerTel, N.V., and associated subsidiaries and assets ("EnerTel"). This sale transaction was consummated in January 2000 for $453.2 million, net of certain transaction expenses. The Company applied a portion of the net proceeds realized from the sale to repay existing debt, including debt incurred under the Interim Loan Facility, trade credit and other liabilities, and paid U.S. federal income taxes on the gain of approximately $57 million.

      In March 2000, we sold our subsidiary, International InterConnect, Inc. ("IIC"), and we assigned certain leasehold and equipment rights relating to our Miami switch operations to a subsidiary of Centennial Communications Corp. for a cash payment and the assumption of certain liabilities.

      As a result of these transactions, we received approximately $453.2 million in cash, and Energis assumed approximately $29.9 million of Worldport's liabilities. A portion of the net proceeds realized from the sale was used to repay existing debt, including the Interim Loan Facility, trade credit and other liabilities.

      In the second quarter of 2000, we announced a new business strategy focused on the delivery of Internet solutions to global companies doing business in the European marketplace. The choice of this new strategy was a result of extensive investigation by the Company, through our independent consultants, to assess growth opportunities in the telecommunication and related industries and to verify high potential markets for these industries.

      Pursuant to this strategy, we invested over $40 million to construct a new Internet solutions SuperCentre in Dublin, Ireland, which became operational in October 2000. In September 2000, we purchased VIS-able International AB and its affiliates ("VIS-able"), a Swedish professional services firm specializing in complex systems development and consulting, for approximately $17.7 million. Finally, in April 2001, we acquired hostmark entities in the U.K., Sweden and Germany ("hostmark"), including the assumption of approximately $22 million in liabilities, for 5.1 million shares of common stock. The acquisition of hostmark provided Worldport with Internet solution centers ("ISC's") in London, Stockholm and Frankfurt. Hostmark completed construction of the London ISC in January 2001, the Stockholm ISC in May 2001 and the Frankfurt ISC in June 2001. The hostmark companies had minimal revenues when we completed the transaction, and only one ISC was open for business.

      Following the acquisition of hostmark, we initiated an aggressive integration program to rapidly identify and eliminate operational and system redundancies in the two companies and to further streamline the combined business. Additionally, we shut down the unprofitable U.S. and U.K. professional services operations and took steps toward further cost alignment in our Swedish Professional Services operation. By the end of the third quarter of 2001, we had reduced our total workforce by approximately 41 percent and reduced total monthly operations expense by over 50 percent. Our statement of operations for the third quarter of 2001 included $1.3 million of expenses related to employee severance costs, termination penalties for excess bandwidth contracts and lease disposition costs associated with this integration activity to streamline the combined business.

      After the completion of the Hostmark acquisition we did not achieve the revenue growth in our Managed Hosting business that we had anticipated. We also experienced a decline in revenue in our Swedish Professional Services business. The general economic downturn, the slowdown in technology spending and the lengthening in the sales cycle for Managed Hosting services all contributed to these revenue shortfalls. In addition, our Swedish Professional Services business was negatively effected by excess capacity in the Swedish consulting market, major pricing pressures, and slower customer decisions related to new IT projects for those services. We believed that these conditions, as well as the increasing level of competition and consolidation in the Web hosting and Internet infrastructure markets, would continue to have an adverse effect on our ability to achieve near term revenue targets and, if they continued, could erode the financial resources of the Company more rapidly than planned.

      Therefore, we began a review of various alternatives to our existing business plan. As part of this review, we considered, among other alternatives, partnering with a strategic investor, taking additional actions to reduce our operating expenditures, closing one or more facilities, or selling all or part of the Company's assets or operations. At the beginning of the third quarter of 2001, we engaged Schroder Salomon Smith Barney to assist us in our efforts to explore and evaluate various strategic and financial alternatives.

FOURTH QUARTER 2001 EVENTS

      Following the exploration and review of the strategic alternatives, we determined that it was necessary to dramatically reduce the rate at which our operations were using cash and to minimize our exposure in markets that were experiencing significantly slower than expected market growth. As a result, the Company made a decision to take further restructuring actions and to divest itself of certain assets. Accordingly, we took the following actions in the fourth quarter of 2001:

     o In November 2001, we announced that our Irish subsidiary was ceasing operations at its Dublin, Ireland facility. An orderly shutdown of the Ireland operations was commenced, and was substantially completed by December 31, 2001.

     o In December 2001, we sold the assets and certain liabilities of our Managed Services business in Stockholm to OM Technology AB for $0.9 million, subject to the resolution of a final working capital adjustment. OM also agreed to assume the ownership of Worldport's Stockholm Internet solutions center and the operations at that center, and all customers' contracts.

     o In December 2001, we also sold our Swedish Professional Services business (formerly known as VIS-able International AB) to its employees in a management buyout for $0.9 million, the majority of which is in the form of a note.

     o In December 2001, we placed our German subsidiary, Hostmark GmbH, into receivership under German law.

     o We also took steps to reduce corporate expenses at our Buffalo Grove, Illinois, headquarters in connection with these transactions.

      In connection with these activities, we recorded a restructuring charge of $101.5 million in the fourth quarter of 2001, which consisted of an $84.8 million asset impairment charge to write down the Managed Hosting long-lived assets to their expected net realizable value, facility exit costs of $9.3 million, bandwidth contract termination costs of $4.7 million, severance of $1.3 million, and other related costs of $1.4 million. This restructuring charge is described in more detail in the "Notes to Consolidated Financial Statements" and in "Management's Discussion and Analysis of Financial Condition and Results of Operation".

      In addition, we completed the sale of our remaining carrier business, Telenational Communications, Inc. ("TNC") in October 2001 for $0.4 million.

      Following the completion of these activities, we had completely disposed of our Professional Services segment and shut down or disposed of our Managed Hosting centers in Ireland, Sweden and Germany. We continued to operate our Managed Hosting center in the U.K., where we believed the greatest opportunities for the European Managed Hosting market existed.

RECENT EVENTS

     During the first quarter of 2002, the U.K. Managed Hosting market continued to develop at a much slower rate than anticipated. In addition, increasing industry consolidations and the closure or bankruptcy of competitors in the industry led us to believe that market conditions would not improve in the near future, bringing increased risk to the financial requirements for this business. Therefore, in March 2002, the Company's board of directors made the decision to make no further investment in its U.K. Managed Hosting operation. On March 26, 2002, our U.K. subsidiaries, Hostmark World Limited and Hostmark U.K. Limited, filed a petition for Administration under the United Kingdom Insolvency Act. An administrator has been appointed for these subsidiaries and it is anticipated that he will seek to either reorganize, find new investors, sell or liquidate the U.K. businesses for the benefit of its creditors.

      We intend to record an additional restructuring charge in the first quarter of 2002 relating to the actions taken in the U.K. in March 2002. The Company preliminarily estimates that this charge will be approximately $10 million, consisting of approximately $8 million in facility exit costs, approximately $0.5 million in bandwidth termination costs, and approximately $1.5 million in other related costs.

FUTURE OUTLOOK

      As a result of the transactions described above, and the placement of our U.K. Managed Hosting subsidiaries into Administration proceedings in March 2002, we no longer have active business operations. As of March 28, 2002, we had approximately $65.5 million in cash and marketable securities. As described in more detail in the "Notes to Consolidated Financial Statements" and in "Management's Discussion and Analysis of Financial Condition and Results of Operation", we applied for a tax refund of approximately $57 million in connection with our tax return for the year ended December 31, 2001. Of this amount, approximately $51 million was recorded as a tax receivable in the fourth quarter of 2001 and we anticipate recording an additional tax receivable of approximately $6 million in the first quarter of 2002.

      We are still in the process of finalizing the closure of the operations of our Irish, Swedish, German and U.K. subsidiaries and we have accrued for certain potential liabilities associated with these activities on our consolidated financial statements. The parent corporation, Worldport Communications, Inc. ("Worldport Inc."), is directly liable for certain liabilities related to the operations of our subsidiaries. See "Managements Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" for a more detailed discussion of the liabilities of our subsidiaries and how we have accounted for those liabilities on our consolidated financial statements.

      After completing the shutdown of our subsidiaries and satisfying the parent company's related liabilities, we expect to continue to have significant cash resources. We currently anticipate that after we complete the activities related to exiting these businesses, we will operate with a minimal headquarters staff while we determine how to use these cash resources. Among the alternatives we may consider is the pursuit of acquisition and investment opportunities or a liquidation of the Company. Upon any liquidation, dissolution or winding up of the Company, the holders of our outstanding preferred stock would be entitled to receive approximately $68 million prior to any distribution to the holders of our common stock. Although we may consider investment or acquisition opportunities, we have not identified a specific industry on which we intend to initially focus and have no present plans, proposals, arrangements or understandings with respect to the acquisition of any specific business. We will have broad discretion in determining how to use these cash resources and in identifying and selecting acquisition and investment opportunities. See "Risk Factors".



EMPLOYEES

      As a result of the fourth quarter 2001 and first quarter 2002 transactions described above, we had less than five employees at March 31, 2002. None of our employees are represented by a labor union and we believe that our employee relations are good.

      Jim Martin, our former President and Chief Operating Officer, left the Company in the fourth quarter of 2001. John Hanson, our former Chief Financial Officer, left the Company in the first quarter of 2002.



                                  RISK FACTORS

ANY INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS REPORT.


THE HEICO COMPANIES, LLC AND THE COMPANY'S MANAGEMENT HAS SUBSTANTIAL VOTING CONTROL OVER THE COMPANY.

      In addition to the shares of our Common Stock which are currently outstanding and entitle the holders thereof to one vote per share, we also have outstanding shares of our Series B, C, D, E and G Convertible Preferred Stock, each of which entitle the holders thereof to 40, 40, 1, 10.865, and 1,000 votes per preferred share, respectively. As of March 31, 2002, substantially all of the outstanding preferred stock was owned by The Heico Companies, LLC ("Heico") which, combined with the common stock owned by Heico, represents approximately 71% of our outstanding votes.

     In addition, as of March 31, 2002, our executive officers and directors as a group had an approximately 73% voting interest in our capital stock. Included in the shares owned by our executive officers and directors as a group is the direct voting interest which is held by Heico. Mr. Michael E. Heisley, Sr., Mr. Stanley H. Meadows and Ms. Emily Heisley Stoeckel, all members of our Board of Directors, have an interest in, are employed by, or provide services to, Heico.

      As a result of its voting interest, Heico and/or our directors and executive officers as a group have the power to control the vote regarding such matters as the election of our directors, amendments to our charter, other fundamental corporate transactions such as mergers, asset sales, and the sale of our business, and to otherwise influence the direction of our business and affairs. Additionally, as stockholders of the Company and through their ability to control the election of directors, Heico and/or our executive directors as a group may authorize actions that could have an anti-takeover effect and may delay, defer or prevent a tender offer or takeover attempt that a stockholder might consider in its best interest, including an attempt that might result in the receipt of a premium over the market price for the shares held by such stockholder. Such actions may include creating additional classes of stock with disparate voting rights, creating a classified Board of Directors with staggered terms, prohibiting the stockholders to take any action by a written consent or requiring advance notice for stockholder proposals and director nominations.


WE MAY NOT BE SUCCESSFUL IN RECOVERING OUR ANTICIPATED TAX REFUND.

      In connection with the sale of our EnerTel subsidiary, we recorded a gain of approximately $346.9 million in 2000. As a result, we paid U.S. federal income taxes of approximately $57 million for the tax year ended December 31, 2000. In 2001, we generated a taxable loss of $167.2 million, primarily as a result of the closure of our SuperCentre in Dublin, Ireland in the fourth quarter of 2001. Under U.S. Federal tax law, we can carryback that loss to offset taxable income in previous years, subject to certain limitations, and obtain a refund of U.S. federal income taxes previously paid. On March 13, 2002, we filed our U.S. federal income tax return for the tax year ended December 31, 2001. In connection with that return, we applied for a tax refund of approximately $57 million. Of this amount, approximately $51 million was recorded as a tax receivable in the fourth quarter of 2001 and we anticipate recording an additional $6 million as a receivable in the first quarter of 2002. The Internal Revenue Service may disagree with some of the positions we have taken on our tax return. Therefore, there can be no assurance that we will collect the full amount of this refund.


APPROPRIATE ACQUISITIONS OR INVESTMENT OPPORTUNITIES MAY NOT BE AVAILABLE AND FULL INVESTMENT OF OUR RESOURCES MAY NOT OCCUR IN THE NEAR FUTURE.

      We may use a significant portion of our cash resources to pursue investment and acquisition opportunities. If we decide to seek such opportunities, our future results will be dependent upon our ability to identify, attract and complete desirable acquisition and investment opportunities, which may take considerable time. We may not be successful in identifying, attracting or acquiring desirable acquisition candidates, or in realizing profits from any acquisitions or investments.

      Pending their possible application, we anticipate that our cash resources will be invested in readily marketable, interest-bearing securities. Consequently, until we complete an acquisition, we anticipate that our cash resources will yield only that rate of return earned by such interest-bearing securities. In addition, a portion of our cash resources will be used to pay corporate overhead and administrative costs, and other expenses associated with analyzing and pursuing investment and acquisition opportunities.

      We will have sole and absolute discretion in identifying and selecting acquisition and investment opportunities and in structuring, negotiating, undertaking and divesting of interests in our target companies. We may combine, reorganize, alter the business plan of or sell any of our investments at any time, as we determine is appropriate. You will not be able to evaluate the merits of the acquisition of an interest in, or the reorganization or change in business plans of, any particular company before we take any of these actions. In addition, in making decisions to complete acquisitions and investments, we will rely, in part, on financial projections developed by our management and the management of potential target companies. These projections will be based on assumptions and subjective judgments. The actual results of our associated companies may differ significantly from these projections.


IF WE ARE DEEMED TO BE AN INVESTMENT COMPANY, WE WILL BE FORCED TO COMPLY WITH THE REQUIREMENTS UNDER THE INVESTMENT COMPANY ACT OF 1940, WHICH COULD LIMIT THE FLEXIBILITY OF OUR OPERATIONS.

      U.S. companies that have more than 100 shareholders or are publicly traded in the U.S. and are, or hold themselves out as being, engaged primarily in the business of investing, reinvesting or trading in securities are subject to regulation under the Investment Company Act of 1940. Unless a substantial part of our assets consists of, and a substantial part of our income is derived from, interests in majority-owned subsidiaries and companies that we primarily control, we may be required to register and become subject to regulation under the Investment Company Act.

      If we are deemed to be, and are required to register as, an investment company, we will be forced to comply with substantive requirements under the Investment Company Act, including:

o        limitations on our ability to borrow;

o        limitations on our capital structure;

o        restrictions on acquisitions of interests in associated companies;

o        prohibitions on transactions with affiliates;

o        restrictions on specific investments; and

o compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations.


MEMBERS OF OUR BOARD OF DIRECTORS ARE EXECUTIVE OFFICERS, DIRECTORS AND OWNERS OF COMPANIES THAT MAY COMPETE WITH US FOR INVESTMENT AND ACQUISITION OPPORTUNITIES.

      Michael Heisley serves as Chairman of the Board of Worldport and his daughter, Emily Heisley Stoeckel, also serves as a member of our Board. Mr. Heisley and Ms. Stoeckel are also directors, officers and owners of The Heico Companies LLC ("Heico") and certain of its affiliates. Mr. Heisley and his family members control all of the outstanding ownership interests of Heico. Mr. Meadows is a director and assistant secretary of the Company and is an officer and director of Heico and certain of its affiliates. Heico owns and operates a portfolio of diverse businesses and, historically, has actively acquired and invested in a variety of businesses. Therefore, Heico could be in competition with the Company in pursuing investment and acquisition opportunities. Mr. Heisley, Ms. Stoeckel and Mr. Meadows owe a duty of loyalty and a duty of care under Delaware law to both the Company and to Heico. These duties obligate them to present certain business opportunities to the company to which they owe the duties before pursuing such opportunities themselves. In addition, there are no contractual or other restrictions on Mr. Heisley, Ms. Stoeckel or Mr. Meadows which would restrict them from acquiring, owning or operating any business, including any business that competes with us or any of our subsidiaries. Therefore, these individuals may have conflicts of interest in determining to which of these entities, if any, a particular relevant business opportunity should be presented.


WE HAVE BROAD DISCRETION IN USING OUR RESOURCES AND MAY NOT USE THEM IN A MANNER THAT OUR STOCKHOLDERS WOULD PREFER.

      We have not identified specific uses for a substantial portion of our resources, and we have broad discretion in how we use them. Although we may consider investment or acquisition opportunities, we have not identified a specific industry on which we intend to initially focus and have no present plans, proposals, arrangements or understandings with respect to the acquisition of any specific business. We may consider investment and acquisition opportunities outside of the telecommunications and technology sector. You will not have the opportunity to evaluate the economic, financial or other information on which we base our decisions on how to use the proceeds. The failure of our management to apply the funds effectively could have a material adverse effect on our financial condition and performance.

WE MAY FINANCE ACQUISITIONS BY ISSUING ADDITIONAL CAPITAL STOCK OR INCURRING SUBSTANTIAL DEBT, BOTH OF WHICH COULD HAVE NEGATIVE CONSEQUENCES.

      We may use a substantial portion of our resources to pursue investment and acquisition opportunities and, to a much lesser extent, for general corporate expenses. The timing, size and success of our investment and acquisition efforts and any associated capital commitments cannot be readily predicted.

      We may raise additional funds to complete such investments or acquisitions. Generally, our board of directors has the power to issue new equity (to the extent of authorized shares) without shareholder approval. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then current shareholders would be diluted, our earnings and book value per share could be diluted and, if such equity securities take the form of preferred stock, the holders of such preferred stock may have rights, preferences or privileges senior to those of holders of common stock. If we are able to raise additional funds through the incurrence of debt, and we do so, we would likely become subject to restrictive financial covenants and other risks associated with the incurrence of debt.


ITEM 2.   PROPERTIES

      We currently lease office space for our corporate headquarters in Buffalo Grove, Illinois pursuant to an agreement which expires in 2010. We lease office facilities and a Managed Hosting center in the U.K. totaling approximately 50,000 square feet pursuant to lease agreements that expire from 2005 to 2015.

      The 125,000 square foot facility for our SuperCentre in the Dublin, Ireland area and the related office facilities in Dublin are leased pursuant to agreements which expires in 2025. The data center in Frankfurt, Germany, which is now under the control of the German receiver, is leased pursuant to an agreement which expires in 2010. We have office space located in the Atlanta, Georgia area and Newark, Delaware area pursuant to agreements which expire in June 2003 and March 2005, respectively, which have been sublet to a third party.

      We believe that our property and equipment are well maintained. We are currently attempting to sublease or otherwise dispose of the majority of our leased properties. Many of our lease agreements have early termination provisions, which we may exercise.




ITEM 3.   LEGAL PROCEEDINGS

      Since July 14, 1999, Worldport and certain of its former officers have been named as defendants in multiple shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. On or about March 21, 2000, a Consolidated Complaint was filed which adds The Heico Companies, LLC and Michael E. Heisley, Sr. as defendants. The plaintiffs in these lawsuits seek to represent a class of individuals who purchased or otherwise acquired the Company's common stock from January 4, 1999 through June 28, 1999. Among other things, the plaintiffs allege that the defendants spoke positively about the Heico financing without disclosing the risk that non-compliance with certain Nasdaq rules in connection with the financing might cause Worldport to be delisted from Nasdaq. The plaintiffs further allege the subsequent disclosure that Worldport might be delisted from Nasdaq adversely affected the value of the Company's common stock. The plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seek unspecified compensatory damages, interest, attorneys' fees and costs of litigation. A proposed settlement was reached by the parties on terms reflected in a Stipulation of Compromise and Settlement dated July 20, 2001. This settlement was approved by the Court on October 19, 2001 and has been entirely funded by insurance. No appeal was taken, but there can be no assurance that additional claims will not be asserted by any class member who opted out of the settlement. However, the outcome of this matter is not expected to have a material adverse effect on the consolidated financial position or results of operations of the Company.

      In March 2002, Sturm Group Inc., Donald L. Sturm and Hostmark World Holdings, LLC, filed a complaint against the Company and its wholly owned subsidiary, Worldport Holding Inc. in the Circuit Court For the Nineteenth Judicial Circuit, Lake County, Illinois -Chancery Division. This claim relates to the April 2001 acquisition of the Company's Hostmark subsidiaries (the "Hostmark Subsidiaries"). The Hostmark Subsidiaries were acquired by Worldport Holdings from Hostmark World Holdings, LLC pursuant to a Stock Purchase Agreement. In connection with these transactions, the Company agreed to use its reasonable efforts to obtain the release of the plaintiffs from certain guarantees that the plaintiffs had entered into on behalf of the Hostmark Subsidiaries prior to the acquisition. The reasonable efforts of the Company were to include, if required, the Company providing to the landlord of the property located in Slough, U.K., a rent indemnity and keeping such rent indemnity in place until November 20, 2008. If required in order to obtain such rent indemnity, the Company agreed to deposit funds with a commercial bank (or provide such other collateral or security required by the bank). If required by the landlord, the reasonable efforts of the Company were also to include providing a one-year rent indemnity after November 2008 until the lease expires in November 2015. In this action, the plaintiffs are seeking an injunction ordering the Company to comply with the terms of these agreements. The plaintiffs are also seeking damages for the defendants' alleged breach of these agreements. The Company has not yet responded to this complaint, but does not expect to pay material damages in this suit.

      One of the Company's subsidiaries, Hostmark World Limited, was the subject of court action by WSP Communications ("WSP") in the Companies Court of the Chancery Division of the High Court in the U.K. for the payment of approximately $0.5 million. In addition, WSP has alleged that a total of approximately $3 million is owed to it by Hostmark World Limited. WSP alleges that these amounts are owed for work completed on Internet solution centers in Germany, Sweden and the U.K. This action has been stayed by the appointment of an Administrator for Hostmark World, as described below.

      In the fourth quarter of 2001, the Managed Hosting center in Dublin, Ireland operated by our Irish subsidiary, Worldport Ireland Limited, was closed; substantially all of the assets of our Swedish subsidiary, Hostmark AB, were sold and that subsidiary retained certain liabilities; and our German subsidiary, Hostmark GmBh, was placed into preliminary receivership under German law by the order of the Bankruptcy Court in Darmstadt. In addition, we ceased funding of our U.K. subsidiaries, Hostmark World and Hostmark U.K., in the first quarter of 2002 and thereafter on March 28, 2002, an Administrator was appointed for these subsidiaries by an order of the Companies Court, Chancery Division of High Court under the United Kingdom Insolvency Act. Each of these subsidiaries has potential liabilities which exceed the value of their assets. Certain creditors of these subsidiaries have made claims directly against the parent company, Worldport Inc., for liabilities related to the operation of these subsidiaries and additional creditors could assert similar claims. There can be no assurance that Worldport Inc. will be successful in defending these claims and in limiting its liability for the obligations of its subsidiaries. See "Managements Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" for a more detailed discussion of the liabilities of our subsidiaries and how we have accounted for those liabilities on our consolidated financial statements.

      In addition to the aforementioned claims, the Company is involved in various lawsuits or claims arising in the normal course of business. In the opinion of management, none of these lawsuits or claims will have a material adverse effect on the consolidated financial position or results of operations of the Company.




ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 4A.   EXECUTIVE OFFICERS OF THE REGISTRANT

      The following are the Company's executive officers as of March 31, 2002.

  NAME                        AGE    PRINCIPAL POSITION WITH REGISTRANT
  ----                        ---    ----------------------------------
Michael E. Heisley, Sr.        65    Chairman of the Board and Director
Kathleen A. Cote               53    Chief Executive Officer and Director


MICHAEL E. HEISLEY, SR.

      Michael E. Heisley, Sr., age 65, has been a member of the Board of Directors since December 1998, Chairman since June 1999 and Chief Executive Officer of the Company from May 2000 to May 2001. Mr. Heisley has been the principal owner and executive officer of a diverse group of businesses, now operated under The Heico Companies, LLC ("Heico") and Heico Holding, Inc. Mr. Heisley is a director of Tom's Foods Inc. Mr. Heisley received a Bachelor's degree in Business Administration from Georgetown University.


KATHLEEN A. COTE

      Kathleen A. Cote, age 53, has been Chief Executive Officer since May 2001 and a member of the Board of Directors since July 2000. Since September 1998, Ms. Cote was President of Sea grass Partners, a consulting firm. From 1996 to 1998, Ms. Cote served as President and Chief Executive Officer of Computervision Corporation, an international supplier of product development and data management software, where she also served as President and Chief Operating Officer. From 1989 to 1995, Ms. Cote served as President and General Manager of PrimeService, a division of Prime Computer, the predecessor to Computervision Corporation. Ms. Cote is also a director of Forgent Corporation, Radview Corporation and Western Digital Corporation.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Worldport's common stock is traded on the OTC Bulletin Board under the symbol "WRDP". The table below sets forth the high and low sales prices for the common stock as reported on the OTC during the periods indicated. The OTC quotations reflect high and low bid information and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                              PRICE RANGE OF
                                                              --------------
                                                              COMMON STOCK
                                                              ------------
                                                              HIGH        LOW
                                                              ----        ---

               YEAR ENDED DECEMBER 31, 2001:
               First Quarter.............................     $3.5700    $1.6250
               Second Quarter............................     $3.0500    $1.5500
               Third Quarter.............................     $1.7000    $0.4000
               Fourth Quarter............................     $0.7600    $0.2300

               YEAR ENDED DECEMBER 31, 2000:
               First Quarter.............................     $4.1250    $1.9600
               Second Quarter............................      4.0625     2.1875
               Third Quarter.............................      7.2500     2.1875
               Fourth Quarter............................      8.0000     2.1250


      As of March 25, 2002, there were approximately 120 stockholders of record of our common stock.

      We have never declared or paid, nor do we currently anticipate paying, any cash dividends on our capital stock, although our Series A Preferred Stock accrued dividends from its issuance to its conversion. Additionally, although non-cumulative, each of our Series B, C, D, E and G Preferred Stock bears dividends at the rate of 7% of the stated value per annum.

      Upon any liquidation, dissolution or winding up of the Company, the holders of our outstanding preferred stock, in the aggregate, shall be entitled to receive approximately $68 million (or such amount that is distributed ratably to holders of all the various outstanding series of the Company's preferred stock) prior to the distribution of any assets of the Company to the holders of the common stock.

ITEM 6.   SELECTED FINANCIAL DATA

      The selected statements of operations data for each of the years ended December 31, 1997, 1998, 1999, 2000, and 2001 and the selected balance sheet data for the periods then ended have been derived from our Consolidated Financial Statements audited by Arthur Andersen LLP, included elsewhere herein. The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our Consolidated Financial Statements and Notes thereto, included elsewhere in this Report.

      During the periods presented below, we acquired and sold numerous operating companies, which significantly effects the comparability of the following information. In addition, in the fourth quarter of 2001 and the first quarter of 2002, we either sold or ceased operating all of our operating businesses. Therefore, our historical results will not be indicative of future performance.


                                                                               YEARS ENDED DECEMBER 31,
                                                                               ------------------------
                                                               1997(1)    1998(2)    1999       2000(4)     2001(5)
                                                               -------    -------    ----       -------     -------

                                                                 (IN THOUSANDS, EXCEPT RATIO AND PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Revenues...................................................     $2,776    $28,591    $ 85,967    $ 8,722    $  7,305
Cost of services...........................................      2,605     21,187      57,438      7,682      22,090
                                                                ------    -------    --------    -------    --------
Gross profit...............................................        171      7,404      28,529      1,040     (14,785)

Operating expenses:
   Selling, general and administrative expenses............      2,723     39,147      62,020     21,895      26,996
   Restructuring costs.....................................         --       --            --        --      101,460
   Depreciation and amortization...........................        818     11,069      25,396      3,458      11,287
   Asset impairment........................................         --      4,842      11,902        --        2,490
                                                                ------    -------    --------    -------    --------
Operating loss.............................................     (3,370)   (47,654)    (70,789)   (24,313)   (157,018)
                                                                ------    -------    --------    -------    --------

Other income (expense):
    Interest income (expense), net.........................       (128)   (24,570)    (52,076)    12,134       4,188
    Gain (loss) on sale of assets..........................         --      --             --    346,195      (6,188)
   Other...................................................          6     (5,451)         --      2,617         869
                                                                ------    -------    --------    -------    --------

Income (loss) from continuing operations before minority
   interest and income taxes.................................   (3,492)   (77,675)   (122,865)   336,633    (158,149)

Minority interest............................................       --        903       1,845        --           --
                                                                ------    -------    --------    -------    --------
Income (loss) from continuing operations before income taxes.   (3,492)   (76,772)   (121,020)   336,633    (158,149)

Income tax provision (benefit)..............................        --         --          --     60,038     (47,328)
                                                                ------    -------    --------    -------    --------
Net income (loss) from continuing operations.................   (3,492)   (76,772)   (121,020)   276,595    (110,821)

Loss from discontinued operations, net of tax................       --        --           --     (1,363)    (15,442)
Gain on sale of discontinued operations, net of tax..........       --        --           --        --        4,620

                                                                ------    -------    --------    -------    --------
Net income (loss)............................................ $ (3,492)  $(76,772)  $(121,020)  $275,232   $(121,643)
                                                              =========  =========  ==========  =========  ==========

Net earnings (loss) per common share from continuing operations:
    Basic...................................................    $(0.26)   $ (4.47)   $  (6.93)   $  9.10            $
                                                                                                               (2.97)
    Diluted.................................................    $(0.26)   $ (4.47)   $  (6.93)   $  4.89            $
                                                                                                               (2.97)
Net earnings (loss) per common share:
    Basic...................................................    $(0.26)   $ (4.47)   $  (6.93)   $  9.03            $
                                                                                                               (3.25)
    Diluted.................................................    $(0.26)   $ (4.47)   $  (6.93)   $  4.85            $
                                                                                                               (3.25)
Weighted average common shares:
    Basic...................................................    13,245     17,158      24,244     30,402      37,372
    Diluted.................................................    13,245     17,158      24,244     56,550      37,372


Net cash flows from operating activities                        (2,904)  (140,815)    (25,364)   (78,959)    (37,291)
Net cash flows from investing activities                          (701)    (2,939)    (21,428)   371,267     (26,814)
Net cash flows from financing activities                         2,231    149,867      43,357   (159,251)     (3,874)
Capital expenditures                                               771         85      21,428     61,903      23,742



                                                                   AS OF DECEMBER 31,
                                                                   ------------------
                                                    1997      1998        1999(3)  2000(3)(4)   2001(5)
                                                    ----      ----        -------  ----------   -------
                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and marketable securities............          $ 179    $ 6,826     $1,149    $132,396     $72,234
Working capital (deficit).................         (4,143)    29,445    (80,138)    125,665      88,071
Property and equipment, net...............          5,032        676        145      62,361       5,666
Net assets held for sale..................             --    111,777    101,302       1,350          --
Total assets..............................         13,197    158,464    104,288     231,917     133,561
Long-term obligations.....................          4,197     16,717      4,021          46       3,433
Stockholders' equity (deficit)............          4,155     17,522    (83,482)    206,182      92,026

--------------------------------------------------------------------------------------------------------



(1) Includes the financial results of Telenational Communications, Inc. and Wallace Wade, Inc. from June 20, 1997 and July 3, 1997, the respective dates of their acquisition.

(2) Includes the financial results of EnerTel and IIC from June 23, 1998 and August 1, 1998, the respective dates of their acquisition.

(3) EnerTel and IIC were sold in January and March 2000, respectively. The TNC net assets were considered for sale. Accordingly, the related assets and liabilities have been collapsed and reflected as "Net Assets held for Sale" in the 1999 balance sheet. The TNC net assets remained as "Net Assets held for Sale" in the 2000 balance sheet.

(4) Includes the financial results of VIS-able International AB and its affiliates from September 15, 2000, the date of its acquisition, and the financial results of EnerTel and IIC through their dates of sale (January and March 2000, respectively). Additionally, the operating results for 2000 include a $346.9 million gain on the sale of Enertel. The statement of operations data for 2000 has been restated from the previously reported amounts to reflect the classification of the Professional Services segment as a discontinued operation.

(5) Includes the financial results of hostmark from April 26, 2001, the date of its acquisition, and the financial results of TNC and VIS-able
      International AB and its Swedish affiliates through their dates of sale
      (October 25, 2001 and December 21, 2001, respectively). Additionally, includes the financial results of the Ireland SuperCentre prior to its shut down in November 2001, Hostmark Sweden prior to the sale of its assets on December 21, 2001, and Hostmark Germany prior to it being placed in receivership in December 2001. The operating results for 2001 also include a $101.5 million restructuring charge related primarily to the shutdown of certain of the Company's Managed Hosting centers.


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

      During the periods presented below, we acquired and sold numerous operating companies, which significantly effects the comparability of the following information. In addition, in the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002, we either sold or ceased operating all of our operating businesses. Therefore, our historical results will not be indicative of future performance. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

      The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.


OVERVIEW

      From 1997 to 1999, Worldport was a facilities-based global telecommunications carrier offering voice, data and other telecommunications services to carriers, Internet service providers, medium and large corporations and distributors and resellers operating in Europe and the United States. To finance certain acquisitions, the Company borrowed $120 million in June 1998 under an interim loan facility ("Interim Loan Facility"). In order to meet its obligations under its Interim Loan Facility, the Company sold substantially all of its material assets during the first quarter of 2000.

      In November 1999, we entered into a series of agreements with Energis to sell our 85% stake in the issued and outstanding shares of EnerTel. The sale was consummated on January 14, 2000 for $453.2 million, net of certain transaction expenses. The Company applied a portion of the net proceeds realized from the sale to repay existing debt, including debt incurred under the Interim Loan Facility, trade credit and other liabilities, and paid U.S. federal income taxes on the gain of approximately $57 million. Additionally, the Company completed the sale of IIC in March 2000.

      In the second quarter of 2000 we announced a new business strategy, focused on the delivery of Internet solutions to global companies doing business in the European marketplace. Pursuant to this strategy, we invested over $40 million to construct a new Internet solutions SuperCentre in Dublin, Ireland, which became operational in October 2000. In September 2000, we purchased VIS-able, a Swedish professional services firm specializing in complex systems development and consulting, for approximately $17.7 million. Finally, in April 2001, we acquired hostmark entities in the U.K., Sweden and Germany ("hostmark"), including the assumption of approximately $22 million in liabilities, for 5.1 million shares of common stock. The acquisition of hostmark provided Worldport with Internet solution centers ("ISC's") in London, Stockholm and Frankfurt. The hostmark companies had minimal revenues when we completed the transaction, and only one ISC was open for business.

      Following the acquisition of hostmark, we initiated an aggressive integration program to rapidly identify and eliminate operational and system redundancies in the two companies and to further streamline the combined business. Additionally, we shut down the unprofitable U.S. and U.K. professional services operations and took steps toward further cost alignment in our Swedish Professional Services operation. By the end of the third quarter of 2001, we had reduced our total workforce by approximately 41 percent and reduced total monthly operations expense by over 50 percent. Our statement of operations for the third quarter of 2001 included $1.3 million of expenses related to employee severance costs, termination penalties for excess bandwidth contracts and lease disposition costs associated with this integration activity to streamline the combined business.

      After the completion of the Hostmark acquisition we did not achieve the revenue growth in our Managed Hosting business that we had anticipated. We also experienced a decline in revenue in our Swedish Professional Services business. The general economic downturn, the slowdown in technology spending and the lengthening in the sales cycle for Managed Hosting services all contributed to these revenue shortfalls. In addition, our Swedish Professional Services business was negatively effected by excess capacity in the Swedish consulting market, major pricing pressures, and slower customer decisions related to new IT projects for those services. The Company believed that these conditions, as well as the increasing level of competition and consolidation in the Web hosting and Internet infrastructure markets, would continue to have an adverse effect on Worldport's ability to achieve near term revenue targets and, if they continued, could erode the financial resources of the Company more rapidly than planned.

      Therefore, the Company began a review of various alternatives to its existing business plan. As part of this review, the Company considered, among other alternatives, partnering with a strategic investor, taking additional actions to reduce its operating expenditures, closing one or more facilities or selling all or part of the Company's assets or operations. At the beginning of the third quarter of 2001, the Company engaged Schroder Salomon Smith Barney to assist the Company in its efforts to explore and evaluate various strategic and financial alternatives. Following the exploration and review of the strategic alternatives, we determined that it was necessary to dramatically reduce the rate at which our operations were using cash and to minimize our exposure in markets that were experiencing significantly slower than expected market growth. As a result, the Company made a decision to take further restructuring actions and to divest itself of certain assets. Accordingly, we took the following actions in the fourth quarter of 2001:

     o In November 2001, we announced that our Irish subsidiary was ceasing operations at its Dublin, Ireland facility. An orderly shutdown of the Ireland operations was commenced, and was substantially completed by December 31, 2001.

     o In December 2001, we sold the assets and certain liabilities of our Managed Services business in Stockholm to OM Technology AB for $0.9 million, subject to the resolution of a final working capital adjustment. OM also agreed to assume the ownership of Worldport's Stockholm Internet solution center and the operations at that center, and all customers' contracts.

     o In December 2001, we also sold our Swedish Professional Services business (formerly known as VIS-able International AB) to its employees in a management buyout for $0.9 million, the majority of which is in the form of a note.

     o In December 2001, we placed our German subsidiary, Hostmark GmbH, into receivership under Germany law.

     o We also took steps to reduce corporate expenses at our Buffalo Grove, Illinois, headquarters in connection with these transactions.

      In addition, we completed the sale of our remaining carrier business, Telenational Communications, Inc. ("TNC") in October 2001 for $0.4 million.

      Following the completion of these activities, we had completely disposed of our Professional Services segment and shut down or disposed of our Managed Hosting centers in Ireland, Sweden and Germany. Accordingly, the historical results of operations for prior periods are not comparable to the current period and are not representative of what future results will be. The results of operations of the Company's various subsidiaries that have been acquired or sold during the periods presented have been included from their dates of acquisition and/or through their dates of disposition as follows:

                                Acquisition Date         Disposal Date
                                ----------------         -------------
         EnerTel                June 23, 1998            Januuary 14, 2000
         IIC                    August 1, 1998           February 29, 2000
         TNC                    June 20, 1997            October 25, 2001
         VIS-able Sweden        September 15, 2000       December 21, 2001
         Hostmark Sweden        April 26, 2001           December 21, 2001


      After completing these fourth quarter activities, we continued to operate our Managed Hosting center in the U.K., where we believed the greatest opportunities for the European Managed Hosting market existed. However, during the first quarter of 2002, the U.K. Managed Hosting market continued to develop at a much slower rate than anticipated. In addition, increasing industry consolidations and the closure or bankruptcy of competitors in the industry led us to believe that market conditions would not improve in the near future, bringing increased risk to the financial requirements for this business. Therefore, in March 2002, the Company's board of directors made the decision to make no further investment in its U.K. Managed Hosting operation. On March 26, 2002, our U.K. subsidiaries, Hostmark World Limited and Hostmark U.K. Limited, filed a petition for Administration under the United Kingdom Insolvency Act. An administrator has been appointed for these subsidiaries and it is anticipated that he will seek to either reorganize, find new investors, sell or liquidate the U.K. businesses for the benefit of its creditors.

      As a result of the transactions described above, and the placement of our U.K. Managed Hosting subsidiaries into Administration proceedings in March 2002, we no longer have active business operations.


RESULTS OF OPERATIONS

      As described above, we completely disposed of our Professional Services operations in the fourth quarter of 2001. Therefore we have reclassified their results of operations and accounted for them as a discontinued operation. In addition, in the fourth quarter of 2001 and the first quarter of 2002, we either sold or ceased operations of all of our operating businesses. Therefore we have no continuing operations and our historical results will not be indicative of future performance.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

      Revenue for the years ended December 31, 2001 and 2000 was comprised of the Company's two business segments, Managed Hosting and Carrier Operations, as follows:

                          --------------------------------------------- --------
                                             2001                         2000
                          --------------------------------------------- --------
                           First   Second    Third    Fourth     Total     Total
                          Quarter  Quarter  Quarter  Quarter     Year      Year
                          -------  -------  -------  -------     ----      ----
    Managed Hosting         $ 302    $ 587    $ 984   $1,034   $ 2,907    $ 251
    Carrier Operations      1,081    1,267    1,471      579     4,398    8,471
                          --------------------------------------------- --------
           Total revenue  $ 1,383  $ 1,854  $ 2,455   $1,613   $ 7,305  $ 8,722
                          --------------------------------------------- --------

      Managed Hosting revenue consisted of revenue from the Company's U.K., Ireland, and Stockholm ISC's and represented monthly fees on services including Internet networking, applications and value-added services, infrastructure and systems support. The Company generally entered into contracts with its customers to provide these services. These contracts ranged in term from one to three years and generally had no early termination provisions.

      Managed Hosting revenue for the year ended December 31, 2001 of $2.9 million was significantly higher than the prior year revenue of $0.3 million as the Company did not start providing Managed Hosting services in its Ireland SuperCentre until October 2000 and acquired its hostmark ISC's in April 2001. Revenue levels increased each quarter in 2001 as the Company ramped up its Managed Hosting business throughout 2001. However, as discussed above, to reduce the Company's cash burn and to minimize its exposure in a market that was experiencing significantly slower than anticipated market growth, the Ireland SuperCentre was shut down on November 30, 2001 and the Stockholm ISC was transferred to a third party on December 21, 2001. Accordingly, revenue in the fourth quarter of 2001 was only slightly higher than the third quarter of 2001, and the revenue levels for the first quarter of 2002 are expected to be much lower as the only remaining Managed Hosting operations at December 31, 2001 was our U.K. operation, which was placed in Administration in March 2002. Fourth quarter 2001 revenues from our U.K. operation amounted to $0.3 million.

      Carrier Operations revenue consisted of voice, data and other telecommunication services provided primarily by the Company's EnerTel and TNC carrier businesses prior to their dates of sale (January 14, 2000 and October 25, 2001, respectively).

      Cost of services for the years ended December 31, 2001 and 2000 was as follows:


                                  --------------------------------------------------  ---------
                                                        2001                             2000
                                  --------------------------------------------------  ---------
                                   First     Second      Third    Fourth     Total      Total
                                  Quarter    Quarter    Quarter   Quarter    Year       Year
                                  -------    -------    -------   -------    ----       ----
    Managed Hosting               $ 2,576    $ 5,521    $7,406    $3,942    $ 19,445    $ 2,047
    Carrier Operations                732        801       886       226       2,645      5,635
                                  --------------------------------------------------  ---------
       Total cost of Services     $ 3,308    $ 6,322   $ 8,292   $ 4,168    $ 22,090    $ 7,682
                                  --------------------------------------------------  ---------


      Cost of services for Managed Hosting consisted primarily of:

          o    salaries and benefits on Managed Hosting direct labor employees,

          o depreciation expense on revenue-generating assets at the Company's ISC's, and

          o    facility and bandwidth costs for the ISC's.

      Cost of services for Managed Hosting for the year ended December 31, 2001 was significantly higher than in 2000 as the hostmark operations were acquired in April 2001 and the Dublin SuperCentre was opened in October 2000. Cost of services increased each quarter in 2001, as the hostmark operations were included for two months in the second quarter of 2001 and for three months in the third quarter of 2001. However, fourth quarter 2001 cost of services was substantially lower than the prior quarter primarily as a result of the November 30th, 2001, shutdown of the Ireland SuperCentre. Cost of services for the first quarter of 2002 are expected to be much lower as the only remaining Managed Hosting operations at December 31, 2001 was our U.K. operation, which was placed in Administration in March 2002. Fourth quarter 2001 cost of services from our U.K. operation amounted to $0.9 million. Cost of services for Managed Hosting exceeded revenue as a result of excess capacity in the Company's ISC's.

      Cost of services for Carrier Operations of $2.6 million for the year ended December 31, 2001 was lower than the prior year as the prior year included costs related to its EnerTel operation through its date of sale (January 14, 2000). Current year cost of services for the Carrier Operations represented only costs for the TNC operation through its date of sale (October 25, 2001).

      Selling, general and administrative ("SG&A") expenses for the year ended December 31, 2001 and 2000 were $27.0 million and $21.9 million, respectively. These costs primarily represented:

          o    salaries and benefits for marketing, sales and support personnel,
          o    facility costs for offices other than the ISC's, and

          o professional fees associated with the execution of the Managed Hosting business plan.

      The increase from the prior year relates primarily to the $8.7 million of costs from the hostmark operations, which were acquired at the end of April 2001. Again, as substantially all of the Company's operations were shut down or sold in the fourth quarter of 2001 and the first quarter of 2002, the Company's SG&A expenses will be significantly lower in future quarters.

      A restructuring charge of $101.5 million was recorded in the fourth quarter ended December 31, 2001 relating primarily to the actions taken in the fourth quarter of 2001 and the first quarter of 2002. The restructuring charge primarily consisted of:

          o an $84.8 million asset impairment charge to write down the long-lived assets located primarily in Ireland, Germany, and the U.K. to their expected net realizable value,
          o facility exit costs of $9.3 million for the Ireland and Germany centers,
          o bandwidth contract termination costs of $4.7 million associated with our Ireland operations,
          o    severance of $1.3 million, and
          o    other related costs of $1.4 million.

      The headcount reduction affected approximately 100 employees, who were primarily located in Ireland. An additional restructuring charge will be recorded in the first quarter of 2002 relating to the actions taken in the U.K. in March 2002. The Company preliminarily estimates that this charge will be approximately $10 million, consisting of approximately $8 million in facility exit costs, approximately $0.5 million in bandwidth termination costs, and approximately $1.5 million in other related costs.

      Depreciation and amortization expense was $11.3 million for the year ended December 31, 2001, as compared to $3.5 million for the year ended December 31, 2000. Current year results primarily consisted of depreciation expense on non-revenue generating assets in the Company's ISC's and goodwill amortization expense from the acquisition of VIS-able of $0.5 million for the year ended December 31, 2001. Goodwill was being amortizing over a five-year period until its impairment in 2001 (as discussed below). Depreciation and amortization expense was significantly lower in 2000 than the current year levels as the Dublin SuperCentre did not open until October 2000 and VIS-able and hostmark were not acquired until mid- September 2000 and April 2001, respectively. Depreciation expense in 2002 is expected to be significantly less than the 2001 levels as a result of the fourth quarter 2001 asset impairment charge to write down the Managed Hosting long-lived assets to their expected net realizable value.

      In the third quarter of 2001, the Company experienced a decline in revenue in the Swedish Professional Services business as there was excess capacity in the Swedish consulting market, major pricing pressures, and slower customer decisions related to new IT projects for those services. In response to this, in the third quarter of 2001, the Company compared the carrying value of the VIS-able's long-lived assets with their estimated future undiscounted cash flows and determined that an impairment loss had occurred. The carrying value was then compared to the estimated future discounted cash flows and the excess carrying value of $13.2 million ($2.5 million from continuing operations and $10.7 million from discontinued operations) was recorded as a non-cash asset impairment charge.

      Other income and expense consists of interest income and expense, gains and losses on the sale of assets and other non-operating items, including realized foreign exchange gains and losses. The Company earned interest income of $4.7 million and $14.1 million for the years ended December 31, 2001 and 2000, respectively. This interest income was attributable to the Company's cash and cash equivalents remaining from the January 2000 sale of EnerTel and has steadily decreased as the Company has used that cash to pay taxes on the EnerTel sale and fund operations and capital expenditures. The Company incurred interest expense of $0.5 million in the current year primarily related to equipment financed under capital leases. Prior year interest expense of $2.0 million was incurred primarily on warrants issued in connection with the Interim Loan Facility.

     The $6.2 million loss on sale of assets in the year ended December 31, 2001 consists primarily of a $5.3 million loss on the sale of Hostmark AB's assets in the fourth quarter of 2001 and a $0.5 million loss on the sale of the Swedish Managed Hosting business of VIS-able in the fourth quarter of 2001. The $346.2 million net gain on sale of assets in the year ended December 31, 2000 primarily consists of the gain on the sale of EnerTel in January 2000. Other income of $0.9 million for the year ended December 31, 2001 consists primarily of $0.7 million that was retained by the Company upon the resolution of certain claims made by the Company pursuant to the representations and warranties contained in the VIS-able stock purchase agreement. Other income of $2.6 million for the year ended December 31, 2000 primarily represented foreign exchange gains and losses incurred by EnerTel prior to its sale.

      A $47.3 million tax benefit has been recorded in the year ended December 31, 2001, primarily related to current year U.S. tax operating and capital losses. In the current year, we generated a taxable loss of $167.2 million, primarily as a result of the closure of our SuperCentre in Dublin, Ireland in the fourth quarter of 2001. Under U.S. Federal tax law, we can carryback that loss to offset taxable income in previous years, subject to certain limitations, and obtain a refund of a portion or all of the U.S. federal income taxes previously paid. In connection with the sale of our EnerTel subsidiary in the first quarter of 2000, we recorded a gain of approximately $346.9 million in 2000 and paid U.S. federal income taxes of approximately $57 million for the tax year ended December 31, 2000. Accordingly, we have filed for a refund of past taxes paid and have recorded a tax receivable of approximately $51 million at December 31, 2001. Additionally, the Company has a $5.6 million AMT tax credit carryforward which, under a new U.S. federal tax law that was enacted in March 2002, will allow the Company to carryback the $5.6 million AMT tax credit against taxable income in 2000 for an additional refund. The Company will recognize the additional $5.6 million tax benefit in the first quarter of 2002.

      Net loss from continuing operations was $110.8 million for the year ended December 31, 2001, compared to net income from continuing operations of $276.6 million during the same period in 2000.

      The Company had losses from discontinued operations of $15.4 million and $1.4 million in the years ended December 31, 2001 and 2000, respectively, as a result of the disposal of the Professional Services segment in December 2001. Revenue from discontinued operations were $3.6 million and $1.1 million for the years ended December 31, 2001 and 2000, respectively. Included in the losses was $2.0 million and $0.8 million of goodwill amortization expense for the years 2001 and 2000, respectively. Also included in the 2001 losses was a $10.7 million non-cash asset impairment charge related to the third quarter 2001 impairment review on VIS-able's goodwill balance. The 2000 losses represented just over three months of operations as the VIS-able subsidiaries were acquired in September 2000.

      The Company recorded a $4.6 million gain on the sale of the Company's Professional Services business in the fourth quarter of 2001. This gain included a tax benefit of $5.6 million, which related to the tax loss on the Company's investment in the sold VIS-able operation that can be carried back against 2000 taxable income for a refund.

      As a result, the Company had net losses of $121.6 million for the year ended December 31, 2001, compared to net income of $275.2 million for the year ended December 31, 2000. See "Liquidity and Capital Resources" below for a discussion of the Company's future outlook.


YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

      Revenues for the year ended December 31, 2000 of $8.7 million primarily consisted of $8.5 million from EnerTel and IIC (through their dates of sale) and Telenational Communications, Inc. (an asset that was held for sale until October
2001). The remaining $0.2 million was generated from the Company's new Managed Hosting business. Revenues for the year ended December 31, 1999 of $86.0 million, was significantly higher than in 2000 as 1999 includes a full year of revenue from EnerTel.

      Cost of services for the year ended December 31, 2000 of $7.7 million included $5.3 million of costs from the sold and held-for-sale Carrier Operations businesses and $2.4 million from the Managed Hosting businesses, which was generated almost entirely in the fourth quarter. Cost of services for the year ended December 31, 1999 of $57.4 million was significantly higher than in 2000 as 1999 includes a full year of cost from EnerTel.

      Selling, general and administrative ("SG&A") expenses for the year ended December 31, 2000 of $21.9 million included $4.3 million of costs from the sold and held-for-sale Carrier Operations businesses. The remaining $17.6 million of SG&A expenses primarily represented salaries, facility costs (for offices other than the ISC's) and professional fees associated with the execution of the Managed Hosting business plan. SG&A expenses for the year ended December 31, 1999 of $62.0 million include a full year of costs from EnerTel and costs incurred in connection with the shut down of the majority of the Company's carrier business.

      Depreciation and amortization expenses for the year ended December 31, 2000 was $3.5 million, and included $2.6 million of depreciation expense and $0.9 million of amortization expense, relating primarily to goodwill from the acquisition of VIS-able since September 15, 2000. Depreciation and amortization expenses for the year ended December 31, 1999 was $25.4 million and primarily related to the EnerTel assets.

      The Company's cash and cash equivalents generated $14.1 million of interest income during the year ended December 31, 2000 attributable to the Company's cash and cash equivalents remaining from the January 2000 sale of EnerTel. Interest expense was $2.0 million for the year ended December 31, 2000 and was incurred primarily on warrants issued in connection with the Interim Loan Facility. Interest expense for the year ended December 31, 1999 was $52.5 million and related primarily to the Interim Loan Facility, which was repaid in January 2000.

      The net gain on sale of assets of $346.2 million primarily consisted of a gain on the sale of EnerTel in January 2000. Other income of $2.6 million primarily represented foreign exchange gains and losses incurred by EnerTel prior to its sale.

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

      Net income from continuing operations was $276.6 million for the year ended December 31, 2000, compared to a net loss of $121.0 million during the same period in 1999.

     The Company had losses from discontinued operations of $1.4 million in the year ended December 31, 2000, as a result of the Professional Services segment . This amount represented only just over three months of operations as the VIS-able subsidiaries were acquired in September 2000.

      As a result, the Company had net income of $275.2 million for the year ended December 31, 2000, compared to a net loss of $121.1 million during the same period in 1999.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's continuing operations used cash of $37.3 million for the year ended December 31, 2001, due primarily to operating losses incurred by the Managed Hosting business and changes in working capital, which included the third quarter settlement of approximately $15.8 million of liabilities assumed in the hostmark acquisition. A VAT refund of 9.1 million Euros (approximately $7.8 million) was received in the second quarter of 2001 from the Irish revenue agency. Cash of $79.0 million was used by continuing operations during the year ended December 31, 2000, due primarily to the payment of income taxes related to the taxable gain on the EnerTel sale transaction. In 2000, the operating costs related to the execution of the Company's Managed Hosting business plan were substantially funded by interest income on the Company's cash balance. Operations used $25.4 million during the year ended December 31, 1999 due primarily to the net loss excluding non-cash charges, offset by an increase in payables and accrued liabilities.

      Investing activities used $26.8 million during the year ended December 31, 2001. Investing activities during this period were primarily comprised of capital expenditures of $23.7 million (primarily for customer equipment and the Company's ISC's and software systems) and the $11.0 million purchase of marketable securities, which were partially offset by the cash acquired in the hostmark acquisition and the proceeds from the sale of certain assets. Investing activities provided $371.3 million during the year ended December 31, 2000, primarily consisting of the proceeds from the EnerTel sale transaction of $453.2 million, offset by $61.9 million of capital expenditures associated with the buildout of the Company's SuperCentre in Ireland and the development of related software systems and $17.7 million for the acquisition of VIS-able. Investing activities used $21.4 million during the year ended December 31, 1999 and consisted entirely of capital spending.

      Financing activities used $3.9 million during the year ended December 31, 2001 for principal payments on capital leases. Financing activities used $159.3 million during the year ended December 31, 2000, and principally related to the repayment of the Interim Loan Facility and a related party note payable from the proceeds of the EnerTel sale transaction. Financing activities provided $43.4 million during the year ended December 31, 1999 and consisted primarily of proceeds from the issuance of Series C and Series E convertible preferred stock and the exercise of employee stock options, reduced by principal payments on capital leases and notes payable.


      As a result of the transactions described elsewhere in this report, and the placement of our U.K. Managed Hosting subsidiaries into Administration proceedings in March 2002, we no longer have active business operations. As of March 28, 2002, we had $65.5 million in cash and marketable securities. As described above, we applied for a tax refund of approximately $57 million in connection with our tax return for the year ended December 31, 2001. Of this amount, approximately $51 million was recorded as a tax receivable in the fourth quarter of 2001 and we anticipate recording an additional tax receivable of approximately $6 million in the first quarter of 2002. The Company anticipates receiving this tax refund in mid-2002. The Internal Revenue Service may disagree with some of the positions we have taken on our tax return. Therefore, there can be no assurance that we will collect the full amount of this refund or that it will be collected in 2002.

      Our December 31, 2001 consolidated balance sheet reflected total liabilities of approximately $41.5 million. Included in this amount are accruals related to liabilities incurred by our subsidiaries. We are still in the process of finalizing the closure of the operations of our subsidiaries. Although we are directly liable for certain of the liabilities of our subsidiaries, we currently estimate that between $15 million and $25 million of the liabilities reflected on our December 31, 2001 consolidated balance sheet are liabilities of our subsidiaries that Worldport Inc., as the parent corporation, are not legally required to pay. However, there can be no assurance that creditors will not make claims against Worldport Inc. for other liabilities related to the operation of our subsidiaries.

      Additional liabilities will be recorded in the first quarter of 2002 relating to the actions taken in the U.K. in March 2002. The Company preliminarily estimates that this charge will be approximately $10 million, consisting of approximately $8 million in facility exit costs, approximately $0.5 million in bandwidth termination costs, and approximately $1.5 million in other related costs. We estimate that the majority of this $10 million are liabilities that Worldport Inc, as the parent company, could be required to pay.

      Included in the total liabilities recorded at December 31, 2001, is $5.1 million of future rent payments and early termination penalties on facility leases in Dublin, Ireland, which expire in 2010. Payments due under these leases total approximately $9.5 million, however, for purposes of calculating this liability, we assumed that we would be able to sublet a portion of these facilities and recover aggregate rent of approximately $4.4 million during this period. Worldport Inc. has guaranteed the payment of, so is directly liable for, $4.8 million of the total lease obligation in Ireland. As part of the restructuring charge to be recorded in the first quarter of 2002, we anticipate recording a liability of approximately $8 million of future rent payments on facility leases in the U.K., which expire in 2005 and 2015. We have assumed, for purposes of calculating this liability, that we will not be able to mitigate this liability by subletting these locations or agreeing to an early termination of the lease with the landlord. Worldport Inc. has directly guaranteed to indemnify certain persons in connection with the lease on its Slough, U.K. facility.

      The Company's management is currently evaluating the possible sale or disposition of the remaining assets, including potentially subleasing the facilities remaining under operating lease agreements. The Company used estimates to calculate these liabilities, including the ability and timing of the Company to sublease space and the net realizable value of remaining assets. These estimates are subject to change based on the sale of the remaining assets along with the sublease or settlement of future rent obligations.

      In March 2002, Sturm Group Inc., Donald L. Sturm and Hostmark World Holdings, LLC, filed a complaint against the Company and its wholly owned subsidiary, Worldport Holding Inc. in the Circuit Court For the Nineteenth Judicial Circuit, Lake County, Illinois -Chancery Division. This claim relates to the April 2001 acquisition of the Company's Hostmark subsidiaries (the "Hostmark Subsidiaries"). The Hostmark Subsidiaries were acquired by Worldport Holdings from Hostmark World Holdings, LLC pursuant to a Stock Purchase Agreement. In connection with these transactions, the Company agreed to use its reasonable efforts to obtain the release of the plaintiffs from certain guarantees that the plaintiffs had entered into on behalf of the Hostmark Subsidiaries prior to the acquisition. The reasonable efforts of the Company were to include, if required, the Company providing to the landlord of the property located in Slough, U.K., a rent indemnity and keeping such rent indemnity in place until November 20, 2008. If required in order to obtain such rent indemnity, the Company agreed to deposit funds with a commercial bank (or provide such other collateral or security required by the bank). If required by the landlord, the reasonable efforts of the Company were also to include providing a one-year rent indemnity after November 2008 until the lease expires in November 2015. In this action, the plaintiffs are seeking an injunction ordering the Company to comply with the terms of these agreements. The plaintiffs are also seeking damages for the defendants' alleged breach of these agreements. The Company has not yet responded to this complaint, but does not expect to pay material damages in this suit.

      After completing the shutdown of our Irish, Swedish, German and U.K. subsidiaries and satisfying the parent company's related liabilities, we expect to continue to have significant cash resources. We currently anticipate that after we complete the activities related to exiting these businesses, we will operate with a minimal headquarters staff while we determine how to use these cash resources. Among the alternatives we may consider is the pursuit of acquisition and investment opportunities or a liquidation of the Company. Upon any liquidation, dissolution or winding up of the Company, the holders of our outstanding Preferred Stock would be entitled to receive approximately $68 million prior to any distribution to the holders of our common stock. Although we may consider investment or acquisition opportunities, we have not identified a specific industry on which we intend to initially focus and have no present plans, proposals, arrangements or understandings with respect to the acquisition of any specific business. We will have broad discretion in determining how to use these cash resources and in identifying and selecting acquisition and investment opportunities. See "Risk Factors".


CRITICAL ACCOUNTING POLICIES

      The following discussion of accounting policies is intended to supplement our Significant Accounting Policies as presented in Note 2 to our consolidated financial statements. The expenses and accrued liabilities related to certain of these policies are initially based on our best estimate at the time of original entry into our accounting records. Adjustments are recorded when our actual experience differs from the expected experience underlying the estimates. These adjustments could be material if our experience were to change significantly. We make frequent comparisons of actual experience and expected experience in order to mitigate the likelihood of material adjustments.

Revenue Recognition

      The Company recognizes revenues as services are provided. Amounts billed in advance of services provided are recorded as deferred revenues until such related services are provided and are included in Accrued Expenses. The Company adopted Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" effective January 1, 2000, the adoption of which had no impact on the Company's financial statements. In accordance with SAB 101, installation fees are amortized over the life of the relevant contract, which generally ranges from one to three years.

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

      As a result of this periodic review, the Company recorded non-cash asset impairment charges to write down its long-lived assets of various businesses to their estimated net realizable value, as described in Notes 5 and 6 to the consolidated financial statements. Following these write downs, management believes its long-lived assets are appropriately valued in the accompanying financial statements.

Restructuring Costs

      The Company records estimates of restructuring costs, primarily for severance, facility exit costs, bandwidth contract termination costs, and the write down of assets to their expected net realizable value, in accordance with Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". The Company used estimates to calculate the restructuring charges, including the ability and timing of the Company to sublease space and the net realizable value of remaining assets. These estimates are subject to change based on the sale of the remaining assets along with the sublease or settlement of future rent obligations.

Income Tax Valuation Allowances

      SFAS No. 109, "Accounting for Income Taxes", requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ability of the Company to fully realize deferred tax assets in future years is generally contingent upon its success in generating sufficient levels of taxable income in those future years.


MARKET RISK

      The majority of the Company's operations are in Europe, and the revenue and expenses of those operations are denominated in local currencies. Due to the volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results. The Company has used derivative instruments to hedge its foreign currency exposure only on a limited basis, and had no foreign currency hedge contracts outstanding at December 31, 2001. As a result, the Company may incur gains and losses on foreign currency fluctuations. Other foreign exchange gains and losses recorded in income were gains of $0.1 million for the year ended December 31, 2001 and losses of approximately $2.6 million for the year ended December 31, 2000. There were no foreign exchange gains or losses recorded in income in 1999.


RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. Under SFAS No. 142, goodwill amortization ceases when the new standard is adopted. In the twelve months ended December 31, 2001, the Company recorded $2.5 million of goodwill amortization ($0.5 million from continuing operations and $2.0 million from discontinued operations, discussed further below). SFAS No. 142 also requires an initial goodwill impairment assessment in the year of adoption and an impairment test both on an annual basis and upon the occurrence of any event or change in circumstances that would reduce the fair value of a reporting unit below its carrying value. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company will adopt this standard at the beginning of its 2002 fiscal year. As the Company had no goodwill or intangibles at December 31, 2001, the adoption of this statement will have no impact on the Company's consolidated financial statements.

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




ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The majority of the Company's operations are in Europe, and the revenue and expenses of those operations are denominated in local currencies. Due to the volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results. The Company has used derivative instruments to hedge its foreign currency exposure only on a limited basis, and had no foreign currency hedge contracts outstanding at December 31, 2001. As a result, the Company may incur gains and losses on foreign currency fluctuations. Other foreign exchange gains and losses recorded in income were gains of $0.1 million for the year ended December 31, 2001 and losses of approximately $2.6 million for the year ended December 31, 2000. There were no foreign exchange gains or losses recorded in income in 1999.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial information is included in this Report:

Report of Independent Public Accountants..................................    28

Consolidated Balance Sheets--December 31, 2001 and 2000...................    29

Consolidated Statements of Operations for the years
ended December 31, 2001, 2000, and 1999...................................    30

Consolidated Statements of Stockholders' Equity for the years
ended December 31, 2001, 2000, and 1999...................................    31

Consolidated Statements of Comprehensive Income (Loss) for the
years ended December 31, 2001, 2000, and 1999.............................    32

Consolidated Statements of Cash Flows for the years ended
December 31, 2001, 2000, and 1999.........................................    33

Notes to Consolidated Financial Statements ...............................    34

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Worldport Communications, Inc.:

     We have audited the accompanying consolidated balance sheets of Worldport Communications, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Worldport Communications, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

     The Company no longer has active business operations as of March 2002 and is considering alternatives including the pursuit of acquisition and investment opportunities or a liquidation of the Company. See Note 1 to the financial statements for further discussion.


                                            /s/   ARTHUR ANDERSEN LLP
                                            -------------------------

                                            ARTHUR ANDERSEN LLP

Chicago, Illinois
March 27, 2002

                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                      DECEMBER 31
                                                                                                      -----------
                                                                                                     2001    2000
                                                                                                     ----    ----
                                            ASSETS
                                            ------

CURRENT ASSETS:
  Cash and cash equivalents...................................................................    $ 61,475 $132,396
  Marketable securities.......................................................................      10,759      --
  Accounts receivable, net of allowance for doubtful accounts of $777 and $21, respectively...          89    1,220
  VAT receivable..............................................................................         815    8,092
  Income tax receivable.......................................................................      50,709      --
  Other current assets........................................................................       2,326    8,296
  Net assets held for sale....................................................................         --      1,350
                                                                                                 --------- --------
    Total current assets......................................................................     126,173  151,354
PROPERTY AND EQUIPMENT, net...................................................................       5,666   62,361
OTHER ASSETS:
  Goodwill, net of accumulated amortization of $1,060 in 2000                                         --     17,114
  Other assets, net...........................................................................       1,722    1,088
                                                                                                 --------- --------
    TOTAL ASSETS..............................................................................   $ 133,561 $231,917
                                                                                                 ========= ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------

CURRENT LIABILITIES:
  Accounts payable............................................................................     $ 9,938 $  7,779
  Accrued expenses............................................................................      21,286    7,898
  Current portion of obligations under capital leases.........................................       4,335    3,812
  Other current liabilities...................................................................       2,543    6,200
                                                                                                 --------- --------
    Total current liabilities.................................................................      38,102   25,689
Long-term obligations under capital leases, net of current portion............................       3,433      --
Other long-term liabilities...................................................................        --        46
                                                                                                 --------- --------
    Total Liabilities.........................................................................      41,535   25,735
                                                                                                 --------- --------

STOCKHOLDERS' EQUITY:
  Undesignated preferred stock, $0.0001 par value, 4,004,000 shares authorized, 0 shares
    issued and outstanding....................................................................        --        --
  Series A convertible preferred stock, $0.0001 par value, 750,000 shares authorized, 0 shares
    issued and outstanding in 2001 and 2000...................................................        --        --
  Series B convertible preferred stock, $0.0001 par value, 3,000,000 shares authorized,
    956,417 and 965,642 shares issued and outstanding in 2001 and 2000, respectively..........        --        --
  Series C convertible preferred stock, $0.0001 par value, 1,450,000 shares authorized,
    1,416,030 shares issued and outstanding in 2001 and 2000..................................        --        --
  Series D convertible preferred stock, $.0001 par value, 650,000 shares authorized, 316,921
    shares issued and outstanding in 2001 and 2000............................................        --        --
  Series E convertible preferred stock, $.0001 par value, 145,000 shares authorized, 141,603
    issued and outstanding in 2001 and 2000...................................................        --        --
  Series G convertible preferred stock, $.0001 par value, 1,000 shares authorized, 1,000
    shares issued and outstanding in 2001 and 2000............................................        --        --
  Common stock, $0.0001 par value, 200,000,000 shares authorized, 38,087,252 and 33,950,352
    shares issued and outstanding in 2001 and 2000, respectively.............................          4         3
  Warrants....................................................................................      2,611     2,611
  Additional paid-in capital..................................................................    187,213   175,739
  Accumulated other comprehensive income (loss)...............................................     (1,938)    2,050
  Retained earnings (deficit).................................................................    (95,864)   25,779
                                                                                                 --------- --------
    Total stockholders' equity................................................................      92,026  206,182
                                                                                                 --------- --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................................................   $ 133,561 $231,917
                                                                                                 ========= ========

                        The accompanying notes are an integral part of these consolidated financial statements.



                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                             -----------------------
                                                                                           2001         2000        1999
                                                                                           ----         ----        ----
REVENUES...........................................................................       $ 7,305     $ 8,722    $ 85,967
COST OF SERVICES...................................................................        22,090       7,682      57,438
                                                                                       ----------    --------   ---------
    Gross profit...................................................................       (14,785)      1,040      28,529
                                                                                       ----------    --------   ---------

OPERATING EXPENSES:
   Selling, general and administrative expenses....................................        26,996      21,895      62,020
    Restructuring costs............................................................       101,460          --          --
   Depreciation and amortization...................................................        11,287       3,458      25,396
   Asset impairment................................................................         2,490         --       11,902
                                                                                       ----------    --------   ---------
       Operating loss..............................................................      (157,018)    (24,313)    (70,789)
                                                                                       ----------    --------   ---------

OTHER INCOME (EXPENSE):
   Interest income.................................................................         4,722      14,115         398
    Interest expense...............................................................          (534)     (1,981)    (52,474)
    Gain (loss) on sale of assets..................................................        (6,188)    346,195          --
   Other income....................................................................           869       2,617          --
                                                                                       ----------    --------   ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
     MINORITY INTEREST AND INCOME TAXES............................................      (158,149)    336,633    (122,865)

MINORITY INTEREST..................................................................           --          --        1,845
                                                                                       ----------    --------   ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
     INCOME TAXES..................................................................      (158,149)    336,633    (121,020)

INCOME TAX PROVISION (BENEFIT).....................................................       (47,328)     60,038         --
                                                                                       ----------    --------   ---------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS.......................................      (110,821)    276,595    (121,020)

DISCONTINUED OPERATIONS:
   Loss from discontinued operations, net of tax...................................       (15,442)    (1,363)         --
   Gain on disposal of discontinued operations (including a tax benefit of $5,556).         4,620         --          --
                                                                                       ----------    --------   ---------

NET INCOME (LOSS)..................................................................      (121,643)    275,232    (121,020)

PREFERRED STOCK BENEFICIAL CONVERSION..............................................           --        (688)     (47,085)
                                                                                       ----------    --------   ---------

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS.................................    $ (121,643)   $274,544   $(168,105)
                                                                                       ==========    =========  ==========

NET EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS:
    Basic..........................................................................    $    (2.97)   $   9.10   $   (6.93)
                                                                                       ==========    =========  ==========
    Diluted........................................................................    $    (2.97)   $   4.89   $   (6.93)
                                                                                       ==========    =========  ==========

NET EARNINGS (LOSS) PER SHARE:
    Basic..........................................................................    $    (3.25)   $   9.03   $   (6.93)
                                                                                       ==========    =========  ==========
    Diluted........................................................................    $    (3.25)   $   4.85   $   (6.93)
                                                                                       ==========    =========  ==========

SHARES USED IN NET EARNINGS (LOSS) PER SHARE CALCULATION:
    Basic..........................................................................        37,372      30,402      24,244
     Convertible Preferred Stock...................................................           --       21,513         --
     Warrants......................................................................           --        3,815         --
        Options....................................................................           --          820          --
                                                                                       ----------    --------   ---------
    Diluted........................................................................        37,372      56,550      24,244
                                                                                       ==========    =========  ==========

                          The accompanying notes are an integral part of these consolidated financial statements.



                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                                                    ACCUMULATED
                                                                            ADDITIONAL   UNEARNED      OTHER      RETAINED
                                                PREFERRED COMMON             PAID-IN-  COMPENSATION COMPREHENSIVE  EARNINGS
                                                  STOCK   STOCK  WARRANTS    CAPITAL     EXPENSE    INCOME (LOSS)  (DEFICIT)  TOTAL
                                                  -----   -----  --------    -------     -------    -------------  ---------  -----

Balance, December 31, 1998.....................  $ --     $  2   $28,263    $ 77,414     $  (750)    $ (6,747)  $ (80,660) $ 17,522
Conversion of Series A and B Preferred Stock...    --        1        --          (1)        --            --         --         --
Issuance of Series C Preferred Stock...........    --       --        --      10,000         --            --         --     10,000
Issuance of Series D Preferred Stock...........    --       --        --       1,030         --            --         --      1,030
Issuance of Series E Preferred Stock...........    --       --        --       5,000         --            --         --      5,000
Issuance of warrants...........................    --       --     3,602         --          --            --         --      3,602
Exercise of warrants...........................    --       --    (8,467)      8,467         --            --         --        --
Exercise of stock options......................    --       --        --       1,945         --            --         --      1,945
Settlement of escrowed shares in conjunction       --       --        --        (366)        --            --         --       (366)
with acquisitions..............................
Preferred Stock beneficial conversion features.    --       --        --      47,085         --            --     (47,085)      --
Cumulative translation adjustment..............    --       --        --         --          --        (1,195)        --     (1,195)
Amortization of compensation expense...........    --       --        --        (750)        750           --         --        --
Net loss.......................................    --       --        --         --          --            --    (121,020) (121,020)
Balance, December 31, 1999.....................  $ --     $  3   $23,398   $ 149,824       $ --      $ (7,942) $ (248,765) $(83,482)
Issuance of Series G Preferred Stock...........    --       --        --       2,000         --            --         --      2,000
Issuance of warrants...........................    --       --     1,229         --          --            --         --      1,229
Exercise of warrants...........................    --       --   (22,016)     22,016         --            --         --         --
Exercise of stock options......................    --       --        --         489         --            --         --        489
Issuance of common stock.......................    --       --        --         340         --            --         --        340
Preferred Stock beneficial conversion features.    --       --        --         688         --            --        (688)       --
Amortization of compensation expense...........    --       --        --         120         --            --         --        120
Tax benefit from stock option exercises........    --       --        --         262         --            --         --        262
Cumulative translation adjustment..............    --       --        --         --          --         9,992         --      9,992
Net income.....................................    --       --        --          --         --            --     275,232   275,232
Balance, December 31, 2000.....................  $ --    $   3    $ 2,611  $ 175,739       $ --       $ 2,050   $  25,779  $206,182
Issuance of common stock.......................    --        1        --      11,474         --            --         --     11,475
Cumulative translation adjustment..............    --       --        --         --          --        (3,747)       --     (3,747)
Unrealized losses on marketable securities
held-for-sale..................................    --       --        --         --          --          (241)       --        (241)
Net loss.......................................    --       --        --          --         --            --    (121,643) (121,643)
Balance, December 31, 2001.....................  $ --    $   4    $ 2,611  $ 187,213       $ --       $(1,938)   $(95,864) $ 92,026


                        The accompanying notes are an integral part of these consolidated financial statements.



                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)


                                                                            YEAR ENDED DECEMBER 31,
                                                                            -----------------------
                                                                         2001       2000          1999
                                                                         ----       ----          ----
Net income (loss)................................................      $(121,643)    $275,232   $(121,020)
Other comprehensive income:
   Foreign currency translation adjustments......................         (3,747)       9,992      (1,195)
   Unrealized losses on marketable securities held-for-sale......           (241)          --          --
Comprehensive income (loss)......................................      $(125,631)    $285,224   $(122,215)
                                                                       ==========    ========   =========



                        The accompanying notes are an integral part of these consolidated financial statements.



                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                          -----------------------
                                                                                       2001      2000       1999
                                                                                       ----      ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).............................................................  $ (121,643)  $275,232 $ (121,020)
  Adjustments to reconcile net income (loss) to net cash flows from operating activities:
        Loss on discontinued operations.........................................      15,442      1,363       --
        Gain on disposal of discontinued operations, net of tax benefit.........      (4,620)      --         --
        Deferred taxes..........................................................       3,030     (3,030)      --
    Depreciation and amortization...............................................      15,775      3,937     25,396
    Amortization of goodwill....................................................         487        197       --
        Loss (gain) on sale of assets...........................................       6,188   (346,195)      --
    Asset impairment............................................................      84,783       --       11,902
    Non-cash interest expense...................................................         --       1,229     40,165
    Non-cash compensation expense...............................................         --         120        385
    Minority interest...........................................................         --        --       (1,845)
    Other ......................................................................         --        --       (1,428)
    Change in accounts receivable, net..........................................        (131)       650     (1,126)
    Change in VAT receivable....................................................      11,619     (7,721)      --
    Change in other current assets..............................................       2,792     (4,452)       688
        Change in income tax receivable.........................................     (47,977)      --         --
    Change in accounts payable, accrued expenses and other liabilities..........      (5,526)      (289)    11,044
    Change in net assets held for sale..........................................          --        --      10,475
                                                                                  ----------   -------- ----------
        Net cash flows from operating activities................................     (37,291)   (78,959)   (25,364)
                                                                                  ----------   -------- ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..........................................................     (23,742)   (61,903)   (21,428)
    Purchase of marketable securities...........................................     (11,000)      --         --
    Sale of assets..............................................................         734    453,243       --
    Purchase of subsidiaries, net of cash acquired..............................       7,194    (17,735)      --
    Purchase of real estate held for sale.......................................          --     (2,338)      --
                                                                                  ----------   -------- ----------
        Net cash flows from investing activities................................     (26,814)   371,267    (21,428)
                                                                                  ----------   -------- ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on obligations under capital leases........................      (3,874)    (1,218)    (8,088)
    Repayment of Interim Loan Facility............................................       --    (147,541)      --
    Repayment on note payable - related party.....................................       --     (10,981)      --
  Exercise of stock options and warrants........................................         --         489      1,945
  Proceeds from issuance of preferred stock, net of offering expenses...........         --        --       47,500
  Proceeds from shareholder loan................................................         --        --        2,000
                                                                                  ----------   -------- ----------
        Net cash flows from financing activities................................      (3,874)  (159,251)    43,357
                                                                                  ----------   -------- ----------

Net cash flows from discontinued operations.....................................      (2,657)      (498)      --

Effect of exchange rates on cash and cash equivalents...........................        (285)    (1,312)    (2,242)
                                                                                  ----------   -------- ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............................     (70,921)   131,247     (5,677)
CASH AND CASH EQUIVALENTS, beginning of period..................................     132,396      1,149      6,826
                                                                                  ----------   -------- ----------

CASH AND CASH EQUIVALENTS, end of period........................................    $ 61,475  $ 132,396    $ 1,149
                                                                                    ========  =========    =======


SUPPLEMENTAL CASH FLOW INFORMATION - See Note 3



                        The accompanying notes are an integral part of these consolidated financial statements.



                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)


(1)   ORGANIZATION

      Worldport Communications, Inc., a Delaware corporation (together with its subsidiaries, the "Company"), was originally organized as a Colorado corporation under the name Sage Resources, Inc. in January 1989. Worldport remained inactive until 1996 when the Company's domicile was changed to Delaware and the name was changed to Worldport Communications, Inc.

      From 1997 to 1999, the Company was a facilities-based global telecommunications carrier offering voice, data and other telecommunications services to carriers, Internet service providers, medium and large corporations and distributors and resellers operating in Europe and the United States.

      In the first quarter of 2000, the Company sold substantially all of its material assets. During 2000 and 2001, the Company pursued a new business strategy, focused on the delivery of Internet solutions to global companies doing business in the European marketplace.

      As a result of the fourth quarter 2001 and first quarter 2002 transactions described in Notes 5 and 6, we no longer have active business operations. After completing the shutdown of our subsidiaries, we expect to continue to have significant cash resources. We currently anticipate that after we complete the activities related to exiting these businesses, we will operate with a minimal headquarters staff while we determine how to use these cash resources.

      Among the alternatives we may consider is the pursuit of acquisition and investment opportunities or a liquidation of the Company. Upon any liquidation, dissolution or winding up of the Company, the holders of our outstanding preferred stock would be entitled to receive approximately $68 million prior to any distribution to the holders of our common stock. Although we may consider investment or acquisition opportunities, we have not identified a specific industry on which we intend to initially focus and have no present plans, proposals, arrangements or understandings with respect to the acquisition of any specific business. We will have broad discretion in determining how to use these cash resources and in identifying and selecting acquisition and investment opportunities.


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

Revenue Recognition

      The Company recognizes revenues as services are provided. Amounts billed in advance of services provided are recorded as deferred revenues until such related services are provided and are included in Accrued Expenses. The Company adopted Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" effective January 1, 2000, the adoption of which had no impact on the Company's financial statements. In accordance with SAB 101, installation fees are amortized over the life of the relevant contract, which generally ranges from one to three years.


Cash and Cash Equivalents

      Cash and cash equivalents include cash on hand and all liquid investments with an original maturity of three months or less when purchased.


Marketable Securities

      The Company currently owns a marketable debt security with a contractual maturity of 2004, but has classified that debt security as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This security is carried at fair market value, with unrealized gains and losses reported in stockholders' equity as a component of other comprehensive income (loss). To date, there have been no gains or losses on securities sold. However, in computing realized gains and losses, the Company will use the specific identification method.


Accounts Receivable

      Accounts receivable includes unbilled amounts of $0.3 million at December 31, 2000. This amount primarily represents hours incurred by professional services employees on consulting engagements that have not yet been invoiced to customers. The timing of invoicing is dependent on the contractual arrangements made with the respective customers. There were no unbilled accounts receivable at December 31, 2001.


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

      Depreciation expense on revenue-generating assets is recorded as a component of cost of services. Depreciation expense on all other fixed assets is recorded as a component of operating expenses.

Asset Impairment

      In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company periodically reviews its long-lived assets to determine if they have been other than temporarily impaired by comparing the carrying value of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during the period incurred. An impairment loss is calculated as the difference between the carrying value of the assets and the present value of estimated future net cash flows or comparable market values, giving consideration to recent operating performance.

      As a result of this periodic review, the Company recorded non-cash asset impairment charges to write down its long-lived assets of various businesses to their estimated net realizable value as follows:

          o In 1999, the Company recorded non-cash asset impairment charges of $11.9 million in connection with the proposed sales of TNC, IIC and other U.S. based assets, as described in Note 5.

          o In the third quarter of 2001, the Company recorded a non-cash asset impairment charge of approximately $13.2 million ($2.5 million from continuing operations and $10.7 million from discontinued operations) in connection with the write off of goodwill relating to its VIS-able subsidiaries, as described in
               Note 5.

          o In the fourth quarter of 2001, the Company recorded non-cash asset impairment charges of approximately $84.8 million (included in Restructuring Costs) in connection with the fourth quarter 2001 strategic decisions to cease operations of its Irish subsidiary, reduce corporate expenses at its headquarters in Buffalo Grove, Illinois, and place its German subsidiary, Hostmark GmbH, into receivership, in addition to the Company's recognition of the shortfalls in projected future cash flows from its Managed Hosting operations in the U.K. as discussed in Note 6.

      Following these write downs, management believes its long-lived assets are appropriately valued in the accompanying financial statements.


Financial Instruments

      The carrying value of the Company's financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, other receivables, accounts payable, and capital lease obligations approximate their fair market values.


Concentration of Credit Risk

      The Company was subject to significant concentrations of credit risk in 1999, which consisted primarily of trade accounts receivable. In 1999, the Company sold a significant portion of its services to other carriers and resellers and, consequently, maintained significant receivable balances with certain customers. For the year ended December 31, 1999, three customers accounted for 71% of total Company revenues.


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

Earnings (Loss) per Share

      The Company has applied the provisions of SFAS No. 128, "Earnings Per Share", which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings per share includes the effect of dilutive common stock equivalents. In 2001 and 1999, basic and diluted loss per share are the same because all dilutive securities had an antidilutive effect on loss per share. In 2000, diluted earnings per share includes the effect of the Company's preferred stock, stock options and warrants. The treasury stock method was used to calculate the weighted average shares outstanding for warrants and options in 2000.


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


Foreign Currency

      Substantially all of the Company's operations are in Europe. The assets and liabilities of the Company's non-U.S. subsidiaries are translated at month-end rates of exchange, and income statement items are translated at the average rates prevailing during the period. The resulting translation adjustment is recorded as a component of stockholders' equity. Exchange gains and losses on intercompany balances of a long-term investment nature are also recorded as a component of stockholders' equity. Other foreign exchange gains and losses are recorded in income on a current basis and were gains of $0.1 million and losses of $2.6 million for the year ended December 31, 2001 and 2000, respectively. There were no foreign exchange gains or losses recorded in income in 1999.


Derivatives

      The Company has used derivative instruments to hedge its foreign currency exposure only on a limited basis. Accordingly, the Company is not subject to any additional significant foreign currency market risk other than normal fluctuations in exchange rates.

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

      At December 31, 2001, there were no foreign currency hedge contracts outstanding.


New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. Under SFAS No. 142, goodwill amortization ceases when the new standard is adopted. In the twelve months ended December 31, 2001, the Company recorded $2.5 million of goodwill amortization ($0.5 million from continuing operations and $2.0 million from discontinued operations, discussed further below). SFAS No. 142 also requires an initial goodwill impairment assessment in the year of adoption and an impairment test both on an annual basis and upon the occurrence of any event or change in circumstances that would reduce the fair value of a reporting unit below its carrying value. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company will adopt this standard at the beginning of its 2002 fiscal year. As the Company had no goodwill or intangibles at December 31, 2001, the adoption of this statement will have no impact on the Company's consolidated financial statements.

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


Certain Reclassifications

      Certain reclassifications have been made to amounts previously reported to conform to current period presentation.


(3)      SUPPLEMENTAL CASH FLOW INFORMATION

      Non-cash investing and financing information for the years ended December 31, 2001, 2000 and 1999 is as follows :


                                                                                              2001       2000       1999
                                                                                              ----       ----       ----

Issuance of common stock for the acquisition of hostmark...............................     $ 11,475   $  --     $   --
Acquisition of property and equipment under capital lease..............................     $  7,875   $  --     $ 39,241
Exercise of warrants for common stock..................................................     $   --     $22,016   $  8,467
Deferral of VIS-able purchase price collateralized by letter of credit.................     $   --     $ 2,700   $   --
Conversion of related party note payable to 1,000 shares of Series G Preferred Stock...     $   --     $ 2,000   $   --
Issuance of warrants in connection with Interim Loan Facility..........................     $   --     $ 1,229   $  3,602
Conversion of obligation for 316,921 shares of Series D Preferred Stock................     $   --     $  --     $  1,030


      Cash paid for interest in 2001, 2000 and 1999 was approximately $0.5 million, $0.8 million and $2.6 million, respectively. Cash paid for income taxes was approximately $59.9 million in 2000. No cash was paid in 2001 and 1999 for income taxes.


(4)      ACQUISITIONS

VIS-able

      On September 15, 2000, the Company acquired all of the common stock of Sweden-based VIS-able International AB and its affiliates ("VIS-able"), pursuant to a Stock Purchase Agreement dated September 15, 2000, for approximately $17.7 million, net of liabilities assumed and including the payment of certain fees and expenses.

      The payment of $2.7 million of the purchase price was deferred for one year pending any claims pursuant to the representations and warranties made in the Stock Purchase Agreement. This amount was recorded on the Company's December 31, 2000 balance sheet in Accrued Expenses and was collateralized by a Letter of Credit, which expired one year from the acquisition date. In October 2001, $2.0 million of this amount was paid to the former shareholders. The remaining $0.7 million was retained by the Company upon the resolution of certain claims made by the Company pursuant to the representations and warranties contained in the Stock Purchase Agreement. The $0.7 million was recorded as a component of Other Income in the fourth quarter of 2001.

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
                                                           =======

      Goodwill of approximately $17.8 million represented the excess of the cost of the acquired businesses over the fair market value of their net assets and was being amortized on a straight-line basis over five years. Amortization expense of $2.5 million and $1.1 million was recorded during 2001 and 2000, respectively (including $2.0 million and $0.9 million from discontinued operations for 2001 and 2000, respectively).


Hostmark

      On April 26, 2001, the Company acquired all of the outstanding stock of hostmark entities in the U.K., Sweden and Germany ("hostmark") in exchange for up to 5.1 million shares of the Company's common stock. Of this amount, 4.1 million shares were issued at the closing and the remaining 1.0 million shares will be issued one year from the acquisition date, unless the Company makes a claim pursuant to the representations and warranties contained in the purchase agreement. The purchase price of $12.0 million was based on the fair market value of the common stock on the date of acquisition plus certain transaction fees and expenses.

      The acquisition was recorded under the purchase method of accounting, and accordingly, the results of operations of hostmark have been included in the consolidated financial statements since the date of acquisition.

      The book value of the net assets received exceeded the purchase price by $62.0 million. Accordingly, this excess was allocated to proportionately reduce the value assigned to non-current assets acquired. The purchase price has been allocated to assets acquired and liabilities assumed as summarized below (in thousands):

Current assets (including cash of $7,194)                    $ 7,865
Historical cost of non-current assets                         84,966
  Reduction in value assigned to non-current assets          (62,006)
Current liabilities                                          (18,850)
                                                             --------
Purchase price                                               $11,975
                                                             =======

      In connection with the acquisition of hostmark, the Company recorded accruals primarily related to employee termination costs and lease disposition costs. The activity relating to these accruals is summarized below (in thousands):


                                Accruals    Expenses     Accrual       Balance At
                               Established    Paid     Adjustments  December 31, 2001
                               -----------    ----     -----------  -----------------
  Employee severance            $ 2,039      $1,583       $(456)          $  --
  Lease disposition costs         1,183         912           --            271
                                -------      ------       ------          -----
       Total                    $ 3,222      $2,495       $(456)          $ 271
                                =======      ======       ======          =====


      The severance related to the termination of approximately 55 hostmark employees, all of which had been terminated by December 31, 2001. The $0.5 million reduction to the severance accrual was recorded in the fourth quarter 2001 as an adjustment to the value assigned to the non-current assets acquired. The Company will continue to make lease payments through the term of the lease, which expires in the third quarter of 2002.

      The following pro forma information gives effect to the acquisition of hostmark as if the transaction had been completed as of the beginning of the periods presented (in thousands):


                                                                      Year Ended December 31,
                                                                      -----------------------
                                                                       2001           2000
                                                                       ----           ----
       Revenues                                                       $   7,341      $   8,722
                                                                      ==========     =========
       Net income (loss) from continuing operations                   $(128,858)     $ 255,645
                                                                      ==========     =========
       Net income (loss)                                              $(139,681)     $ 254,282
                                                                      ==========     =========
       Earnings (loss) per share from continuing operations:
            Basic                                                     $   (3.30)     $    7.20
                                                                      ==========     =========
            Diluted                                                   $   (3.30)     $    4.15
                                                                      ==========     =========
       Earnings (loss) per share:
            Basic                                                      $  (3.58)     $    7.14
                                                                       =========     =========
            Diluted                                                    $  (3.58)     $    4.11
                                                                       =========     =========
       Shares used in pro forma per share calculation:
            Basic                                                        39,063         35,502
                                                                      ==========     =========
            Diluted                                                      39,063         61,650
                                                                      ==========     =========


      The pro forma information provided should not be construed to be indicative of the Company's results of operations had the acquisition been consummated on the date assumed, and are not intended to project the Company's results of operations for any future period.


(5)      DISPOSITIONS

EnerTel and related telecommunication businesses

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

      On February 29, 2000, the Company sold International Interconnect, Inc. ("IIC") for $0.3 million, a portion of which was in the form of a note. On October 25, 2001, the Company completed the sale of its remaining carrier business, Telenational Communications, Inc. ("TNC") for $0.4 million in the form of a note. Due to uncertainties related to the collectibility of the TNC note, it has been fully reserved for at December 31, 2001.

      During 1999, the Company took an asset impairment charge of approximately $11.9 million in connection with the proposed sales of TNC, IIC and other U.S. based assets to write the net investments down to their anticipated net realizable value.


VIS-able

      In the third quarter of 2001, the Company experienced a decline in revenue in the Swedish Professional Services business as there was excess capacity in the Swedish consulting market, major pricing pressures, and slower customer decisions related to new IT projects for those services. In response to this, the Company compared the carrying value of the VIS-able long-lived assets with their estimated future undiscounted cash flows and determined that an impairment loss had occurred. The carrying value was then compared to the estimated future discounted cash flows and the excess carrying value of $13.2 million was recorded as a non-cash asset impairment charge ($2.5 million from continuing operations and $10.7 million from discontinued operations). Additionally, the Company shut down its U.S. and U.K. Professional Services operations in the third quarter of 2001.

      On December 21, 2001, the Company sold its Swedish VIS-able subsidiaries (which consisted of a Swedish Professional Services business and a low-end Swedish hosting business) to its employees in a management buyout for $0.9 million, the majority of which is in the form of a note due in January 2006. Due to uncertainties related to the collectibility of this note, it has been fully reserved for at December 31, 2001.

      The disposal of the Swedish Professional Services business represented a disposal of a business segment under Accounting Principles Board ("APB") Opinion No. 30. Accordingly, results of these operations have been classified as discontinued, and prior periods have been restated in order to conform to the new presentation. The disposal of the Swedish hosting business represented only a small portion of the Company's Managed Hosting segment, and accordingly, results of its operations are presented as part of continuing operations. The Company recorded a $0.5 million loss on the sale of the Swedish hosting business in the fourth quarter of 2001.

The operating results of discontinued operations are as follows (in thousands):

                                                         2001           2000
                                                         ----           ----
           Net revenue                                 $  3,629      $  1,073
           Loss before income taxes                    $(15,442)     $ (1,402)
           Tax benefit                                 $   --        $     39
           Net loss from discontinued operations       $(15,442)     $ (1,363)

      Net loss for the year ended December 31, 2001 included a $4.6 million gain (including a tax benefit of $5.6 million) on the sale of the Company's Professional Services business.

      There were minimal assets and liabilities of the discontinued operations remaining at December 31, 2001. Assets and liabilities of the discontinued operations at December 31, 2000 were as follows (in thousands):

                                                            December 31,
                                                                 2000
                                                                 ----
             Current assets                                   $  1,031
             Goodwill                                           13,838
             Other noncurrent assets                             2,951
             Current liabilities                                (1,167)
             Long-term liabilities                                 (15)
                                                               --------
             Net assets of discontinued operations            $ 16,638
                                                               =======


Hostmark

      On December 21, 2001, the Company sold the Swedish Managed Hosting assets, customer contracts and certain liabilities of Hostmark AB to OM Technology Ab for $0.9 million, subject to the resolution of a final working capital adjustment. The Company recorded a $5.3 million loss on the sale of Hostmark AB's assets and assumption of liabilities in the fourth quarter of 2001.


(6)      RESTRUCTURING ACTIVITIES

      After the completion of the Hostmark acquisition, the Company did not achieve its expected revenue growth in its Managed Hosting business. The general economic downturn, the slowdown in technology spending and the lengthening in the sales cycle for Managed Hosting services all contributed to these revenue shortfalls. Company management believed that these conditions, as well as the increasing level of competition and consolidation in the Web hosting and Internet infrastructure markets, would continue to have an adverse effect on the Company's ability to achieve near term revenue targets and, if they continued, could erode the financial resources of the Company more rapidly than planned.

      Following the exploration and review of the strategic alternatives, the Company determined that it was necessary to take the following restructuring actions to dramatically reduce the rate at which its operations were using cash and to minimize the Company's exposure in markets that were experiencing significantly slower than expected market growth.

          o In November 2001, we announced that our Irish subsidiary was ceasing operations at its Dublin, Ireland facility. An orderly shutdown of the Ireland operations was commenced, and was substantially completed by December 31, 2001.

          o In December 2001, we placed our German subsidiary, Hostmark GmbH, into receivership under German law. The assets and liabilities of Hostmark GmbH held in receivership have been netted in the Company's December 31, 2001 financial statements and are reflected in Accrued Expenses as a net liability of approximately $1.0 million.

          o We also took steps to reduce corporate expenses at our Buffalo Grove, Illinois, headquarters in connection with these transactions.

          o In March 2002, we made the decision to make no further investment in our U.K. Managed Hosting operation. On March 26, 2002, our U.K. subsidiaries, Hostmark World Limited and Hostmark U.K. Limited, filed a petition for Administration under the United Kingdom Insolvency Act. An administrator has been appointed for these subsidiaries and it is anticipated that he will seek to either reorganize, find new investors, sell or liquidate the U.K. businesses for the benefit of its creditors.

      In the fourth quarter ended December 31, 2001 the Company recorded a restructuring charge of $101.5 million relating to these actions. The fourth quarter restructuring charge primarily includes severance, facility exit costs, bandwidth contract termination costs, and the write down of assets to their expected net realizable value. The following table summarizes the significant components of the restructuring reserve at December 31, 2001 (in thousands):


                                                    Original        Less:        Non-cash      Accrual Balance
                                                  Restructuring     Cash       Charges and       Remaining at
                                                     Charge       Payments     Adjustments    December 31, 2001
                                                     -------      --------     -----------    -----------------
       Asset impairment                                 $84,783       $   --      $ (84,783)             $    --
       Facility exit costs                                9,337           54            (70)               9,213
       Bandwidth contract termination costs               4,703          335            (39)               4,329
       Severance                                          1,315          557              3                  761
       Other costs                                        1,322           55            (10)               1,257
                                                      ---------       ------      ----------             -------
           Total                                      $ 101,460       $1,001      $ (84,899)             $15,560
                                                      =========       ======      ==========             =======


      The Company compared the carrying value of the long-lived assets located primarily in Ireland, Germany and the U.K. to fair values determined substantially through independent appraisals and estimated future discounted cash flows. The excess carrying value of $84.8 million was recorded as a non-cash asset impairment charge.

      Facility exit costs represent rent payments the Company is contractually obligated to pay on its Ireland and German facilities, net of certain estimated sublease recoveries. Bandwidth contract termination costs represent early termination penalties incurred by the Company to cancel certain bandwidth contracts related to its ceased Managed Hosting operations in Ireland.

      The headcount reduction affected approximately 100 employees, who were primarily located in Ireland. Substantially all employees terminated under this plan were released by December 31, 2001, with the few remaining employees terminated in the first quarter of 2002. Severance of approximately $0.6 million has been paid as of December 31, 2001, with the remaining paid in the first quarter of 2002.

      The Company's management is currently evaluating the possible sale or disposition of the remaining assets, including potentially subleasing the facilities remaining under operating lease agreements. All restructuring costs are due to be paid by December 31, 2010, with $9.6 million due in 2002, $0.8 million in 2003, $0.8 million in 2004, $0.8 million in 2005, $0.8 million in 2006 and $2.8 million thereafter.

      An additional restructuring charge will be recorded in the first quarter of 2002 relating to the actions taken in the U.K. in March 2002. The Company preliminarily estimates that this charge will be approximately $10 million, consisting of approximately $8 million in facility exit costs, approximately $0.5 million in bandwidth termination costs, and approximately $1.5 million in other related costs.

      The Company used estimates to calculate the restructuring charges, including the ability and timing of the Company to sublease space and the net realizable value of remaining assets. These estimates are subject to change based on the sale of the remaining assets along with the sublease or settlement of future rent obligations.


(7)   FIXED ASSETS

      The Company's fixed assets as of December 31, 2001 and 2000 consist of the following:

                                                            2001       2000
                                                            ----       ----
     Computer hardware.................................    $3,759    $ 6,937
     Equipment & furniture.............................     1,863     10,912
     Computer software.................................       257     10,740
     Leasehold improvements............................        --     31,521
     Bandwidth capacity................................        --      4,860
                                                           ------    -------
                                                            5,879     64,970
        Accumulated depreciation.......................      (213)    (2,609)
                                                           ------    -------
          Net fixed assets.............................    $5,666   $ 62,361
                                                           ======   ========

      Depreciation expense was approximately $15.8 million, $3.3 million and $20.5 million for the years ended December 31, 2001, 2000 and 1999, respectively, of which $5.0 million, $0.7 million and $0, respectively, was recorded as cost of services.


 (8)   ACCRUED EXPENSES

      The Company's accrued expenses as of December 31, 2001 and 2000 consist of the following:


                                                                          2001        2000
                                                                          ----        ----
     Restructuring costs (see Note 6).............................       $15,560    $    --
     Bandwidth costs..............................................         1,750         --
     Payroll and benefits.........................................           795      1,275
     Taxes payable................................................          --        2,862
     VIS-able purchase price deferral (see Note 4)................          --        2,700
     Other........................................................         3,181      1,061
                                                                        --------    -------
          Total accrued expenses.................................       $ 21,286    $ 7,898
                                                                        ========    =======


      Included in Accrued Expenses at December 31, 2001 is approximately $1.0 million of net liabilities of Hostmark GmbH held in receivership.


(9)   COMMITMENTS AND CONTINGENCIES

      In March 2002, Sturm Group Inc., Donald L. Sturm and Hostmark World Holdings, LLC, filed a complaint against the Company and its wholly owned subsidiary, Worldport Holding Inc. in the Circuit Court For the

Nineteenth Judicial Circuit, Lake County, Illinois -Chancery Division. This claim relates to the April 2001 acquisition of the Company's Hostmark subsidiaries (the "Hostmark Subsidiaries"). The Hostmark Subsidiaries were acquired by Worldport Holdings from Hostmark World Holdings, LLC pursuant to a Stock Purchase Agreement. In connection with these transactions, the Company agreed to use its reasonable efforts to obtain the release of the plaintiffs from certain guarantees that the plaintiffs had entered into on behalf of the Hostmark Subsidiaries prior to the acquisition. The reasonable efforts of the Company were to include, if required, the Company providing to the landlord of the property located in Slough, U.K. a rent indemnity and keeping such rent indemnity in place until November 20, 2008. If required in order to obtain such rent indemnity, the Company agreed to deposit funds with a commercial bank (or provide such other collateral or security required by the bank). If required by the landlord, the reasonable efforts of the Company were also to include providing a one-year rent indemnity after November 2008 until the lease expires in November 2015. In this action, the plaintiffs are seeking an injunction ordering the Company to comply with the terms of these agreements. The plaintiffs are also seeking damages for the defendants' alleged breach of these agreements. The Company has not yet responded to this complaint, but does not expect to pay material damages in this suit.

      In February 1999, the Company entered into an agreement with a telecommunications carrier to sell 20-year indefeasible rights of use ("IRUs") for three separate circuits at a total contract value of approximately $8 million payable upon acceptance of the circuits by the carrier. The agreement required acceptance by the customer of each circuit, however the customer only accepted one circuit in early 1999 and, to date, has not accepted the other two circuits. The Company has entered into a separate agreement with a European telecommunications company which gives the Company the right to purchase capacity through these points of presence to provide service to this customer. This contract provides for indefeasible rights of use for a period of 10 years. The Company is pursuing means to satisfy the capacity commitment to the Company's customer for the remaining 10 years of that contract. During the second quarter of 1999, the Company recorded the full amount of revenue ($2.1 million) and cost ($2.5 million) related to the 20 year contract for one IRU. This represents management's best estimate of the present value of such future costs to provide these services. Management will monitor this estimate and adjust it as necessary when, and if, additional information is available. The initial transaction under the contract was negotiated in anticipation of future profitable revenues from the customer. The Company is currently negotiating with both parties to restructure a portion of this contract. The effects of this restructuring are not expected to have a material impact on the financial statements.


Leases

      The Company leases office and network facilities under various noncancelable operating lease agreements. Certain lease agreements contain escalation clauses, along with options that permit early terminations or renewals for additional periods. Additionally, the Company leases computer equipment and EMC storage equipment under various noncancelable capital lease agreements. Future minimum commitments under operating and capital leases as of December 31, 2001 are as follows:


     YEAR ENDING DECEMBER 31                                       OPERATING  CAPITAL
     -----------------------                                       ---------  -------
     2002.......................................................      $ 2,869   $4,647
     2003.......................................................        2,410    2,875
     2004.......................................................        2,204    1,437
     2005.......................................................        2,000       --
     2006.......................................................        1,935       --
     Thereafter.................................................       11,048       --
                                                                     --------
     Future minimum lease payments..............................     $ 22,466    8,959
                                                                     ========

        Less portion attributable to interest                                   (1,191)
                                                                                -------
        Principal repayments due at December 31, 2001                            7,768

        Less current portion of obligations under capital lease                  4,335
                                                                               -------
        Long-term obligations under capital lease                              $ 3,433
                                                                               =======


      Total rental expense for operating leases for the years ended December 31, 2001, 2000 and 1999 was approximately $2.4 million, $0.9 million, and $2.3 million, respectively (including $0.3 million and $0.1 million from discontinued operations for 2001 and 2000, respectively).


Legal

      Since July 14, 1999, Worldport and certain of its former officers have been named as defendants in multiple shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. On or about March 21, 2000, a Consolidated Complaint was filed which adds The Heico Companies, LLC and Michael E. Heisley, Sr. as defendants. The plaintiffs in these lawsuits seek to represent a class of individuals who purchased or otherwise acquired the Company's common stock from January 4, 1999 through June 28, 1999. Among other things, the plaintiffs allege that the defendants spoke positively about the Heico financing without disclosing the risk that non-compliance with certain Nasdaq rules in connection with the financing might cause Worldport to be delisted from Nasdaq. The plaintiffs further allege the subsequent disclosure that Worldport might be delisted from Nasdaq adversely affected the value of the Company's common stock. The plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seek unspecified compensatory damages, interest, attorneys' fees and costs of litigation. A proposed settlement was reached by the parties on terms reflected in a Stipulation of Compromise and Settlement dated July 20, 2001. This settlement was approved by the Court on October 19, 2001 and has been entirely funded by insurance. No appeal was taken, but there can be no assurance that additional claims will not be asserted by any class member who opted out of the settlement. However, the outcome of this matter is not expected to have a material adverse effect on the consolidated financial position or results of operations of the Company.

      One of the Company's subsidiaries, Hostmark World Limited, was the subject of court action by WSP Communications ("WSP") in the Companies Court of the Chancery Division of the High Court in the U.K. for the payment of approximately $0.5 million. In addition, WSP has alleged that a total of approximately $3 million is owed to it by Hostmark World Limited. WSP alleges that these amounts are owed for work completed on Internet solution centers in Germany, Sweden and the U.K. This action has been stayed by the appointment of an Administrator for Hostmark World, as described below.

      In the fourth quarter of 2001, the SuperCentre in Dublin, Ireland operated by our Irish subsidiary, Worldport Ireland Limited, was closed; substantially all of the assets of our Swedish subsidiary, Hostmark AB, were sold and that subsidiary retained certain liabilities; and our German subsidiary, Hostmark GmBh, was placed into preliminary receivership under German law by the order of the Bankruptcy Court in Darmstadt. In addition, we ceased funding of our U.K. subsidiaries, Hostmark World and Hostmark U.K., in the first quarter of 2002 and thereafter on March 28, 2002, an Administrator was appointed for these subsidiaries by an order of the Companies Court, Chancery Division of High Court under the United Kingdom Insolvency Act. Each of these subsidiaries has potential liabilities which exceed the value of their assets, which have been reflected in the consolidated financial statements. Certain creditors of these subsidiaries have made claims directly against the parent company, Worldport Inc., for liabilities related to the operation of these subsidiaries and additional creditors could assert similar claims. There can be no assurance that Worldport Inc. will be successful in defending these claims and in limiting its liability for the obligations of its subsidiaries.

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

      In April 2001, the Company issued 4.1 million shares of common stock in connection with the acquisition of hostmark, as discussed in Note 4. An additional 1.0 million shares will be issued one year from the acquisition date, pursuant to certain representations and warranties.

      In August 2001, holders of 9,225 shares of Series B Preferred Stock converted their shares into 36,900 shares of the Company's common stock in accordance with the terms of the Series B Preferred Stock agreement.

      At December 31, 2001, 38,087,252 shares of common stock were issued and outstanding.


PREFERRED STOCK

      The Company is authorized to issue 10,000,000 shares of Preferred Stock, $.0001 par value per share.


Series A Preferred Stock

      The Company has designated 750,000 shares of its preferred stock to be Series A Convertible Preferred Stock ("Series A") with a par value of $0.0001 and a stated value of $2.25. In 1999, all holders of Series A converted their shares into shares of the Company's common stock in accordance with the terms of the Series A Convertible Preferred Stock agreement.


Series B Preferred Stock

      The Company has designated 3,000,000 shares of its preferred stock to be Series B Convertible Preferred Stock ("Series B") with a par value of $0.0001 and a stated value of $5.36. The Series B is non-cumulative and bears dividends at the rate of 7% per annum, payable in cash or shares of the Company's common stock at the option of the Company. Prior to the declaration or payment of any dividend or other distribution to the common stockholders, the Company must first declare and pay a dividend equal to 7% of the stated value to the holders of the Series B. The Series B is convertible at any time, at the option of the holder, and will be mandatorily converted upon the occurrence of certain events, at a rate of 4 shares of common stock for each share of Series B. Holders of Series B have voting rights equal to 40 votes per share on all matters submitted to a vote of the stockholders of the Company.

      Upon any liquidation, dissolution or winding up of the Company, the holders of Series B shall be entitled to receive $5.36 per share (or such amount that is distributed ratably to holders of all the various outstanding series of the Company's preferred stock), plus all declared but unpaid dividends, prior to the distribution of any assets of the Company to the holders of the common stock.

      In 2001 and 1999, various holders of Series B Preferred Stock converted their shares into 36,900 and 7,863,884 shares, respectively, of the Company's common stock in accordance with the terms of the Series B Preferred Stock agreement.

      At December 31, 2001, 956,417 shares of Series B were outstanding.


Series C Preferred Stock

      The Company has designated 1,450,000 shares of its preferred stock to be Series C Convertible Preferred Stock ("Series C") with a par value of $0.0001 per share and a stated value of $35.31 per share. The Series C is non-cumulative and bears dividends at the rate of 7% per annum, payable in cash or shares of the Company's common stock at the option of the Company. Prior to the declaration or payment of any dividend or other distribution to the common stockholders, the Company must first declare and pay a dividend equal to 7% of the stated value to the holders of the Series C. The Series C is convertible at any time, at the option of the holder, and will be mandatorily converted upon the occurrence of certain events, at a rate of 10.865 shares of common stock for each share of Series C. Holders of Series C have voting rights equal to 40 votes per share on all matters submitted to a vote of the stockholders of the Company.

      Upon any liquidation, dissolution or winding up of the Company, the holders of Series C shall be entitled to receive $35.31 per share (or such amount that is distributed ratably to holders of all the various outstanding series of the Company's preferred stock), plus all declared but unpaid dividends including any dividends required to be paid as described above, prior to the distribution of any assets of the Company to the holders of the common stock.

      At December 31, 2001, 1,416,030 shares of Series C were outstanding.


Series D Preferred Stock

      The Company has designated 650,000 shares of its preferred stock to be Series D Convertible Preferred Stock ("Series D") with a par value of $0.0001 per share and a stated value of $3.25 per share. The Series D is non-cumulative and bears dividends at the rate of 7% per annum, payable in cash or shares of the Company's common stock at the option of the Company. Prior to the declaration or payment of any dividend or other distribution to the common stockholders, the Company must first declare and pay a dividend equal to 7% of the stated value to the holders of the Series D. The Series D is convertible at any time, at the option of the holder, and will be mandatorily converted upon the occurrence of certain events, at a rate of one share of common stock for each share of Series D.

      Upon any liquidation, dissolution or winding up of the Company, the holders of Series D shall be entitled to receive $3.25 per share (or such amount that is distributed ratably to holders of all the various outstanding series of the Company's preferred stock), plus all declared but unpaid dividends including any dividends required to be paid as described above, prior to the distribution of any assets of the Company to the holders of the common stock.

      At December 31, 2001, 316,921 shares of Series D were outstanding.


Series E Preferred Stock

      The Company has designated 145,000 shares of its preferred stock to be Series E Convertible Preferred Stock ("Series E") with a par value of $0.0001 per share and a stated value of $35.31 per share. The Series E is non-cumulative and bears dividends at the rate of 7% per annum, payable in cash or shares of the Company's common stock at the option of the Company. Prior to the declaration or payment of any dividend or other distribution to the common stockholders, the Company must first declare and pay a dividend equal to 7% of the stated value to the holders of the Series E. On July 15, 1999, The Heico Companies, LLC ("Heico") purchased 141,603 shares of Series E for an aggregate purchase price of $5.0 million. In connection with this investment, the Company granted Heico a three-year option to purchase 424,809 shares of Series F Convertible Preferred Stock ("Series F") for an aggregate purchase price of $15.0 million. The Series F would have terms and rights similar to the Series E. At Heico's option, it may convert its shares of Series E into common stock at a conversion price of $3.25 per share of common stock. If the Series F option is exercised, these shares of preferred stock may be converted into common stock at a conversion price of $4.00 per share of common stock.

      Upon any liquidation, dissolution or winding up of the Company, the holders of Series E (and Series F, if the option has been exercised) shall be entitled to receive $35.31 per share (or such amount that is distributed ratably to holders of all the various outstanding series of the Company's preferred stock), plus all declared but unpaid dividends including any dividends required to be paid as described above, prior to the distribution of any assets of the Company to the holders of the common stock.

      At December 31, 2001, 141,603 shares of Series E were outstanding.


Series G Preferred Stock

     The Company has designated 1,000 shares of its preferred stock to be Series G Convertible Preferred Stock ("Series G") with a par value of $0.0001 per share and a stated value of $2,000 per share. The Series G is non-cumulative and bears dividends at the rate of 7% per annum, payable in cash at the option of the Company. Prior to the declaration or payment of any dividend or other distribution to the common stockholders, the Company must first declare and pay a dividend equal to 7% of the stated value to the holders of the Series G. The Series G is convertible at any time at the option of the holder, and will be mandatorily converted upon the occurrence of certain events, at a rate of 1,000 shares of common stock for each share of Series G. Holders of the Series G have voting rights equal to 1,000 votes per share on all matters submitted to a vote of the stockholders of the Company. Both the conversion rate and the number of votes per share may be adjusted from time to time under the terms of the Series G.

      Upon any liquidation, dissolution or winding up of the Company, the holders of Series G shall be entitled to receive $2,000 per share (or such amount that is distributed ratably to holders of all the various outstanding series of the Company's preferred stock), plus all declared but unpaid dividends including any dividends required to be paid as described above, prior to the distribution of any assets of the Company to the holders of the common stock.

      In December 1999, the Company entered into a loan agreement with a related party in the principal amount of $2 million bearing interest at 14%. The note was unsecured and matured on January 14, 2000. The note was convertible at the option of the holder into shares of Preferred Stock at $2,000 per share. On February 9, 2000, the note holder elected to convert the $2.0 million outstanding note into 1,000 shares of Series G. Negotiations were finalized and the preferred shares were issued in August 2000.


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


WARRANTS

      The Company entered into a $120 million Interim Loan facility with a consortium of lenders effective June 23, 1998, the terms of which also included the issuance of warrants. The Company repaid the Interim Loan Facility including interest ($147.8 million) with proceeds from the sale of its European operations in January 2000. The Interim Loan Facility holders, in aggregate, received warrants exercisable for 6,643,519 shares of Common Stock at a price per share of $0.01. These warrants were valued at an aggregate of approximately $33.1 million. At December 31, 2001, 679,451 warrants remained outstanding.


(11)   LONG-TERM STOCK INCENTIVE PLANS

      The Company adopted an incentive stock option plan for employees and consultants in September 1996. The Company has reserved 7.5 million shares of common stock for issuance pursuant to the plan. Options vest over a period ranging from one to three years and have a term of ten years. Options granted to consultants are valued using the Black-Scholes model and are recorded as compensation expense over the period of service to which they relate. Such amounts were not material for any of the periods presented.

      The Company adopted a new long-term stock incentive plan for employees in July 2000. The Company originally reserved 15.0 million shares of common stock for issuance pursuant to the plan. However, the plan provides for an annual increase in the number of shares reserved for issuance equal to 1% of the issued and outstanding shares on each January 1 through 2007. At December 31, 2001, approximately 15.3 million shares had been reserved. Options are awarded at the fair market value on the date of grant. Options vest over a period ranging from three to four years and have a term of ten years.

      A summary of the status of the Company's stock option plans at December 31, 2001 is as follows (in thousands, except share price data):



                                                                1996 OPTION PLAN      2000 OPTION PLAN
                                                                ----------------      ----------------
                                                                          WEIGHTED              WEIGHTED
                                                                           AVERAGE                AVERAGE
                                                                SHARES      PRICE       SHARES     PRICE
                                                                ------      -----       ------     -----
Outstanding at December 31, 1998...........................      5,751      $6.91          --       --
Granted                                                          1,829      $7.76          --       --
Exercised..................................................       (914)     $2.17          --       --
Forfeited..................................................     (2,310)     $7.51          --       --
                                                                -------
Outstanding at December 31, 1999...........................      4,356      $7.95          --       --
Granted                                                             --        --        5,590     $2.87
Exercised..................................................       (375)     $1.53          --       --
Forfeited..................................................       (782)     $8.15         (87)    $2.75
                                                                -------                  ----
Outstanding at December 31, 2000...........................      3,199      $8.65       5,503     $2.88
Granted                                                             --        --        2,202     $3.19
Exercised..................................................         --        --           --       --
Forfeited..................................................       (305)     $9.02      (2,827)    $3.05
                                                                -------              ---------
Outstanding at December 31, 2001...........................      2,894      $8.61       4,878     $2.92
                                                              ========              =========


      The following table sets forth by exercise price range the number of shares outstanding and exercisable, the weighted average exercise price, and the remaining contractual lives of options issued:

                                 WEIGHTED
                   NUMBER OF     AVERAGE      WEIGHTED    NUMBER OF    WEIGHTED
     RANGE OF       OPTIONS     REMAINING     AVERAGE      OPTIONS      AVERAGE
     EXERCISE     OUTSTANDING  CONTRACTUAL    EXERCISE   EXERCISABLE   EXERCISE
     PRICES       AT 12/31/01      LIFE        PRICE     AT 12/31/00     PRICE
     ------       -----------      ----        -----     -----------     -----
      $0.75             115     5.3 years      $0.75           115       $0.75
   $2.25--$2.88        4,610     8.6 years      $2.76         2,003       $2.75
   $3.09--$9.08        1,560     7.1 years      $5.59         1,323       $5.82
  $10.00--$14.19       1,487     6.5 years      $11.83        1,487      $11.83
--------------------------------------------------------------------------------
     Total            7,772     7.8 years      $5.04         4,928       $6.27

      If the Company had determined the compensation cost for stock options under SFAS No. 123, net income (loss) and net earnings (loss) per share for the years ended December 31, 2001, 2000 and 1999 would have been the following pro forma amounts:


                                                     2001        2000           1999
                                                     ----        ----           ----
     Net income (loss):
          As reported............................    $(114,471)   $ 275,232    $(121,020)
          Pro forma..............................    $(116,431)   $ 271,386    $(123,585)

     Net earnings (loss) per share - as reported:
          Basic..................................       $(3.06)     $  9.03      $ (6.93)
          Diluted................................       $(3.06)     $  4.85      $ (6.93)
     Net earnings (loss) per share - pro forma:
          Basic..................................       $(3.12)     $  8.93      $ (7.04)
          Diluted................................      $ (3.12)     $  4.79      $ (7.04)


      Under SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants:

                                   YEAR ENDED DECEMBER 31,
                                   -----------------------
                                  2001       2000        1999
                               ------------------------------

     Risk free rate........     3.8%        5.1%        5.4%
     Expected dividend.....       0%          0%          0%
     Expected lives........    2 years    10 years     5 years
     Volatility............    51.3%       30.0%       80.1%

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


(12)   EMPLOYEE BENEFIT PLAN

      The Company has established a 401(k) profit-sharing plan. Employees 21 years or older are eligible to participate in the plan. Participants may elect to contribute, on a tax-deferred basis, up to 20% of their compensation. The Company will match one-half of a participant's contribution, up to a maximum of 6% of the participant's compensation. The Company's matching contribution fully vests after three years of service. The Company's contributions to the plan were approximately $0.1 million for each of the years ended December 31, 2001, 2000, and 1999.


(13)   RELATED PARTY TRANSACTIONS

Affiliated Sales

      During 1999, the Company had sales of approximately $8.0 million to an entity in which the Company holds a 20% minority interest.


Other Related Party Transactions

      In October 2000, the Company purchased a Virginia residence from its majority shareholder for $2.3 million in conjunction with an employment arrangement with a former chief executive officer of the Company. This real estate was sold by the Company to an unrelated third party in June 2001 for $1.3 million.


(14)   TAXES

      Earnings (loss) before income taxes for continuing operations for the years ended December 31, 2001, 2000 and 1999 consisted of the following:


                                                              2001         2000         1999
                                                              ----         ----         ----

   U.S.                                                      $  (864)    $345,208    $ (85,971)
   Foreign                                                  (157,285)      (8,575)     (35,049)
                                                            -----------------------------------
       Income (loss) from continuing operations before
          income taxes...............................      $(158,149)    $336,633    $(121,020)
                                                           ==========   ==========  ===========


      The provision (benefit) for income taxes for the years ended December 31, 2001, 2000 and 1999 consisted of the following:

                                                       2001      2000   1999
                                                       ----      ----   ----
     Current:
        Federal                                    $(49,760)   $ 62,213     $--
        Foreign                                          --          --      --
        State                                          (598)        855      --
                                                   --------    --------     ----
           Total current                            (50,358)     63,068      --
     Deferred:
        Federal                                       3,030      (3,030)     --
        Foreign                                          --          --      --
        State                                            --          --      --
                                                   --------    --------     ----
           Total deferred                             3,030      (3,030)     --
                                                   --------    --------     ----
             Total income tax provision (benefit)  $(47,328)   $ 60,038      $--
                                                   ========    ========     ====


      A reconciliation from the statutory federal tax rate to the Company's effective tax rate for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                               2001      2000       1999
                                               ----      ----       ----

     Federal statutory rate.............       (35)%      34%         34%
     Foreign losses not benefited.......        23        --          --
     Worthless stock deduction..........       (21)       --          --
     Change in valuation allowance......         6       (14)        (37)
     Amortization of goodwill...........        --        --          (2)
     State taxes........................        --        --           4
     Other..............................        (3)       (2)          1
                                               ---        --          --
          Total.........................       (30)%      18%         --%
                                               ===        ==          ==


      Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows:

                                                 2001        2000
                                                 ----        ----

     Deferred tax assets (liabilities):
     Net operating loss carryforwards.....     $ 16,520    $ 1,511
     AMT tax credit carryforward..........        5,597         --
     Accrued liabilities..................        2,005      2,804
     Asset reserves.......................          591         --
     Property related.....................          248         --
     Asset impairment.....................        2,322      1,995
     Other................................          (97)       (20)
                                                -------     ------
     Total deferred tax assets, net........      27,186      6,290
     Less: Valuation allowance.............     (27,186)    (3,260)
                                                -------     ------
             Net deferred tax asset........    $    --     $ 3,030
                                                =======     =======

      SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ability of the Company to fully realize deferred tax assets in future years is generally contingent upon its success in generating sufficient levels of taxable income in those future years. After an assessment of all available evidence, including historical and projected operating trends, the Company was unable to conclude that realization of the deferred tax assets existing at December 31, 2001 was more likely than not. Accordingly, a valuation allowance totaling $27.2 million was established to offset the full amount of the deferred tax assets at December 31, 2001. The Company did not record a valuation allowance against $3.0 million of deferred tax assets at December 31, 2000 because the Company had sufficient U.S. taxable income remaining in 2000 after the full utilization of its U.S. net operating loss carryforward that it believed that it was more likely than not that these deferred tax assets would be able to be carried back against the remaining taxable income in the year the deferred tax assets were realized. These deferred tax assets were realized in 2001.

      At December 31, 2001, the Company had net operating loss carryforwards for U.S. income tax purposes of approximately $2.7 million, which will expire in 2021, and net operating loss carryforwards for foreign tax purposes of approximately $124.6 million, which do not expire.

      Additionally, the Company has a $5.6 million AMT tax credit carryforward at December 31, 2001, which under a new U.S. federal tax law that was enacted in March 2002, will allow the Company to carryback the $5.6 million AMT tax credit against taxable income in 2000 for a refund. The Company will recognize the additional $5.6 million tax benefit in the first quarter of 2002.


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

      During the third quarter of 2001, the Company adopted a new management reporting structure as the Company's business plan evolved, which changed the manner in which the Company reports its operating segments. The information for 2000 and 1999 has been restated from the prior year presentation in order to conform to the new operating segment presentation. Under the new management reporting structure, the Company has three reportable segments: Managed Hosting, Professional Services and Carrier Operations. Company management views the three distinct business strategies as different business segments when making operating and investment decisions and for assessing performance. There are no intersegment revenues in any of the years presented.

      The Managed Hosting segment derived revenues primarily from the delivery of services including Internet networking, applications and value-added services, infrastructure, and systems support. The Company began pursuing a new Managed Hosting business strategy in the second quarter of 2000, built its Ireland SuperCentre in 2000, and acquired hosting centers in the U.K., Sweden and Germany in 2001. As discussed in Note 6, the Company shut down its Managed Hosting operations in Ireland and Germany in the fourth quarter of 2001 and made the decision to cease funding of its U.K. Managed Hosting center in the first quarter of 2002.

      The Professional Services segment derived revenues primarily from Internet-based applications, systems development, and content management support. In September 2000, the Company acquired its Professional Services business through the acquisition of VIS-able. As discussed in Note 5, the Company disposed of its Swedish Professional Services business in December 2001. The disposal of the Swedish Professional Services business represented a disposal of a business segment under Accounting Principles Board ("APB") Opinion No. 30. Accordingly, results of this segment have been classified as discontinued on the Company's statement of operations.

      The Carrier Operations segment derived revenues primarily from voice, data and other telecommunication services. As discussed in Note 5, the Company sold the majority of its carrier operations in the first quarter of 2000, and maintained a small carrier operation, TNC, in Omaha, Nebraska. The TNC carrier operation was sold in October 2001. Accordingly, the Company will have no carrier operations remaining after the date of sale.

      Financial information for the Company's reportable segments is as follows:


                                                            MANAGED    PROFESSIONAL   CARRIER
                                                            HOSTING      SERVICES     OPERATIONS       TOTAL
                                                            -------      --------     ----------       -----
   2001
   ----
     Revenues.........................................       $  2,907         --      $  4,398       $  7,305
     Cost of services.................................         19,444         --         2,646         22,090
     Selling, general and administrative expenses.....         25,244         --         1,752         26,996
     Restructuring costs..............................        101,460         --            --        101,460
     Depreciation and amortization....................         11,287         --            --         11,287
     Asset impairment.................................          2,490         --            --          2,490
     Operating loss...................................       (157,018)        --            --       (157,018)
     Interest income..................................          4,722         --            --          4,722
     Interest expense.................................           (534)        --            --           (534)
     Loss on sale of assets...........................         (6,188)        --            --         (6,188)
     Tax benefit......................................        (47,328)        --            --        (47,328)
     Net loss from continuing operations..............       (110,821)        --            --       (110,821)
     Loss from discontinued operations................             --    (15,442)           --        (15,442)
     Gain on disposal of discontinued operations, net.             --      4,620            --          4,620
     Net loss.........................................       (110,821)   (10,822)           --       (121,643)
     Total assets.....................................        133,535         26            --        133,561

                                                             MANAGED    PROFESSIONAL   CARRIER
                                                            HOSTING      SERVICES     OPERATIONS       TOTAL
                                                            -------      --------     ----------       -----
   2000
   ----
     Revenues.........................................        $   251      $  --      $  8,471       $  8,722
     Cost of services.................................          2,343         --         5,339          7,682
     Selling, general and administrative expenses.....         12,383         --         9,512         21,895
     Depreciation and amortization....................          2,474         --           984          3,458
     Operating loss...................................        (16,949)        --        (7,364)       (24,313)
     Interest income..................................         14,115         --            --         14,115
     Interest expense.................................           (345)        --        (1,636)        (1,981)
     Gain on sale of assets...........................             --         --       346,195        346,195
     Tax provision....................................          5,254         --        54,784         60,038
     Net income (loss) from continuing operations.....         (8,442)        --       285,037        276,595
     Loss from discontinued operations................             --     (1,363)           --         (1,363)
     Net income (loss)................................         (8,442)    (1,363)      285,037        275,232
     Total assets.....................................        215,376     15,191         1,350        231,917
     Net assets held for sale.........................             --         --         1,350          1,350

                                                            MANAGED    PROFESSIONAL   CARRIER
                                                            HOSTING      SERVICES     OPERATIONS       TOTAL
                                                            -------      --------     ----------       -----
   1999
   ----
     Revenues.........................................         $   --      $  --      $ 85,967       $ 85,967
     Cost of services.................................             --         --        57,438         57,438
     Selling, general and administrative expenses.....             --         --        62,020         62,020
     Depreciation and amortization....................             --         --        25,396         25,396
     Asset impairment.................................             --         --        11,902         11,902
     Operating loss...................................             --         --       (70,789)       (70,789)
     Interest income..................................             --         --           398            398
     Interest expense.................................             --         --       (52,474)       (52,474)
     Net loss.........................................             --         --      (121,020)      (121,020)


      Capital expenditures of $23.7 million and $61.9 million for the years ended December 31, 2001 and 2000, respectively, were substantially all attributable to the Managed Hosting segment. Capital expenditures of $21.4 million for the year ended December 31, 1999 was attributable solely to the Carrier Operations segment.

      Financial information by geographic region for each segment in 2001 and 2000 are as follows:

                                                  UNITED
                                                  STATES     EUROPEAN      TOTAL
                                                  ------     --------      -----
            2001
            ----
              REVENUE
              Managed Hosting...............      $  10     $ 2,897      $ 2,907
              Professional Services.........         --          --           --
              Carrier Operations............      4,398          --        4,398
                                                 ------     -------      -------
                   Total Company............     $4,408     $ 2,897      $ 7,305
                                                 ======     =======      =======

              LONG-LIVED ASSETS
              Managed Hosting...............      $ 393      $5,256       $5,649
              Professional Services.........         17          --           17
              Carrier Operations............         --          --           --
                                                 ------     -------      -------
                   Total Company............      $ 410      $5,256       $5,666
                                                  =====      ======       ======

            2000
            ----
              REVENUE
              Managed Hosting...............      $   5      $  246       $  251
              Professional Services.........         --          --           --
              Carrier Operations............      5,672       2,799        8,471
                                                 ------     -------      -------
                   Total Company............    $ 5,677      $3,045       $8,722
                                                ========     =======      ======

              LONG-LIVED ASSETS
              Managed Hosting...............      $ 873    $ 61,166      $62,039
              Professional Services.........         39         283          322
              Carrier Operations............         --          --           --
                                                 ------     -------      -------
                   Total Company............      $ 912    $ 61,449     $ 62,361
                                                  ======   =========    ========

(16)   QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                                3 MONTHS ENDED
                                                                                --------------
                                                           MARCH 31,   JUNE 30,   SEPTEMBER 30,  DECEMBER 31,
                                                           ---------   --------   -------------  ------------
2001
----
Revenues...............................................      $ 1,383      $ 1,854       $ 2,455      $  1,613
Operating loss.........................................     $ (9,339)   $ (16,231)    $ (19,635)   $ (111,813)
Net loss from continuing operations....................     $ (7,422)   $ (15,394)    $ (15,260)    $ (72,745)
Net loss...............................................     $ (8,737)   $ (16,322)    $ (27,580)    $ (69,004)
Net loss per share from continuing operations:
     Basic.............................................      $ (0.22)     $ (0.41)      $ (0.39)     $  (1.86)
     Diluted...........................................      $ (0.22)     $ (0.41)      $ (0.39)     $  (1.86)
Net loss per share:
     Basic.............................................      $ (0.26)     $ (0.44)      $ (0.71)     $  (1.77)
     Diluted...........................................      $ (0.26)     $ (0.44)      $ (0.71)     $  (1.77)

2000
----
Revenues...............................................      $ 5,093      $ 1,044       $ 1,179      $  1,406
Operating loss.........................................     $ (6,635)     $(3,530)     $ (5,429)     $ (8,719)
Net income (loss) from continuing operations...........    $ 268,565      $(1,595)     $ (5,888)     $ 15,513
Net income (loss)......................................    $ 268,565      $(1,595)     $ (6,042)     $ 14,304
Net earnings (loss) per share from continuing operations:
     Basic.............................................      $  9.44      $ (0.05)      $ (0.19)     $   0.48
     Diluted...........................................      $  4.82      $ (0.05)      $ (0.19)     $   0.27
Net earnings (loss) per share:
     Basic.............................................      $  9.44      $ (0.05)      $ (0.20)     $   0.42
     Diluted...........................................      $  4.82      $ (0.05)      $ (0.20)     $   0.24


      The revenue and operating loss results for the third and fourth quarter of 2000 and the first three quarters of 2001 have been adjusted from the previously reported amounts on Form 10-Q to reflect the classification of the Professional Services segment as a discontinued operation. Net earnings (loss) per share from continuing operations was not previously reported but is presented here. There was no change to net earnings (loss) per share.

      The operating results for the fourth quarter of 2001 include a $101.5 million restructuring charge related primarily to the shutdown of certain of the Company's Managed Hosting centers (see Note 6). The operating results for the first quarter of 2000 include a $353.1 million gain on the sale of Enertel (see
Note 5).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS.

      The information concerning directors of the Company required under this
Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2001.


EXECUTIVE OFFICERS.

      The information concerning executive officers of the Company required under this Item is provided under Item 4A.



ITEM 11.   EXECUTIVE COMPENSATION

      The information required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2001.



ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2001.



ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 2001.

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)

1.   FINANCIAL STATEMENTS

Report of Independent Public Accountants
Consolidated Balance Sheets--December 31, 2001 and 2000
Consolidated Statements of Operations for the years ended December 31, 2001, 2000, and 1999 Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000, and 1999 Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2001, 2000, and 1999 Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999 Notes to Consolidated Financial Statements

2.   FINANCIAL STATEMENT SCHEDULES

     The following financial statement schedules are submitted as part of this report:

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



(B)  REPORTS ON FORM 8-K

      The Company filed a Current Report on Form 8-K on December 6, 2001. The Form 8-K was dated November 30, 2001, and reported information under Item 5 related to the Company's announcement that it was ceasing operations at its SuperCentre in Dublin, Ireland.

      The Company filed a Current Report on Form 8-K on December 26, 2001. The Form 8-K was dated December 21, 2001, and reported information under Item 5 related to the announcement of the sale of the Company's Managed Services business in Stockholm, Sweden, and the sale of its Professional Services business in Stockholm, Sweden.

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                                 WORLDPORT COMMUNICATIONS, INC.



                                                 By: /S/ KATHLEEN A. COTE
                                                     ------------------------
                                                         Kathleen A. Cote
                                                     Chief Executive Officer

Dated: April 1, 2002

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

       SIGNATURE                           TITLE                          DATE
       ---------                           -----                          ----
   /s/ KATHLEEN A. COTE         Chief Executive Officer           April 1, 2002
   --------------------         and Director
     Kathleen A. Cote           (Principal Executive,
                                Financial and Accounting
                                Officer)


s/ MICHAEL E. HEISLEY, SR.      Director and Chairman of the      April 1, 2002
--------------------------      Board
 Michael E. Heisley, Sr.



  /s/ STANLEY H. MEADOWS        Director                          April 1, 2002
  ----------------------
    Stanley H. Meadows


/s/ EMILY HEISLEY STOECKEL      Director                          April 1, 2002
--------------------------
  Emily Heisley Stoeckel


/s/ ANDREW G. C. SAGE, II       Director                          April 1, 2002
-------------------------
  Andrew G. C. Sage, II

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


      We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES included in this Form 10-K and have issued our report thereon dated March 27, 2002. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule on page 60 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                 /s/   ARTHUR ANDERSEN LLP
                                                 -------------------------

                                                 ARTHUR ANDERSEN LLP

Chicago, Illinois
March 27, 2002

                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES


                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001
                                 (IN THOUSANDS)



                                                                    ADDITIONS
                                                                    ---------
                                             BALANCE AT           CHARGED TO               BALANCE AT
                                              BEGINNING CHARGED TO   OTHER                   END OF
     DESCRIPTION                              OF PERIOD   INCOME   ACCOUNTS   DEDUCTIONS     PERIOD
     -----------                              ---------   ------   --------   ------------   ------
     Provision for uncollectible accounts
          1999..............................       $  --     $ 359      $ --      $  --      $ 359
          2000..............................       $ 359     $ 368      $ --      $ 706 (1)  $  21
          2001..............................       $  21     $ 799      $ --      $  43      $ 777

(1) Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.




                                  EXHIBIT INDEX


2.1 Stock Purchase Agreement, dated April 25, 2001, between Worldport Holdings, Inc., a wholly owned subsidiary of the Company, and Hostmark World, LP previously filed as Exhibit 2.1 to Form 8-K dated April 26, 2001 and incorporated herein by reference.

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

10.17 *Employment Agreement by and between Frazer Hamilton and the Company, dated December 29, 2000 previously filed as Exhibit 10.17 to the Company's Form 10-K for the fiscal year ended December 31, 2001.

10.18 Shareholders Agreement, dated April 25, 2001, between the Company and Hostmark World, LP, previously filed as Exhibit 10.1 to Form 8-K Dated April 26, 2001, and incorporated herein by reference.

10.19 Registration Rights Agreement, dated April 25, 2001, among the Company, Hostmark World LP and N.M. Rothschild and Sons Limited previously filed as Exhibit 10.2 to Form 8-K dated April 26, 2001, and incorporated herein by reference.

10.20 Lease Agreement by and between the Company, Channor Limited and Blanchardstown Corporate Park, dated August 3, 2000 previously filed as Exhibit 10.18 to Form 10-Q for the fiscal quarter ended March 31, 2001 and incorporated herein by reference.

10.21 Amendment to Employment Agreement by and between David Hickey and the Company, dated September 7, 1999 previously filed as Exhibit
            10.19 to Form 10-Q for the fiscal quarter ended March 31, 2001, and incorporated herein by reference.

10.22 Amendment to Employment Agreement by and between John T. Hanson and the Company, dated August 9, 1999 previously filed as Exhibit 10.20 to Form 10-Q for the fiscal quarter ended March 31, 2001, and incorporated herein by reference.

10.23 + Separation and Release Agreement, dated January 15, 2002, between the Company and John Hanson.

10.24 + Indemnification Agreement dated April 25, 2001 by and among the Company, Worldport Holdings, Inc., Hostmark World Holdings, LLC, Sturm Group, Inc. and Donald L. Sturm.

10.25 + Lease dated July 21, 1998 among Slough Trading Estate Limited, Bookpages Limited, Amazon.Com, Inc. and Tremco Limited, together with Deed incorporating License to Assign, License to Change Use and Deed of Variation, dated September 28, 2000, among Slough Trading Estate Limited, Amazon.Co. UK Limited, Hostmark UK Limited (f/k/a Advantage UK Limited), Amazon.Com, Inc., Sturm Group Inc. and Donald Sturm.

10.26 + Lease dated September 28, 2000 among Slough Trading Estate Limited, Hostmark UK Limited (f/k/a Advantage UK Limited), Sturm Group Incorporated and Donald Sturm.

21.1        +Subsidiaries of the Company

23.1        +Consent of Independent Public Accountants

99.1        +Letter to Commissioner regarding audit of Arthur Andersen LLP


    +    Filed herewith
     *   Compensation plan or agreement