Form 10-K/A
period 2001-12-31
WORLDPORT COMMUNICATIONS INC
filed 2002-04-30
CIK 857847

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

The registrant has determined to furnish the information required in Part III of its Annual Report on Form 10-K for the fiscal year ended December 31, 2001 rather than to incorporate it by reference to information to be contained in the registrant's definitive proxy statement. The registrant hereby amends Part III of the Annual Report on Form 10-K as follows to include the information required by Part III.




                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our directors and executive officers, as of March 31, 2002, are as follows:

  NAME                        AGE    PRINCIPAL POSITION WITH REGISTRANT
  ----                        ---    ----------------------------------
Michael E. Heisley, Sr.        65    Chairman of the Board and Director
Kathleen A. Cote               53    Chief Executive Officer and Director
Stanley H. Meadows             57    Director
Andrew G. C. Sage II           76    Director
Emily Heisley Stoeckel         38    Director



MICHAEL E. HEISLEY, SR.

     Michael E. Heisley, Sr., age 65, has been a member of the Board of Directors since December 1998, Chairman since June 1999 and Chief Executive Officer of the Company from April 2000 to May 2001. Mr. Heisley has been the principal owner and executive officer of a diverse group of businesses, now operated under The Heico Companies, LLC ("Heico") and Heico Holding, Inc. Mr. Heisley is a director of Tom's Foods Inc. Mr. Heisley received a Bachelor's degree in Business Administration from Georgetown University.


KATHLEEN A. COTE

      Kathleen A. Cote, age 53, has been Chief Executive Officer since May 2001 and a member of the Board of Directors since July 2000. Since September 1998, Ms. Cote was President of Seagrass Partners, a consulting firm. From 1996 to 1998, Ms. Cote served as President and Chief Executive Officer of Computervision Corporation, an international supplier of product development and data management software, where she also served as President and Chief Operating Officer. From 1989 to 1995, Ms. Cote served as President and General Manager of PrimeService, a division of Prime Computer, the predecessor to Computervision Corporation. Ms. Cote is also a director of Forgent Corporation, Radview Corporation and Western Digital Corporation.


STANLEY H. MEADOWS

     Stanley H. Meadows, age 57, has been a member of the Board of Directors since December 1998 and has served as Secretary or Assistant Secretary of the Company since July 2000. Mr. Meadows has been General Counsel of Heico since February 1998 and is a partner at the law firm of McDermott, Will & Emery, where he has practiced since 1970. Mr. Meadows is a director of Tom's Foods, Inc. Mr. Meadows received a bachelor of science degree from the University of Illinois and a law degree from the University of Chicago.

ANDREW G. C. SAGE II

     Andrew G.C. Sage, II, age 76, has been a member of the Board of Directors since April 1999. Mr. Sage has served as Chief Executive Officer of Sage Capital Corporation, a general business and financial management corporation specializing in business restructuring and problem solving, since 1993 and was President and Chief Executive Officer of Robertson-Ceco Corporation, a metal buildings manufacturing company, from November 1992 to December 1993. Mr. Sage held various positions with Lehman Brothers, Inc. and its predecessors, Lehman Brothers and Lehman Brothers Kuhn Loeb, Inc., since joining the investment bank in 1948, including General Partner from 1960-1970, President from 1970-1973, Vice Chairman from 1973-1977, Managing Director from 1977-1987, and Senior Consultant from 1987-1990. Since 1990, Mr. Sage has been a consultant in general business and financial management. Mr. Sage is a director of American Superconductor Corporation and Tom's Foods, Inc. and is currently the Chairman of the Board of Robertson-Ceco Corporation.


EMILY HEISLEY STOECKEL

     Emily Heisley Stoeckel, age 38, has been a member of the Board of Directors since October 2000. Ms. Heisley Stoeckel is a Managing Director of Heico Acquisitions and a Director of The Heico Companies, LLC, a holding company in Chicago, Illinois, which acquires or invests in and operates a diverse group of businesses. Ms. Heisley Stoeckel is a director of Tom's Foods, Inc. Ms. Heisley Stoeckel received a bachelor's degree from Northwestern University and a Master of Business Administration from the University of Chicago. Ms. Heisley Stoeckel is the daughter of Mr. Michael Heisley, Sr., the Company's Chairman of the Board.



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

     Based solely on the review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that, during the 2001 fiscal year, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION


     The following summary compensation table sets forth information concerning cash and non-cash compensation for services rendered during the fiscal years ended December 31, 2001, 2000 and 1999 to (a) the two persons who served as Chief Executive Officer of the Company during 2001, (b) the highest paid executive officers who were executive officers as of December 31, 2001 and (c) certain other executive officers who would have been among the highest paid executive officers if they had been executive officers of the Company as of December 31, 2001 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                               Annual Compensation        Long-Term Compensation
                                               -------------------        ----------------------
                                                                        Restricted    Securities
Name and                                                                   Stock      Underlying      All Other
Principal Position                   Year     Salary        Bonus         Awards     Options/SARs    Compensation
------------------                   ----     ------        -----         ------     ------------    ------------

Michael E. Heisley, Sr. (1)          2001     $327,692           --           --            --              --
     Chairman of the Board and       2000     $206,301     $103,750           --     2,175,000              --
     Former Chief Executive Officer  1999           --           --           --            --              --

Kathleen A. Cote (2)                 2001     $173,077           --           --            --              --
      Chief Executive Officer        2000           --           --           --       100,000(3)           --
      and Director                   1999           --           --           --            --              --

+James L. Martin (4)                 2001     $310,962           --           --            --              --
     Former President and Chief      2000     $232,630    $ 159,609(5)        --       650,000(6)           --
     Operating Officer               1999           --           --           --            --              --

+John T. Hanson (7)                  2001     $225,962           --           --            --              --
     Former Vice President and       2000     $235,000     $ 90,000           --       650,000(8)           --
     Chief Financial Officer         1999     $108,537    $ 112,500           --       150,000(8)           --

+David Hickey (9)                    2001     $163,415           --           --            --              --
     Former Vice President,          2000     $251,616    $ 139,019           --       650,000(11)   $  14,791(12)
     Corporate Development           1999     $154,708     $ 95,416       10,000(10)        --       $  24,753(12)


------------------
+   No longer employed by the Company

1)  Mr. Heisley, Sr. served as Chief Executive Officer from April 2000 to May 2001.

2)  Ms. Cote was appointed Chief Executive Officer of the Company in May 2001.

3)  Stock options were granted to Ms. Cote in July 2000 for her role as director of the Company.

4)  Mr. Martin joined the Company in April 2000 and served as its President and Chief Operating Officer until November 2001.

5)  Includes a sign-on bonus of $70,000 upon joining the Company.

6)  These options were cancelled as a result of Mr. Martin's resignation.

7)  Mr. Hanson served as Vice President and Chief Financial Officer of the Company from July 1999 to January 2002.

8)  These options were cancelled as a result of Mr. Hanson's departure from the Company.

9)  Mr. Hickey served as Vice President, Corporate Development from September 1998 to August 2001.



10) Represents restricted stock awards which were granted in 1999.

11) These options were cancelled as a result of Mr. Hickey's departure from the Company.

12) Represents pension plan donations made by the Company for Mr. Hickey's benefit.



                              EMPLOYMENT AGREEMENTS


MICHAEL E. HEISLEY, SR.

    Mr. Heisley served as Chief Executive Officer of the Company from April 2000 to May 2002. As Chief Executive Officer, Mr. Heisley earned a base salary of $300,000 per year and was eligible to receive an annual bonus. Additionally, Mr. Heisley received options to acquire 2,175,000 shares of common stock under the Company's 2000 Long-Term Stock Incentive Plan which vest monthly over a three-year period beginning July 21, 2000, unless vesting is accelerated as a result of a change in control of the Company


JAMES L. MARTIN

    Mr. Martin served as President and Chief Operating Officer of the Company until his resignation in November 2001. In April 2000, the Company entered into an employment agreement with Mr. Martin. In accordance with the terms of the employment agreement, Mr. Martin earned a base salary of $280,000 per year (which was increased to $350,000 per year in October 2000) and was eligible to receive an annual bonus. Additionally, Mr. Martin received a sign-on bonus of $70,000 in April 2000.


JOHN T. HANSON

     Mr. Hanson served as Vice President and Chief Financial Officer of the Company until his departure from the Company in January 2002. In May 1999, the Company entered into an employment agreement with Mr. Hanson. In accordance with the terms of the employment agreement, Mr. Hanson earned a base salary of $235,000 per year and was eligible to receive an annual bonus (he was entitled to a guaranteed annual bonus of $90,000 for 1999). In January 2002, the Company entered into a Separation and Release Agreement with Mr. Hanson. Pursuant to this agreement, the parties agreed, among other things, to pay Mr. Hanson a lump sum payment of $255,000.


DAVID HICKEY

     Mr. Hickey served as Vice President--Corporate Development until his departure from the Company in August 2001. In September 1998, the Company entered into an employment agreement with Mr. Hickey. Pursuant to his employment agreement and taking into account annual increases, Mr. Hickey earned a base salary of IEP 241,000 (approximately $269,000 assuming an exchange rate of IEP 1=$1.116). In January 2002, the Company entered into a settlement agreement with Mr. Hickey. Pursuant to this agreement, the parties agreed, among other things, to pay Mr. Hickey a lump sum payment of 181,573 Euros (approximately $155,000 assuming an exchange rate of Euro 1 = $0.85).


                                     OPTIONS

     No individual grants of options to purchase common stock were made to any of the Named Executive Officers during the year ended December 31, 2001.

     The following table sets forth certain information with respect to each Named Executive Officer concerning the exercise of options to purchase common stock during the fiscal year ended December 31, 2001, as well as unexercised options to purchase common stock held as of the end of such fiscal year:

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                       Shares                    Number of Securities
                                      Acquired                        Underlying                Value of Unexercised
                                         On        Value        Unexercised Options at          In-the-Money Options
Name                                  Exercise    Realized         December 31, 2001            December 31, 2001 (1)
----                                  --------    --------         -----------------            ---------------------
                                                             Exercisable   Unexercisable    Exercisable    Unexercisable
                                                             -----------   -------------    -----------    -------------
Michael E. Heisley, Sr.                  --          --      1,027,083      1,147,917           --              --
     Chairman of the Board and
     Former Chief Executive Officer

Kathleen A. Cote                         --          --         31,250         68,750           --              --
      Chief Executive Officer
      and Director

+James L. Martin                         --          --        243,750 (2)         --           --              --
     Former President and Chief
     Operating Officer

+John T. Hanson                          --          --        384,375 (3)    415,625 (4)       --              --
     Former Vice President and
     Chief Financial Officer

+David Hickey                            --          --             --             --           --              --
     Former Vice President,
     Corporate Development

  ----------------
  +  No longer in the employment of the Company

1)   Value is calculated in accordance with the rules of the SEC by subtracting the exercise price per share for each option from the fair market value of the underlying common stock as of December 31, 2000 and multiplying that difference by the number of shares of common stock subject to the option. Based on the fair market value of one share of common stock of $0.41 as of December 31, 2001, there were no unexercised options in-the-money at
     December 31, 2001.

2)   These vested options were cancelled in February 2002 as a result of Mr. Martin's resignation from the Company.

3)   These vested options were cancelled in April 2002 as a result of Mr. Hanson's departure from the Company.

4)   These unvested options were cancelled in January 2002 as a result of Mr. Hanson's departure from the Company.



                             DIRECTORS' COMPENSATION

     No compensation was paid to the non-employee members of the Board of Directors for their service as Directors in 2001. The Directors are entitled to reimbursement by the Company for their reasonable expenses incurred in acting as Directors. In 2000, each non-employee director received options under the 2000 Long-Term Stock Incentive Plan to acquire 100,000 shares of the Company's common stock. These options were granted on July 21, 2000 to Ms. Cote, Mr. Meadows and

Mr. Sage and on October 3, 2000 to Ms. Heisley Stoeckel. The options vest on a quarterly basis over a four-year period in one-sixteenth increments from the date of grant.



           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 2001, the entire Board of Directors performed the functions of a Compensation Committee for the Company. Ms. Cote, one of the Company's directors, has been the Chief Executive Officer of the Company since May 2001. Mr. Heisley, who is also one of the Company's directors, served as Chief Executive Officer of the Company from April 2000 to May 2001. Mr. Meadows, one of the Company's directors, is a partner of McDermott, Will & Emery, a law firm which provided the Company with legal services during 2001 and 2002.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                  COMMON STOCK

     The following table sets forth certain information as of March 31, 2002 (except as otherwise indicated) regarding the beneficial ownership of the common stock by (i) all individuals known to beneficially own 5% or more of the outstanding common stock, (ii) each of the Named Executive Officers (as defined above under Executive Compensation), directors and nominees for director and
(iii) all of the Company's executive officers and directors as a group, in each case to the best of the Company's knowledge. Except as otherwise indicated, the Company believes that the beneficial owners of such securities listed below have sole investment and voting power with respect to such shares. Unless otherwise indicated, the address of the directors and officers listed in the tables below is that of the Company's principal offices located at 975 Weiland Road, Suite 160, Buffalo Grove, Illinois 60089.



                                                                   Number of Shares
                                                                     Beneficially          Percent of
Name of Beneficial Owner                                               Owned (1)           Class (2)
------------------------                                               ---------           ---------
The Heico Companies, LLC (3)                                          26,221,696              40.9%
Michael E. Heisley (4)                                                27,550,862              42.1%
J O Hambro Capital Management Limited (5)                              7,637,819              20.1%
Hostmark World, L.P. (6)                                               3,717,500 (7)             9.8%
Stanley H. Meadows (8)                                                 1,807,870               4.7%
Andrew G. C. Sage II (8)                                                 143,750                  *
Kathleen A. Cote (9)                                                      43,750                  *
Emily Heisley Stoeckel (10)                                               38,700                  *
+David Hickey                                                             14,000                  *
+John T. Hanson                                                            7,000                  *
+James L. Martin                                                              --                 --
Executive officers and directors as a group (five people) (11)        29,584,932              45.1%

-----------

   * Less than 1%.
   + No longer employed by the Company.

1) With respect to any particular individual or group, the number of shares of common stock beneficially owned by such individual or group includes the number of shares of common stock issuable upon the conversion of convertible securities or the exercise of options owned by such individual or group, in each case if such securities are convertible or exercisable within 60 days of March 31, 2002.

2)   Based on 38,087,252 shares of common stock outstanding as of March 31, 2002.

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

4)   Represents all shares beneficially owned by The Heico Companies, LLC
     ("Heico"), an entity which Mr. Heisley controls, plus 1,329,166 shares of common stock which may be acquired pursuant to options owned directly by Mr. Heisley. Mr. Heisley's address is c/o Heico, 5600 Three First National
     Plaza, Chicago, Illinois 60602.



5)   Pursuant to a Schedule 13D filed on April 12, 2002 by (i) J O Hambro
     Capital Management Group Limited ("J O Hambro Group"), (ii) J O Hambro
     Capital Management Limited ("J O Hambro Capital Management"), (iii)
     Christopher Harwood Bernard Mills, (iv) American Opportunity Trust plc
     ("American Opportunity Trust"), (v) Growth Financial Services Limited
     ("GFS"), (vi) North Atlantic Smaller Companies Investment Trust plc
     ("NASCIT"), (vii) Oryx International Growth Fund Limited ("Oryx"), (viii)
     Consulta (Channel Islands) Limited ("Consulta"), (ix) The Trident North
     Atlantic Fund ("Trident North Atlantic") and (x) The Trident European Fund
     ("Trident European"), as of April 12, 2002, such persons/entities beneficially owned the following shares of common stock pursuant to shared investment and voting power: 7,637,819 shares (20.1%), 7,637,819 shares
     (20.1%), 7,637,819 shares (20.1%), 1,225,000 shares (3.2%), 1,600,000 shares (4.2%), 1,600,000 shares (4.2%), 625,000 shares (1.6%), 625,000 shares (1.6%), 1,067,500 shares (2.8%) and 1,051,500 shares (2.8%), respectively. The address of J O Hambro Group, J O Hambro Capital
     Management, Christopher Harwood Bernard Mills, GFS, NASCIT and American
     Opportunity Trust is Ryder Court, 14 Ryder Street, London SW1Y 6QB England.
     The address of Oryx and Consulta is Bermuda House, St. Julian's Avenue, St.
     Peter Port, Guernsey. The address of Trident North Atlantic and Trident
     European is P.O. Box 309 Ugland House, George Town, Grand Cayman, Cayman
     Islands. J O Hambro Group is the ultimate holding company for J O Hambro
     Capital Management. J O Hambro Capital Management serves as co-investment advisor to American Opportunity Trust and NASCIT (two publicly-held investment trust companies), as investment advisor to Oryx (a closed-end investment company) and as investment advisor to Trident North Atlantic
     Fund and Trident European Fund (two publicly-held regulated Mutual Funds).
     Christopher Harwood Bernard Mills serves as an executive director of NASCIT and American Opportunity Trust, as a director of J O Hambro Capital
     Management, Oryx and Trident North Atlantic Fund, and as co-investment advisor to American Opportunity Trust and NASCIT. Consulta serves as investment manager to Oryx. GFS has undertaken to provide the services of Christopher Mills to NASCIT.

6)   Pursuant to a Schedule 13D filed on May 4, 2001 by (i) Hostmark World,
     L.P., (ii) Hostmark World GP, LLC, (iii) Hostmark World Holdings, LLC, (iv)
     Sturm Hostmark Investors LLC, (v) Sturm Investments LLC, and (vi) Donald L.
     Sturm, as of May 4, 2001, such persons/entities each beneficially owned
     3,717,500 shares (9.8%) of common stock pursuant to shared investment and voting power. The address of each of these entities is c/o Sturm Group, Inc., 3033 East First Avenue, Suite 200, Denver, Colorado 80206. Hostmark
     World GP, LLC is the sole general partner of Hostmark World, LP. Hostmark
     World Holdings, LLC is the sole member and 100% owner of Hostmark World GP, LLC and is also the sole limited partner of Hostmark World, LP. Sturm
     Hostmark Investors LLC is the majority owner of Hostmark World Holdings,
     LLC. Sturm Investments LLC owns 100% of Sturm Hostmark Investors LLC.
     Donald L. Sturm is the Chairman and Chief Executive Officer of Sturm Group,
     Inc., a private investment firm, and owns approximately 98.9% of Sturm
     Investments LLC.

7)   Pursuant to the Stock Purchase Agreement entered into with Hostmark World,
     L.P. on April 26, 2001 the Company is required to issue an additional
     1,000,000 shares of common stock to Hostmark World, L.P. unless the Company makes a claim pursuant to the representations and warranties contained in the purchase agreement. Upon issuance of these shares Hostmark World, L.P.
     would own 4,717,500 shares of common stock, which would represent 12.4% of the shares of common stock outstanding as of March 31, 2002.

8)   Includes 43,750 shares of common stock issuable upon the exercise of options.

9)   Represents shares of common stock issuable upon the exercise of options.

10)  Includes 38,700 shares of common stock issuable upon the exercise of options.

11) Includes (i) 24,057,574 shares of common stock issuable upon the conversion of convertible securities, (ii) 3,349,991 shares of common stock issuable upon conversion of 379,495 shares of Series F Preferred Stock issuable upon exercise of an option, and (iii) 2,177,367 shares of common stock issuable upon the exercise of options or warrants. Does not include Messrs. Hickey, Hanson or Martin, each of whom were no longer employed by the Company as of March 31, 2002.


                                 PREFERRED STOCK

Series B Preferred Stock

     The Series B Preferred Stock votes as a single class with the common stock, with each share entitled to 40 votes. Each share of Series B Preferred Stock is currently convertible into four shares of common stock and is subject to mandatory conversion upon the date on which 70% of the Series B Preferred Stock has been converted.

Series C Preferred Stock

     The Series C Preferred Stock votes as a single class with the common stock, with each share entitled to 40 votes. Each share of Series C Preferred Stock is currently convertible into 10.865 shares of common stock and is subject to mandatory conversion upon the date on which 70% of the Series C Preferred Stock has been converted.

Series D Preferred Stock

     The Series D Preferred Stock votes as a single class with the common stock, with each share entitled to one vote. Each share of Series D Preferred Stock is currently convertible into one share of common stock and is subject to mandatory conversion upon the date on which 70% of the Series D Preferred Stock have been converted.

Series E Preferred Stock

     The Series E Preferred Stock votes as a single class with the common stock, with each share entitled to 10.865 votes. Each share of Series E Preferred Stock is currently convertible into 10.865 shares of common stock and is subject to mandatory conversion upon the date on which 70% of the Series E Preferred Stock has been converted.

Series F Preferred Stock

     The Series F Preferred Stock votes as a single class with the common stock, with each share entitled to 8.8275 votes. Each share of Series F Preferred Stock is currently convertible into 8.8275 shares of common stock and is subject to mandatory conversion upon the date on which 70% of the Series F Preferred Stock has been converted. Certain parties hold options to acquire 424,809 shares of Series F Preferred Stock for an aggregate purchase price of $15,000,000. As of March 31, 2002, no shares of Series F Preferred Stock were outstanding.

Series G Preferred Stock

     The Series G Preferred Stock votes as a single class with the common stock, with each share entitled to 1,000 votes. Each share of Series G Preferred Stock is currently convertible into 1,000 shares of common stock and is subject to mandatory conversion upon the date on which 70% of the Series G Preferred Stock has been converted.


Series B, C, D, E, F and G Preferred Stock

     Upon any liquidation, dissolution or winding up of the Company, the holders of our outstanding preferred stock, in the aggregate, shall be entitled to receive approximately $68 million prior to the distribution of any assets of the Company to the holders of the common stock.

     The following table sets forth certain information as of March 31, 2002 (except as otherwise indicated) regarding the beneficial ownership of Series B, C, D, E, F and G Preferred Stock by (i) all individuals known to beneficially own 5% or more of the outstanding shares of such class of security, (ii) each of the Named Executive Officers (as defined above under Executive Compensation), directors and nominees for director and (iii) all of the Company's executive officers and directors as a group, in each case to the best of the Company's knowledge. Except as otherwise indicated, the Company believes that the beneficial owners of such securities listed below have sole investment and voting power with respect to such shares. Unless otherwise indicated, the address of the directors and officers listed in the tables below is that of the

Company's principal offices located at 975 Weiland Road, Suite 160, Buffalo Grove, Illinois 60089.

                                                      Number and Percentage Beneficially Owned of:
                                  -------------------------------------------------------------------------------------
Name of Beneficial Owner          Series B (1)   Series C (2)  Series D (3)  Series E (4)  Series F (5)   Series G (6)
------------------------          ------------   ------------  ------------  ------------  ------------   ------------

The Heico Companies, LLC                922,361     1,416,030       316,921       141,603        379,495         1,000
                                        (96.4%)        (100%)        (100%)        (100%)        (89.3%)        (100%)
Michael E. Heisley (7)                  922,361     1,416,030       316,921       141,603        379,495         1,000
                                        (96.4%)        (100%)        (100%)        (100%)        (89.3%)        (100%)
Stanley H. Meadows                           --            --            --            --             --            --
                                             --            --            --            --             --            --
Andrew G. C. Sage II                         --            --            --            --             --            --
                                             --            --            --            --             --            --
Kathleen A. Cote                             --            --            --            --             --            --
                                             --            --            --            --             --            --
Emily Heisley Stoeckel                       --            --            --            --             --            --
                                             --            --            --            --             --            --
+David Hickey                                --            --            --            --             --            --
                                             --            --            --            --             --            --
+John T. Hanson                              --            --            --            --             --            --
                                             --            --            --            --             --            --
+James L. Martin                             --            --            --            --             --            --
                                             --            --            --            --             --            --
Executive officers and                  922,361     1,416,030       316,921       141,603        379,495         1,000
directors as a group (five              (96.4%)        (100%)        (100%)        (100%)        (89.3%)        (100%)
people) (8)

---------------------
+    No longer employed by the Company.

1)   Based on 956,417 shares of Series B Preferred Stock outstanding as of March 31, 2002.

2)   Based on 1,416,030 shares of Series C Preferred Stock outstanding as of March 31, 2002.

3)   Based on 316,921 shares of Series D Preferred Stock outstanding as of March 31, 2002.

4)   Based on 141,603 shares of Series E Preferred Stock outstanding as of March 31, 2002.

5)   Heico holds an option to acquire 379,495 shares of Series F Preferred Stock for an aggregate purchase price of
     $13,399,962, which option is exercisable at any time until July 15, 2002. No shares of Series F Preferred Stock were outstanding as of March 31, 2002.

6)   Based on 1,000 shares of Series G Preferred Stock outstanding as of March 31, 2002.

7)   Represents shares owned by Heico, an entity which Mr. Heisley controls.

8)   Does not include Messrs. Hickey, Hanson or Martin, each of whom were no longer employed by the Company as of
     March 31, 2002.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Mr. Meadows, one of the Company's directors, is a partner of McDermott, Will & Emery, a law firm which provided the Company with legal services during 2001 and 2002.

     In October 2000, the Company purchased a Virginia residence for approximately $2.3 million in connection with an employment arrangement with Mr. Grivner, a former chief executive officer of the Company. This real estate was sold by the Company in June 2001 to an unrelated third party for $1.3 million.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               WORLDPORT COMMUNICATIONS, INC.


                                               /s/ Kathleen A. Cote
                                               ----------------------------
                                               By: Kathleen A. Cote
                                               Chief Executive Officer




Dated:  April 30, 2002