Form 10-Q
period 2002-03-31
WORLDPORT COMMUNICATIONS INC
filed 2002-05-15
CIK 857847

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -------------------

                                   FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _______

         Commission File Number 000-25015


                         WORLDPORT COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                             84-1127336
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

                                 YES [X] NO [ ]



As of May 13, 2002, the Registrant had 39,087,252 shares of Common Stock, par value $0.0001, outstanding.


================================================================================

                         WORLDPORT COMMUNICATIONS, INC.
                                TABLE OF CONTENTS


                                                                            Page

PART I - FINANCIAL INFORMATION
------------------------------

       Item 1.    Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  March 31, 2002 (unaudited) and December 31, 2001...........  3

                  Condensed Consolidated Statements of Operations
                  for the Three Months Ended March 31, 2002
                  (unaudited) and 2001 (unaudited)...........................  4

                  Condensed Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 2002 (unaudited)
                  and 2001 (unaudited).......................................  5

                  Notes to Condensed Consolidated Financial
                  Statements (unaudited).....................................  6

       Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.............. 14

       Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk................................................ 19

PART II - OTHER INFORMATION
---------------------------

       Item 1.    Legal Proceedings.......................................... 20

       Item 2.    Changes in Securities...................................... 21

       Item 6.    Exhibits and Reports on Form 8-K........................... 21


SIGNATURE.................................................................... 22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                      March 31,        December 31,
                                                                                         2002              2001
                                                                                         ----              ----
                                         ASSETS                                      (unaudited)
 CURRENT ASSETS:
   Cash and cash equivalents...................................................         $  54,905        $  61,475
    Marketable securities.......................................................           10,870           10,759
    Income tax receivable.......................................................           57,561           51,964
    Other current assets........................................................            1,668            3,230
                                                                                        ---------        ---------
                  Total current assets..........................................          125,004          127,428
    PROPERTY AND EQUIPMENT, net.................................................            4,291            5,666
    OTHER ASSETS................................................................              676            1,722
                                                                                        ---------        ---------
                       TOTAL ASSETS.............................................        $ 129,971        $ 134,816
                                                                                        =========        =========


                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable...........................................................         $  5,159         $  9,938
     Accrued expenses...........................................................           25,265           21,264
     Net liabilities subject to compromise......................................            6,301            1,277
     Current portion of obligations under capital leases .......................            3,706            4,335
     Other current liabilities..................................................            2,399            2,543
                                                                                        ---------        ---------
                    Total current liabilities...................................           42,830           39,357

      Long-term obligations under capital leases, net of current portion........            2,710            3,433
                                                                                        ---------        ---------
                    Total liabilities...........................................           45,540           42,790

STOCKHOLDERS' EQUITY:
     Undesignated preferred stock, $0.0001 par value, 4,004,000 shares
        authorized, no shares issued and outstanding............................               --               --
     Series A convertible preferred stock, $0.0001 par value, 750,000 shares
        authorized, no shares issued and outstanding............................               --               --
     Series B convertible preferred stock, $0.0001 par value, 3,000,000 shares
        authorized, 956,417 and 965,642 shares issued and outstanding in 2002                  --               --
        and 2001, respectively..................................................
     Series C convertible preferred stock, $0.0001 par value, 1,450,000 shares
        authorized, 1,416,030 shares issued and outstanding.....................               --               --
     Series D convertible preferred stock, $0.0001 par value, 650,000 shares
        authorized, 316,921 shares issued and outstanding.......................               --               --
     Series E convertible preferred stock, $0.0001 par value, 145,000 shares
        authorized, 141,603 shares issued and outstanding.......................               --               --
     Series G convertible preferred stock, $0.0001 par value, 1,000 shares
        authorized, 1,000 shares issued and outstanding.........................               --               --
     Common stock, $0.0001 par value, 200,000,000 shares authorized, 38,087,252
        shares issued and outstanding...........................................                4                4
     Warrants...................................................................            2,611            2,611
     Additional paid-in capital.................................................          187,213          187,213
     Accumulated other comprehensive loss.......................................          (1,434)          (1,938)
     Accumulated deficit........................................................        (103,963)         (95,864)
                                                                                        ---------        ---------
                    Total stockholders' equity .................................           84,431           92,026
                                                                                        ---------        ---------
                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................        $ 129,971        $ 134,816
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


                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                           Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                           2002           2001
                                                           ----           ----
                                                        (unaudited)  (unaudited)
                                                        -----------  -----------

REVENUES..............................................      $   --        $   --

COST OF SERVICES......................................          --            --
                                                           -------       -------
     Gross profit.....................................          --            --

OPERATING EXPENSES:
     Selling, general and administrative expenses.....         930         1,923
     Depreciation and amortization....................          39            40
                                                           -------       -------
          Operating loss..............................       (969)       (1,963)

OTHER INCOME (EXPENSE):
     Interest income..................................         304         1,829
     Interest expense.................................       (111)          (67)
     Other income (expense)...........................         (4)            28
                                                           -------       -------

LOSS BEFORE INCOME TAXES..............................       (780)         (173)

INCOME TAX BENEFIT....................................          --            --
                                                           -------       -------

NET LOSS FROM CONTINUING OPERATIONS...................       (780)         (173)

LOSS FROM DISCONTINUED OPERATIONS, net of tax.........     (7,319)       (8,564)
                                                           -------       -------

NET LOSS..............................................    $(8,099)      $(8,737)
                                                          ========      ========

NET LOSS PER SHARE FROM CONTINUING OPERATIONS:
   BASIC..............................................    $ (0.02)      $ (0.01)
                                                          ========      ========
   DILUTED............................................    $ (0.02)      $ (0.01)
                                                          ========      ========

NET LOSS PER SHARE:
   BASIC..............................................    $ (0.21)      $ (0.26)
                                                          ========      ========
   DILUTED............................................    $ (0.21)      $ (0.26)
                                                          ========      ========

SHARES USED IN NET LOSS PER SHARE CALCULATION:
    BASIC.............................................      38,087        33,950
     CONVERTIBLE PREFERRED STOCK......................          --            --
     WARRANTS.........................................          --            --
     OPTIONS..........................................          --            --
                                                           -------       -------
     DILUTED..........................................      38,087        33,950
                                                          ========      ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.


                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                                   ---------
                                                                                            2002               2001
                                                                                            ----               ----
                                                                                        (unaudited)       (unaudited)
                                                                                        -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss............................................................................      $ (8,099)        $ (8,737)
Adjustments to reconcile net loss to net cash flows from operating activities:
          Loss on discontinued operations...........................................          7,319            8,564
          Depreciation and amortization.............................................             39               40
          Loss on disposal of assets................................................              3               --
          Change in other current and noncurrent assets.............................            827            (208)
          Change in accounts payable, accrued expenses and other current
               liabilities..........................................................        (1,276)            1,029
                                                                                          ---------        ---------

                    Net cash flows from operating activities........................        (1,187)              688

CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures......................................................             --             (20)
                                                                                          ---------        ---------

                    Net cash flows from investing activities........................             --             (20)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal payments on obligations under capital leases........................        (1,229)            (405)
                                                                                          ---------        ---------

                    Net cash flows from financing activities........................        (1,229)            (405)


Net cash flows from discontinued operations.........................................        (4,154)         (17,076)
                                                                                          ---------        ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS...........................................        (6,570)         (16,813)

CASH AND CASH EQUIVALENTS, beginning of the period..................................         61,475          132,396
                                                                                          ---------        ---------

CASH AND CASH EQUIVALENTS, end of the period........................................      $  54,905        $ 115,583
                                                                                          =========        =========

CASH PAID DURING THE PERIOD FOR INTEREST............................................      $     111        $      72
                                                                                          =========        =========

CASH PAID DURING THE PERIOD FOR INCOME TAXES........................................      $      --        $      --
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

               As a result of the fourth quarter 2001 and first quarter 2002 transactions described in Note 3, we no longer have active business operations. Accordingly, results of these operations have been classified as discontinued under Accounting Principles Board ("APB") Opinion No. 30, and prior periods have been restated in order to conform to the new presentation.

               After completing the shutdown of our subsidiaries, we expect to continue to have significant cash resources. We currently anticipate that after we complete the activities related to exiting these businesses, we will operate with a minimal headquarters staff while we determine how to use these cash resources.

               We intend to consider potential acquisition opportunities. We also intend to analyze a potential liquidation of the Company and its effects on the Company's stockholders. Upon any liquidation, dissolution or winding up of the Company, the holders of our outstanding preferred stock would be entitled to receive approximately $68 million prior to any distribution to the holders of our common stock. Although we may consider acquisition opportunities, we have not identified a specific industry on which we intend to initially focus and have no present plans, proposals, arrangements or understandings with respect to the acquisition of any specific business. We will have broad discretion in determining how to use these cash resources and in identifying and selecting acquisition opportunities.

         Basis of Presentation
         ---------------------

               The accompanying condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain
         information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to such rules and regulations; however, management believes that the disclosures herein are adequate to make the information presented not misleading. The financial statements and notes thereto included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

               In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the operating results for the full year.

         Consolidation
         -------------

               The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         Use of Estimates
         ----------------

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

         Foreign Currency
         ----------------

               Prior to the transactions described in Note 3, substantially all of the Company's operations were in Europe. The assets and liabilities of non-U.S. subsidiaries are translated at month-end rates of exchange, and income statement items are translated at the average rates prevailing during the period. The resulting translation adjustment is recorded as a component of stockholders' equity. Exchange gains and losses on intercompany balances of a long-term investment nature are also recorded as a component of stockholders' equity. Other foreign exchange gains and losses are recorded in income on a current basis and have been included in Loss from Discontinued Operations. These other foreign exchange gains and losses and were minimal for the three months ended March 31, 2002 and 2001, respectively.

         Derivatives
         -----------

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

               At March 31, 2002 there were no foreign currency hedge contracts outstanding.

         Earnings (Loss) per Share
         -------------------------

               The Company has applied the provisions of SFAS No. 128, "Earnings Per Share", which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings per share includes the effect of dilutive common stock equivalents. In 2002 and 2001, basic and diluted loss per share is the same because all dilutive securities had an antidilutive effect on loss per share.

         New Accounting Pronouncements
         -----------------------------

               In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. Under SFAS No. 142, goodwill amortization ceases when the new standard is adopted. In the three months ended March 31, 2001, the Company recorded $0.9 million of goodwill amortization. No goodwill amortization was recorded in 2002. SFAS No. 142 also requires an initial goodwill impairment assessment in the year of adoption and an impairment test both on an annual basis and upon the occurrence of any event or change in circumstances that would reduce the fair value of a reporting unit below its carrying value. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company adopted this standard at the beginning of its 2002 fiscal year. As the Company had no goodwill or intangibles at December 31, 2001, the adoption of this statement had no impact on the Company's consolidated financial statements.

               In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The statement provides a single accounting model for long-lived assets to be disposed of. The Company adopted SFAS No. 144 at the beginning of its 2002 fiscal year. The adoption of this statement had no impact on the Company's consolidated financial statements.

         Certain Reclassifications
         -------------------------

               Certain reclassifications have been made to amounts previously reported to conform to current period presentation.


(2)      COMPREHENSIVE INCOME (LOSS)

               Total comprehensive income (loss) for the three months ended March 31, 2002 and 2001 was as follows:

                                                             Three Months Ended
                                                                 March 31,
                                                                2002      2001
                                                                ----      ----
                 Net loss                                   $ (8,099) $  (8,737)
                 Foreign currency translation adjustments        393     (5,432)
                 Unrealized gains on marketable
                    securities held-for-sale                     111        --
                                                            --------- ----------
                 Total comprehensive loss                   $ (7,595) $ (14,169)
                                                            ========= ==========

(3)      DISCONTINUED OPERATIONS

               After the completion of the Hostmark acquisition in April 2001, the Company did not achieve its expected revenue growth in its Managed Hosting business. The general economic downturn, the slowdown in technology spending and the lengthening in the sales cycle for Managed Hosting services all contributed to these revenue shortfalls. Company management believed that these conditions, as well as the increasing level of competition and consolidation in the Web hosting and Internet infrastructure markets, would continue to have an adverse effect on the Company's ability to achieve near term revenue targets and, if they continued, could erode the financial resources of the Company more rapidly than planned.

               Following the exploration and review of the strategic alternatives, the Company determined that it was necessary to take the following actions to dramatically reduce the rate at which its operations were using cash and to minimize the Company's exposure in markets that were experiencing significantly slower than expected market growth.

               * In November 2001, we announced that our Irish subsidiary was ceasing operations at its Dublin, Ireland facility. An orderly shutdown of the Ireland operations was commenced, and was substantially completed by December 31, 2001.

               * In December 2001, we sold the assets and certain liabilities of our Managed Services business in Stockholm to OM Technology AB for $0.9 million, subject to the resolution of a final working capital adjustment. OM also agreed to assume the ownership of Worldport's Stockholm Internet solutions center and the operations at that center, and all customers' contracts.

               * In December 2001, we also sold our Swedish Professional Services business (formerly known as VIS-able International
                    AB) to its employees in a management buyout for $0.9 million, the majority of which is in the form of a note.

               * In December 2001, we placed our German subsidiary, Hostmark GmbH, into receivership under German law. The assets and liabilities of Hostmark GmbH held in receivership have been netted in the Company's financial statements and are reflected in Net Liabilities Subject to Compromise on the Company's balance sheet as a net liability of approximately $1.3 million.

               * In March 2002, we made the decision to make no further investment in our U.K. Managed Hosting operation. On March 26, 2002, our U.K. subsidiaries, Hostmark World Limited and Hostmark U.K. Limited, filed a petition for Administration under the United Kingdom Insolvency Act. An administrator has been appointed for these subsidiaries and it is anticipated that he will seek to either reorganize, find new investors, sell or liquidate the U.K. businesses for the benefit of its creditors. The assets and liabilities of the U.K. subsidiaries in Administration have been netted in the Company's financial statements and are reflected in Net Liabilities Subject to Compromise on the Company's balance sheet as a net liability of approximately $5.0 million.

               In addition, we completed the sale of our remaining carrier business, Telenational Communications, Inc. ("TNC") in October 2001 for $0.4 million.

                As a result of these transactions, the Company has exited all three of its operating segments as of March 31, 2002 and is currently operating with only a minimal headquarters staff. Accordingly, results of these operations have been classified as discontinued under APB Opinion No. 30, and prior periods have been restated in order to conform to the new presentation.

               The operating results of discontinued operations were as follows:

                                                             Three Months Ended
                                                                  March 31,
                                                                  ---------
                                                               2002       2001
                                                               ----       ----
                  Net revenue                                $    291   $ 2,481
                  Restructuring costs (see Note 4)           $ 10,000   $   --
                  Loss before income taxes                   $(12,916)  $(8,685)
                  Income tax benefit                         $  5,597   $   120
                  Net loss from discontinued operations      $ (7,319)  $(8,564)

               Assets and liabilities related to the discontinued operations as of March 31, 2002 and December 31, 2001 consist of the following:

                                                         March 31,  December 31,
                                                           2002        2001
                                                           ----        ----
             Current assets                              $  1,600    $ 3,733
             Noncurrent assets                              3,982      6,347
             Current liabilities                          (35,681)   (30,313)
             Long-term liabilities                         (2,710)    (3,433)
                                                         ---------  ---------
             Net liabilities of discontinued operations  $(32,809)  $(23,666)
                                                         =========  =========


(4)      RESTRUCTURING ACTIVITIES

               In the fourth quarter ended December 31, 2001 and in the first quarter ended March 31, 2002, the Company recorded restructuring charges of $101.5 million and $10.0 million, respectively relating to the actions described in Note 3. These restructuring charges primarily include severance, facility exit costs, bandwidth contract termination costs, and the write down of assets to their expected net realizable value.

               The Company compared the carrying value of the long-lived assets located primarily in Ireland, Germany and the U.K. to fair values determined substantially through independent appraisals and estimated future discounted cash flows. The excess carrying value of $84.8 million was recorded as a non-cash asset impairment charge in the fourth quarter of 2001.

               Facility exit costs of $9.3 million and $7.9 million were recorded in the fourth quarter of 2001 and the first quarter of 2002, respectively. These facility exit costs represent rent payments the Company is contractually obligated to pay on its U.K., Ireland and German facilities, net of certain estimated sublease recoveries.

               Bandwidth contract termination costs of $4.7 million and $0.4 million were recorded in the fourth quarter of 2001 and the first quarter of 2002, respectively. These costs represent early termination penalties incurred by the Company to cancel certain bandwidth contracts related to its ceased Managed Hosting operations in Ireland and the U.K.

               Severance of $1.3  million was recorded in the fourth  quarter of
         2001 and substantially all severance payments were made by March 31, 2002. The headcount reduction affected approximately 100 employees, who were primarily located in Ireland. Substantially all employees terminated under this plan were released by December 31, 2001, with the few remaining employees terminated in the first quarter of 2002.

               Other costs of $1.3 million and $1.6 million were recorded in the fourth quarter of 2001 and the first quarter of 2002, respectively, and include estimated legal expenses, costs to settle outstanding purchase commitments, and other shutdown related expenses.

               The following table summarizes the significant components of the restructuring reserve included in Accrued Expenses at March 31, 2002 (in thousands):


                                           Balance At   First Qtr                               Balance At
                                            December      2002        Cash        Non-cash        March
                                            31, 2001     Charge      Payments     Adjustments    31, 2002
                                            --------     ------      --------     -----------    --------
       Facility exit costs                   $ 9,213    $ 7,936     $  (201)      $ (2,232)      $14,716
       Bandwidth contract termination          4,329        418           --          (802)        3,945
       Severance                                 761         --        (737)            --            24
       Other costs                             1,257      1,646        (189)        (1,983)          731
       Total                                 $15,560    $10,000     $(1,127)      $ (5,017)      $19,416


               The non-cash adjustments consist primarily of liabilities related to the U.K. and German operations that, along with the other assets and liabilities of the U.K. and German operations, are under Administration proceedings and have been presented in a separate line item on the Company's balance sheet (see Note 5).

               The Company's management is currently evaluating the possible sale or disposition of the remaining assets, including potentially subleasing the facilities remaining under operating lease agreements. All restructuring costs are due to be paid by December 31, 2015, with $6.3 million due in 2002, $1.3 million in 2003, $1.3 million in 2004, $1.3 million in 2005, $1.3 million in 2006 and $7.9 million thereafter.

               The Company used estimates to calculate the restructuring charges, including the ability and timing of the Company to sublease space and the net realizable value of remaining assets. These estimates are subject to change based on the sale of the remaining assets along with the sublease or settlement of future rent obligations.


(5)      NET LIABILITIES SUBJECT TO COMPROMISE

               As described in Note 3, we placed our German subsidiary, Hostmark GmbH, into receivership under German law in December 2001, and our U.K. subsidiaries, Hostmark World Limited and Hostmark U.K. Limited, filed a petition for Administration under the United Kingdom Insolvency Act in March 2002. An administrator in the U.K. and a receiver in Germany have been appointed for these subsidiaries.

               The assets and liabilities of these entities have been netted in the Company's March 31, 2002 financial statements and are reflected as Net Liabilities Subject to Compromise of $6.3 million. Net Liabilities Subject to Compromise do not include obligations that the parent company, Worldport Communications, Inc. ("Worldport Inc."), has guaranteed or incurred directly. Only those liabilities which Worldport Inc. believes it will not be required to pay have been included in Net Liabilities Subject to Compromise. However, there can be no assurance that these creditors will not make claims against Worldport Inc. for these obligations.

               The Company used estimates to calculate the Net Liabilities Subject to Compromise, including the ability and timing of the Company to sublease space and the net realizable value of remaining assets.
         These estimates are subject to change based on the sale of the remaining assets along with the sublease or settlement of future rent obligations. If any of these liabilities are extinguished through these proceedings, the Company may recognize income as a result of the forgiveness of such obligations.


(6)      SUBSEQUENT EVENTS

               In April 2002, one of the Company's subsidiaries, Worldport Ireland Limited, was given notice that a petition for winding up was filed and would be presented to the Irish High Court on behalf of Global Crossing Ireland Limited. The petition was heard by the Irish High Court on May 13, 2002 and a liquidator was appointed for this subsidiary to act on behalf of the creditors. As a result of this action, the liquidator has control over this subsidiary's assets.

               The assets and liabilities of the Irish subsidiary at March 31, 2002 were as follows:

                                                                 March 31,
                                                                   2002
                                                                   ----
                Current assets                                 $      528
                Fixed assets, net                                   2,493
                Noncurrent assets                                     500
                Current liabilities                               (13,612)
                Net liabilities of Irish entity                $  (10,091)

               Included in the table above are only those liabilities of the Irish subsidiary which we believe Worldport Inc. will not be required to pay. However, there can be no assurance that these creditors will not make claims against Worldport Inc. for these obligations. We have not included in this table obligations that Worldport Inc. has guaranteed or incurred directly.

               Excluding the liabilities of the U.K., German and Irish subsidiaries discussed above and in Note 5, there are approximately $25.6 million of liabilities reflected on the Company's March 31, 2002, balance sheet attributable to Worldport Inc. and the remaining subsidiaries not in Administration, receivership or liquidation. We have assumed, for purposes of calculating these liabilities, that we will not be able to mitigate these liabilities, however, Company management is currently seeking opportunities for subleasing its data center facilities and further reducing its other liabilities related to the exited businesses. There can be no assurance that the Company will be successful in its efforts to mitigate these liabilities or that additional claims will not be asserted against Worldport Inc.


               In May 2002, the Company issued 1.0 million shares of common stock pursuant to the terms of the purchase agreement entered into by the Company in April 2001 in connection with the Hostmark acquisition. These shares represented the balance of the purchase price for the Hostmark companies.


(7)      SEGMENT REPORTING

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

               The Company had three reportable segments: Managed Hosting, Professional Services and Carrier Operations. The Managed Hosting segment derived revenues primarily from the delivery of services including Internet networking, applications and value-added services, infrastructure, and systems support. The Professional Services segment derived revenues primarily from Internet-based applications, systems development, and content management support. The Carrier Operations segment derived revenues primarily from voice, data and other telecommunication services. Company management viewed the three distinct business strategies as different business segments when making operating and investment decisions and for assessing performance.

               As a result of the transactions discussed in Note 3, the Company has exited all three of its operating segments as of March 31, 2002.


(8)      CONTINGENCIES

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

               One of the Company's subsidiaries, Hostmark World Limited, is the subject of court action by WSP Communications ("WSP") in the Companies Court of the Chancery Division of the High Court in the U.K. for the payment of approximately $0.5 million. In addition, WSP has alleged that a total of approximately $3 million is owed to it by Hostmark World Limited. WSP alleges that these amounts are owed for work completed on Internet solution centers in Germany, Sweden and the U.K. This action has been stayed by the appointment of an Administrator for Hostmark World, as described below.

               In the fourth quarter of 2001, the SuperCentre in Dublin, Ireland operated by our Irish subsidiary, Worldport Ireland Limited, was closed; substantially all of the assets of our Swedish subsidiary, Hostmark AB, were sold and that subsidiary retained certain liabilities; and our German subsidiary, Hostmark GmBh, was placed into preliminary receivership under German law by the order of the Bankruptcy Court in Darmstadt. In addition, we ceased funding of our U.K. subsidiaries, Hostmark World and Hostmark U.K., in the first quarter of 2002. On March 28, 2002, an Administrator was appointed for the U.K. subsidiaries by an order of the Companies Court, Chancery Division of High Court under the United Kingdom Insolvency Act. In April 2002, the Irish subsidiary, Worldport Ireland Limited, was given notice that a petition for winding up was filed and would be presented to the Irish High Court on behalf of Global Crossing Ireland Limited. The petition was heard by the Irish High Court on May 13, 2002 and a liquidator was appointed for this subsidiary to act on behalf of the creditors. As a result of this action, the liquidator has control over this subsidiary's assets. We believe that each of these subsidiaries has potential liabilities which exceed the value of its assets. Certain creditors of these subsidiaries have made claims directly against Worldport Inc. for liabilities related to the operation of these subsidiaries and additional creditors could assert similar claims. There can be no assurance that Worldport Inc. will be successful in defending these claims and in limiting its liability for the obligations of its subsidiaries.

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




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Note on "Forward-Looking" Statements
         ------------------------------------

               The information set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, among others,
         (i) expected changes in the Company's revenues and profitability, (ii) prospective business opportunities and (iii) the Company's strategy for redirecting and financing its business; as further explained in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends" or "expects". These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

               During 2001, we acquired and sold numerous operating companies, which significantly affects the comparability of the following information. In addition, in the fourth quarter of 2001 and the first quarter of 2002, we either sold or ceased operating all of our operating businesses. Therefore, our historical results will not be indicative of future performance. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

               The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included under Item 1 of this Form 10-Q. In addition, the Financial Statements and Notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 should be read in conjunction with this Form 10-Q.


         Overview
         --------

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

               After the completion of the Hostmark acquisition, we did not achieve the revenue growth in our Managed Hosting business that we had anticipated. We also experienced a decline in revenue in our Swedish Professional Services business. The general economic downturn, the slowdown in technology spending and the lengthening in the sales cycle for Managed Hosting services all contributed to these revenue shortfalls. In addition, our Swedish Professional Services business was negatively effected by excess capacity in the Swedish consulting market, major pricing pressures, and slower customer decisions related to new IT projects for those services. The Company believed that these conditions, as well as the increasing level of competition and consolidation in the Web hosting and Internet infrastructure markets, would continue to have an adverse effect on Worldport's ability to achieve near term revenue targets and, if they continued, could erode the financial resources of the Company more rapidly than planned.

               Therefore, the Company began a review of various alternatives to its existing business plan. As part of this review, the Company considered, among other alternatives, partnering with a strategic investor, taking additional actions to reduce its operating expenditures, closing one or more facilities or selling all or part of the Company's assets or operations. At the beginning of the third quarter of 2001, the Company engaged Schroder Salomon Smith Barney to assist the Company in its efforts to explore and evaluate various strategic and financial alternatives. Following the exploration and review of the strategic alternatives, we determined that it was necessary to dramatically reduce the rate at which our operations were using cash and to minimize our exposure in markets that were experiencing significantly slower than expected market growth. As a result, the Company made a decision to take further restructuring actions and to divest itself of certain assets. Accordingly, we took the following actions in the fourth quarter of 2001:

               * In November 2001, we announced that our Irish subsidiary was ceasing operations at its Dublin, Ireland facility. An orderly shutdown of the Ireland operations was commenced, and was substantially completed by December 31, 2001.

               * In December 2001, we sold the assets and certain liabilities of our Managed Services business in Stockholm to OM Technology AB for $0.9 million, subject to the resolution of a final working capital adjustment. OM also agreed to assume the ownership of Worldport's Stockholm Internet solution center
                  and  the  operations  at  that  center,   and  all  customers'
                  contracts.

               * In December 2001, we also sold our Swedish Professional Services business (formerly known as VIS-able International
                    AB) to its employees in a management buyout for $0.9 million, the majority of which is in the form of a note.

               * In December 2001, we placed our German subsidiary, Hostmark GmbH, into receivership under Germany law.

               * We also took steps to reduce corporate expenses at our Buffalo Grove, Illinois, headquarters in connection with these transactions.

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

               As a result of the transactions described above, we no longer have active business operations. Accordingly, the historical results of operations for prior periods are not comparable to the current period and are not representative of what future results will be.


         Results of Operations
         ---------------------

               As described above, the Company has exited all three of its operating segments as of March 31, 2002. Accordingly, results of these operations have been classified as discontinued under Accounting Principles Board ("APB") Opinion No. 30, and prior periods have been restated in order to conform to the new presentation.

               There were no revenues or cost of services from continuing operations in the first quarter of 2002 and 2001.

               Selling, general and administrative ("SG&A") expenses were $0.9 million and $1.9 million for the quarters ended March 31, 2002 and 2001, respectively and primarily consisted of corporate salaries, professional fees and corporate governance costs. The decrease from the prior year first quarter is primarily attributable to the steps taken in the fourth quarter of 2001 to reduce corporate expenses at our Buffalo Grove, Illinois, headquarters in connection with the transactions described above.

               Depreciation and amortization expense was less than $0.1 million for the first quarter of 2002 and 2001 and represented depreciation on the corporate office and related computer hardware and software.

               Interest  income  was  $0.3  million  and  $1.8  million  for the quarters ended March 31, 2002 and 2001, respectively, and is attributable to the Company's cash and cash equivalents. The Company incurred interest expense of $0.1 million in the current and prior year first quarters primarily related to equipment financed under capital leases.

               Net loss from continuing operations was $0.8 million and $0.2 million in the quarters ended March 31, 2002 and 2001, respectively.

               The Company had losses from discontinued operations of $7.3 million and $8.6 million in the quarters ended March 31, 2002 and 2001, respectively, as a result of the transactions described above. Revenue from discontinued operations were $0.3 million and $2.5 million for the first quarter of 2002 and 2001, respectively. Included in the losses from discontinued operations in the first quarter of 2002 was a $10.0 million restructuring charge relating to the actions taken in the current quarter regarding the U.K. Managed Hosting operation. The restructuring charge primarily consisted of:

               * facility exit costs of $8.0 million for the U.K. data center and administrative offices,
               *    bandwidth   contract   termination  costs  of  $0.5  million
                    associated with our U.K. operations, and
               *    other related costs of $1.5 million.

               Also included in the losses from discontinued operations in the first quarter of 2002 was a $5.6 million tax benefit that was recognized in the current quarter as a result of a new U.S. federal tax law that was enacted in March 2002, which allowed the Company to carryback a $5.6 million AMT tax credit from 2001 against taxable income in 2000.

               As a result, the Company had a net loss of $8.1 million in the first quarter of 2002, compared to net loss of $8.7 million for the same period in 2001.


         Liquidity and Capital Resources
         -------------------------------

               Operations used $1.2 million during the first quarter of 2002 due primarily to salaries, legal fees and other expenses related to the Company's minimal corporate operations remaining after the shut down and sale transactions described above. Operations provided $0.7 million during the three months ended March 31, 2001, due primarily to first quarter operating losses being offset by changes in working capital.

               The Company had no cash flows from investing activities during the first quarter of 2002 and used less than $0.1 million during the three months ended March 31, 2001 for capital expenditures.

               Financing activities used $1.2 million and $0.4 million during the three months ended March 31, 2002 and 2001, respectively, for principal payments on capital leases.


               As a result of the transactions in the fourth quarter of 2001 and
         the  first  quarter  of  2002,  we  no  longer  have  active   business
         operations.

               In April 2002, we received our $57.6 million income tax refund which had been reflected as a receivable on the Company's March 31, 2002 balance sheet. Receipt of this refund does not indicate that the Internal Revenue Service agrees with the positions taken by the Company in its tax returns. The refund is still subject to review by the Internal Revenue Service of the Company's 2001 tax return. The Internal Revenue Service could require the Company to return all or a portion of this refund.

               After receipt of the tax refund, we had approximately $110.2 million in cash and cash equivalents and $10.9 million in marketable securities as of May 8, 2002. Our cash equivalents currently consist of highly rated short-term commercial paper, money market funds and government securities.

               Our March 31, 2002 consolidated balance sheet reflected total liabilities of approximately $45.5 million. Included in this amount are $6.3 million of net liabilities subject to compromise for the U.K. and German subsidiaries (see Note 5) and $13.6 million of liabilities attributable to our Irish subsidiary that was put into liquidation proceedings subsequent to March 31, 2002 (see Note 6). We believe the parent company, Worldport Communications, Inc. ("Worldport Inc."), will not be required to pay these liabilities. However, there can be no assurance that these creditors will not make claims against Worldport Inc. for these obligations. The Company used estimates to calculate these net liabilities, including the ability and timing of the Company to sublease space and the net realizable value of remaining assets.
         These estimates are subject to change based on the sale of the remaining assets along with the sublease or settlement of future rent obligations.

               Excluding the liabilities of the U.K., German and Irish subsidiaries discussed above, there are approximately $25.6 million of liabilities reflected on the Company's March 31, 2002, balance sheet attributable to Worldport Inc. and the remaining subsidiaries not in Administration, receivership or liquidation. Included in the $25.6 million is $4.7 million of future rent payments and early termination penalties on the Dublin, Ireland, data center lease, which expires in 2010, and $7.7 million of future rent payments on the Slough, U.K., data center lease, which expires in 2015. Worldport Inc. is directly liable for the Dublin lease and has directly agreed to indemnify certain persons in connection with the Slough lease. Also included in the $25.6 million of liabilities are $2.7 million of long-term obligations under capital leases, which expire in 2004. We have assumed, for purposes of calculating these liabilities, that we will not be able to mitigate these liabilities, however, Company management is currently seeking opportunities for subleasing its data center facilities and further reducing its other liabilities related to the exited businesses. There can be no assurance that the Company will be successful in its efforts to mitigate these liabilities or that additional claims will not be asserted against Worldport Inc.

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

               After completing the shutdown of our Irish, Swedish, German and U.K. subsidiaries and satisfying the related liabilities, we expect to continue to have significant cash resources. We currently anticipate that after we complete the activities related to exiting these businesses, we will operate with a minimal headquarters staff while we determine how to use these cash resources. We intend to consider acquisition  opportunities.  We also  intend  to  analyze  a  potential liquidation of the Company and its effects on the Company's stockholders. Upon any liquidation, dissolution or winding up of the Company, the holders of our outstanding preferred stock would be entitled to receive approximately

         $68 million prior to any distribution to the holders of our common stock. Although we may consider acquisition opportunities, we have not identified a specific industry on which we intend to initially focus and have no present plans, proposals, arrangements or understandings with respect to the acquisition of any specific business. We will have broad discretion in determining how to use these cash resources and in identifying and selecting acquisition opportunities.


         New Accounting Pronouncements
         -----------------------------

               In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. Under SFAS No. 142, goodwill amortization ceases when the new standard is adopted. In the three months ended March 31, 2001, the Company recorded $0.9 million of goodwill amortization. No goodwill amortization was recorded in 2002. SFAS No. 142 also requires an initial goodwill impairment assessment in the year of adoption and an impairment test both on an annual basis and upon the occurrence of any event or change in circumstances that would reduce the fair value of a reporting unit below its carrying value. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company adopted this standard at the beginning of its 2002 fiscal year. As the Company had no goodwill or intangibles at December 31, 2001, the adoption of this statement had no impact on the Company's consolidated financial statements.

               In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The statement provides a single accounting model for long-lived assets to be disposed of. The Company adopted SFAS No. 144 at the beginning of its 2002 fiscal year. The adoption of this statement had no impact on the Company's consolidated financial statements.




ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               The majority of the Company's operations were in Europe, and the revenue and expenses of those operations are denominated in local currencies. Due to the volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results. The Company has used derivative instruments to hedge its foreign currency exposure only on a limited basis, and had no foreign currency hedge contracts outstanding at March 31, 2002. As a result, the Company may incur gains and losses on foreign currency fluctuations. Other foreign exchange gains and losses recorded in income were minimal for the three months ended March 31, 2002 and 2001, respectively.

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

               One of the Company's subsidiaries, Hostmark World Limited, is the subject of court action by WSP Communications ("WSP") in the Companies Court of the Chancery Division of the High Court in the U.K. for the payment of approximately $0.5 million. In addition, WSP has alleged that a total of approximately $3 million is owed to it by Hostmark World Limited. WSP alleges that these amounts are owed for work completed on Internet solution centers in Germany, Sweden and the U.K. This action has been stayed by the appointment of an Administrator for Hostmark World, as described below.

               In the fourth quarter of 2001, the Managed Hosting center in Dublin, Ireland operated by our Irish subsidiary, Worldport Ireland Limited, was closed; substantially all of the assets of our Swedish subsidiary, Hostmark AB, were sold and that subsidiary retained certain liabilities; and our German subsidiary, Hostmark GmBh, was placed into preliminary receivership under German law by the order of the Bankruptcy Court in Darmstadt. In addition, we ceased funding of our U.K. subsidiaries, Hostmark World and Hostmark U.K., in the first quarter of 2002. On March 28, 2002, an Administrator was appointed for the U.K. subsidiaries by an order of the Companies Court, Chancery Division of High Court under the United Kingdom Insolvency Act. In April 2002, the Irish subsidiary, Worldport Ireland Limited, was given notice that a petition for winding up was filed and would be presented to the Irish High Court on behalf of Global Crossing Ireland Limited. The petition wasbe heard by the Irish High Court on May 13, 2002 and a liquidator was appointed for this subsidiary to act on behalf of the credits. As a result of this action, the liquidator has control over this subsidiary's assets. We believe that each of these subsidiaries has potential liabilities which exceed the value of its assets. Certain creditors of these subsidiaries have made claims directly against the parent company, Worldport Communications, Inc. ("Worldport Inc."), for liabilities related to the operation of these subsidiaries and additional creditors could assert similar claims. There can be no assurance that Worldport Inc. will be successful in defending these claims and in limiting its liability for the obligations of its subsidiaries. See "Managements Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" for a more detailed discussion of the liabilities of our subsidiaries and how we have accounted for those liabilities on our consolidated financial statements.

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




ITEM 2.  CHANGES IN SECURITIES

               None.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               None.

         (b)   Reports on Form 8-K


               The Company filed a Current Report on Form 8-K on March 26, 2002. The Form 8-K was dated March 26, 2002, and reported information under
         Item 5 related to the Company's announcement that it was ceasing future investment in the operations of its U.K. subsidiaries and that those subsidiaries intended to petition for Administration under the United Kingdom Insolvency Act.

               The Company filed a Current Report on Form 8-K on April 10, 2002. The Form 8-K was dated March 26, 2002, and reported information under
         Item 2 and pro forma financial statements under Item 7 related to the Company's announcement that it was ceasing future investment in the operations of its U.K. subsidiaries and that those subsidiaries intended to petition for Administration under the United Kingdom Insolvency Act.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             WORLDPORT COMMUNICATIONS, INC.


         Date:    May 15, 2002               By: /s/ Kathleen A. Cote
                                                 --------------------------
                                                 Kathleen A. Cote
                                                 Chief Executive Officer