Form 10-Q
period 2002-06-30
WORLDPORT COMMUNICATIONS INC
filed 2002-08-14
CIK 857847

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------


                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

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

                                 YES [X] NO [ ]



As of August 9, 2002, the Registrant had 39,087,252 shares of Common Stock, par value $0.0001, outstanding.


================================================================================

                         WORLDPORT COMMUNICATIONS, INC.
                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION
------------------------------

       Item 1.      Financial Statements (unaudited)

                    Condensed Consolidated Balance Sheets as of
                    June 30, 2002 and December 31, 2001......................  3

                    Condensed Consolidated Statements of Operations
                    for the Three and Six Months Ended June 30, 2002
                    and 2001.................................................  4

                    Condensed Consolidated Statements of Cash Flows for the
                    Three and Six Months Ended June 30, 2002 and 2001........  5

                    Notes to Condensed Consolidated Financial Statements.....  6

       Item 2.      Management's Discussion and Analysis of
                    Financial Condition and Results of Operations............ 15

       Item 3.      Quantitative and Qualitative Disclosures About
                    Market Risk.............................................. 21

PART II - OTHER INFORMATION
---------------------------

       Item 1.      Legal Proceedings........................................ 22

       Item 2.      Changes in Securities.................................... 23

       Item 6.      Exhibits and Reports on Form 8-K......................... 23


SIGNATURE.................................................................... 25

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                              JUNE 30,          DECEMBER 31,
                                         ASSETS                                                 2002               2001
CURRENT ASSETS:
    Cash and cash equivalents...................................................                 $ 109,578         $ 61,475
    Marketable securities.......................................................                    10,996           10,759
    Income tax receivable.......................................................                        --           51,964
    Other current assets........................................................                     1,013            3,230
                                                                                                 ---------         --------
                  Total current assets..........................................                   121,587          127,428
    PROPERTY AND EQUIPMENT, net.................................................                       773            5,666
    OTHER ASSETS................................................................                       673            1,722
                                                                                                 ---------         --------
                       TOTAL ASSETS.............................................                 $ 123,033        $ 134,816
                                                                                                 =========        =========


                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable...........................................................                  $  3,115         $  9,938
     Accrued expenses...........................................................                    14,469           21,264
     Net liabilities of non-controlled subsidiaries ............................                    10,833            1,277
     Current portion of obligations under capital leases .......................                     3,125            4,335
     Other current liabilities..................................................                     1,482            2,543
                                                                                                 ---------         --------
                    Total current liabilities...................................                    33,024           39,357
      Long-term obligations under capital leases, net of current portion........                     2,316            3,433
                                                                                                 ---------         --------
                    Total liabilities...........................................                    35,340           42,790

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Undesignated preferred stock, $0.0001 par value, 4,004,000 shares
        authorized, no shares issued and outstanding............................                        --               --
     Series A convertible preferred stock, $0.0001 par value, 750,000 shares
        authorized, no shares issued and outstanding............................                        --               --
     Series B convertible preferred stock, $0.0001 par value, 3,000,000 shares
        authorized, 956,417 and 965,642 shares issued and outstanding in 2002                           --               --
        and 2001, respectively..................................................
     Series C convertible preferred stock, $0.0001 par value, 1,450,000 shares
        authorized, 1,416,030 shares issued and outstanding.....................                        --               --
     Series D convertible preferred stock, $0.0001 par value, 650,000 shares
        authorized, 316,921 shares issued and outstanding.......................                        --               --
     Series E convertible preferred stock, $0.0001 par value, 145,000 shares
        authorized, 141,603 shares issued and outstanding.......................                        --               --
     Series G convertible preferred stock, $0.0001 par value, 1,000 shares
        authorized, 1,000 shares issued and outstanding.........................                        --               --
     Common stock, $0.0001 par value, 200,000,000 shares authorized, 39,087,252
        shares issued and outstanding...........................................                         4                4
     Warrants...................................................................                     2,611            2,611
     Additional paid-in capital.................................................                   187,213          187,213
     Accumulated other comprehensive loss.......................................                    (4,713)          (1,938)
     Accumulated deficit........................................................                   (97,422)         (95,864)
                                                                                                 ---------         --------
                    Total stockholders' equity .................................                    87,693           92,026
                                                                                                 ---------         --------
                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................                 $ 123,033        $ 134,816
                                                                                                 =========        =========

                   The accompanying notes are an integral part of these ondensed consolidated financial statements.



                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (Unaudited)





                                                     Three Months Ended      Six Months Ended
                                                            June 30,              June 30,
                                                            --------              --------
                                                       2002        2001       2002        2001
                                                       ----        ----       ----        ----

REVENUES ........................................   $   --      $   --      $   --      $   --

COST OF SERVICES ................................       --          --          --          --
                                                    --------    --------    --------    --------
     Gross profit ...............................       --          --          --          --
                                                    --------    --------    --------    --------

OPERATING EXPENSES:
     Selling, general and administrative expenses        978       1,483       1,908       3,406
     Depreciation and amortization ..............         38          59          77          99
                                                    --------    --------    --------    --------
           Operating loss .......................     (1,016)     (1,542)     (1,985)     (3,505)
                                                    --------    --------    --------    --------

OTHER INCOME (EXPENSE):
     Interest income ............................        595       1,330         899       3,159
     Interest expense ...........................       --          --          (111)        (67)
    Loss on sale of assets ......................       --          (289)         (4)       (289)
     Other income (expense), net ................       --          --          --            28
                                                    --------    --------    --------    --------

LOSS BEFORE INCOME TAXES ........................       (421)       (501)     (1,201)       (674)

INCOME TAX PROVISION ............................       --          --          --          --
                                                    --------    --------    --------    --------

NET LOSS FROM CONTINUING OPERATIONS .............       (421)       (501)     (1,201)       (674)

INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS, net of tax ........................      6,962     (15,821)       (357)    (24,385)
                                                    --------    --------    --------    --------

NET INCOME (LOSS) ...............................   $  6,541    $(16,322)   $ (1,558)   $(25,059)
                                                    ========    ========    ========    ========

NET LOSS PER SHARE FROM CONTINUING OPERATIONS:
   BASIC ........................................   $  (0.01)   $  (0.02)   $  (0.03)   $  (0.02)
                                                    ========    ========    ========    ========
   DILUTED ......................................   $  (0.01)   $  (0.02)   $  (0.03)   $  (0.02)
                                                    ========    ========    ========    ========

NET INCOME (LOSS) PER SHARE:
   BASIC ........................................   $   0.17    $  (0.44)   $  (0.04)   $  (0.70)
                                                    ========    ========    ========    ========
   DILUTED ......................................   $   0.11    $  (0.44)   $  (0.04)   $  (0.70)
                                                    ========    ========    ========    ========

SHARES USED IN NET INCOME (LOSS) PER SHARE
  CALCULATION:
    BASIC .......................................     39,087      37,313      39,087      35,641
    CONVERTIBLE PREFERRED STOCK .................     22,066        --          --          --
    WARRANTS ....................................        665        --          --          --
    OPTIONS .....................................       --          --          --          --
                                                    --------    --------    --------    --------
    DILUTED .....................................     61,818      37,313      39,087      35,641
                                                    ========    ========    ========    ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.




                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)


                                                                                    Three Months Ended          Six Months Ended
                                                                                         June 30,                   June 30,
                                                                                         --------                   --------
                                                                                    2002          2001           2002         2001
                                                                                    ----          ----           ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ..............................................................   $   6,541    $ (16,322)   $  (1,558)   $ (25,059)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
          (Income) loss from discontinued operations ...........................      (6,962)      15,821          357       24,385
          Depreciation and amortization ........................................          38           59           77           99
          Loss on sale of assets ...............................................        --            289            4          289
          Change in other current and noncurrent assets ........................        (733)         132           93          (76)
          Change in accounts payable, accrued expenses and other liabilities ...        (154)      (2,576)      (1,430)      (1,547)
                                                                                   ---------    ---------    ---------    ---------

                    Net cash flows from operating activities ...................      (1,270)      (2,597)      (2,457)     (12,419)

CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures .................................................        --             (4)        --            (24)
          Sale of assets .......................................................        --          1,311         --          1,311
                                                                                   ---------    ---------    ---------    ---------

                    Net cash flows from investing activities ...................        --          1,307         --          1,287

CASH FLOWS FROM FINANCING ACTIVITIES:
           Principal payments on obligations under capital leases ..............        --           --         (1,229)        (405)
                                                                                   ---------    ---------    ---------    ---------

                    Net cash flows from by financing activities ................        --           --         (1,229)        (405)

Net cash flows from discontinued operations ....................................      55,943       (5,990)      51,789      (23,066)
                                                                                   ---------    ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........................      54,673       (7,280)      48,103      (24,093)

CASH AND CASH EQUIVALENTS, beginning of the period .............................      54,905      115,583       61,475      132,396
                                                                                   ---------    ---------    ---------    ---------

CASH AND CASH EQUIVALENTS, end of the period ...................................   $ 109,578    $ 108,303    $ 109,578    $ 108,303
                                                                                   =========    =========    =========    =========

CASH PAID DURING THE PERIOD FOR INTEREST .......................................   $      87    $     172    $     198    $     244
                                                                                   =========    =========    =========    =========

CASH PAID DURING THE PERIOD FOR INCOME TAXES ...................................   $    --      $    --      $    --      $    --
                                                                                   =========    =========    =========    =========

SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:

       Acquisition of hostmark through the issuance of common stock ............   $    --      $  11,975    $    --      $  11,975
                                                                                   =========    =========    =========    =========
       Acquisition of property and equipment under capital lease ...............   $    --      $   7,875    $    --      $   7,875
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

                During 2000 and 2001, the Company pursued a new business strategy, focused on the delivery of Internet solutions to global companies doing business in the European marketplace. However, the Company did not achieve the revenue growth it had anticipated, which, combined with the general economic downturn and the slowdown in technology spending, prompted the Company to review various alternatives to its existing business plan. The Company made the decision to take further restructuring actions and to divest itself of certain assets during the fourth quarter of 2001 and the first quarter of 2002, as described in Note 3. As a result, we no longer have active business operations. Accordingly, results of these exited operations have been classified as discontinued, and prior periods have been restated in order to conform to the new presentation.

                After completing the activities related to the exiting of our subsidiaries and satisfying the related liabilities, we expect to continue to have significant cash resources. We are currently operating with a minimal headquarters staff while we complete the activities related to exiting our prior businesses and determine how to use our cash resources. We will have broad discretion in determining how to use these cash resources, and we may choose to make an acquisition or to liquidate the Company.

                Since ceasing our business operations, we have sought and reviewed acquisition opportunities. However, we have not yet actively pursued any of these opportunities since we did not believe that any of them were in the best interests of our shareholders. Although we intend to continue to consider potential acquisition opportunities, we have not identified a specific industry on which we intend to focus and have no present plans, proposals, arrangements or understandings with respect to the acquisition of any specific business.

               We are also continuing to analyze a potential  liquidation of the
         Company and its effects on the Company's stockholders. Upon any liquidation, dissolution or winding up of the Company, the holders of our outstanding preferred stock would be entitled to receive approximately $68 million prior to any distribution to the holders of our common stock.

               We have also actively worked to resolve and settle the Company's outstanding liabilities. For example, as described in Note 4, we recently settled a $7.7 million liability related to a lease for real property in Slough, U.K.


         Basis of Presentation
         ---------------------

                The accompanying financial statements have not been reviewed by an independent public accountant in accordance with Statement of Auditing Standards No. 71, as required by Rule 10-01(d) of Regulation S-X, since the Company's historical independent accounting firm, Arthur Andersen LLP, is no longer able to provide these services. The Company is currently in the process of engaging a new independent accounting firm to complete such a review as soon as practical. Upon completion of a SAS 71 review, the Company intends to file an Amendment to this Form 10-Q.

                The accompanying condensed consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes that the disclosures herein are adequate to make the information presented not misleading. The financial statements and notes thereto included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

                In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2002, and the results of operations and cash flows for the three and six months ended June 30, 2002 and 2001. However, since these financial statements have not been reviewed by an independent accounting firm, it is possible that changes will be made to them in connection with such a review. The results of operations for the three and six months ended June 30, 2002, are not necessarily indicative of the operating results for the full year.


         Consolidation
         -------------

                The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries that are under the Company's control. All significant intercompany accounts and transactions have been eliminated.


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


         Foreign Currency
         ----------------

                Prior to the transactions described in Note 3, substantially all of the Company's operations were in Europe. The assets and liabilities of non-U.S. subsidiaries are translated at month-end rates of exchange, and income statement items are translated at the average rates prevailing during the period. The resulting translation adjustment is recorded as a component of stockholders' equity. Exchange gains and losses on intercompany balances of a long-term investment nature are also recorded as a component of stockholders' equity. Other foreign exchange gains and losses are recorded in income on a current basis and have been included in Loss from Discontinued Operations. These other foreign exchange gains and losses and were minimal for the three and six months ended June 30, 2002 and 2001, respectively.


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

               At June 30, 2002 there were no foreign currency hedge contracts outstanding.


         Earnings (Loss) per Share
         -------------------------

                The Company has applied the provisions of SFAS No. 128, "Earnings Per Share", which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings per share includes the effect of dilutive common stock equivalents. For the six months ended June 30, 2002, and for the three and six months ended June 30, 2001, basic and diluted loss per share is the same because all dilutive securities had an antidilutive effect on loss per share. For the three months ended June 30, 2002, diluted earnings per share includes the effect, if any, of the Company's convertible preferred stock, stock options and warrants. The If Converted method was used to calculate the weighted average shares outstanding for convertible preferred stock. The Treasury Stock method was used to calculate the weighted average shares outstanding for warrants and options.


         New Accounting Pronouncements
         -----------------------------

               In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. Under SFAS No. 142, goodwill amortization ceases when the new standard is adopted. In the three and six months ended June 30, 2001, the Company recorded goodwill amortization of approximately $0.8 million and $1.7 million, respectively. No goodwill amortization was recorded in 2002. SFAS No. 142 also requires an initial goodwill impairment assessment in the year of adoption and an impairment test both on an annual basis and upon the occurrence of any event or change in circumstances that would reduce the fair value of a reporting unit below its carrying value. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company adopted this standard at the beginning of its 2002 fiscal year. As the Company had no goodwill or intangibles at December 31, 2001, the adoption of this statement had no impact on the Company's consolidated financial statements.

               In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The statement provides a single accounting model for long-lived assets to be disposed of. The Company adopted SFAS No. 144 at the beginning of its 2002 fiscal year. The adoption of this statement had no impact on the Company's consolidated financial statements.

               In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date of an entity's commitment to an exit plan. The Company will adopt SFAS No. 146 for any exit or disposal activities initiated after December 31, 2002.


         Certain Reclassifications
         -------------------------

               Certain reclassifications have been made to amounts previously reported to conform to current period presentation.

(2)      COMPREHENSIVE INCOME (LOSS)

               Total comprehensive income (loss) for the three and six months ended June 30, 2002 and 2001 was as follows:



                                                           Three Months Ended      Six Months Ended
                                                                  June 30,              June 30,
                                                             2002        2001        2002        2001
                                                             ----        ----        ----        ----
Net income (loss) .....................................   $  6,541    $(16,322)   $ (1,558)   $(25,059)
Foreign currency translation adjustments ..............     (3,405)     (4,286)     (3,012)     (9,718)
Unrealized gains on marketable securities held-for-sale        126       --           237        --
                                                          --------    --------    --------    --------
Total comprehensive income (loss) .....................   $  3,262    $(20,608)   $ (4,333)   $(34,777)
                                                          ========    ========    ========    ========


(3)      DISCONTINUED OPERATIONS

               During 2001, the Company did not achieve its expected revenue growth in its Managed Hosting business. The general economic downturn, the slowdown in technology spending and the lengthening in the sales cycle for Managed Hosting services all contributed to these revenue shortfalls. Company management believed that these conditions, as well as the increasing level of competition and consolidation in the Web hosting and Internet infrastructure markets, would continue to have an adverse effect on the Company's ability to achieve near term revenue targets and, if they continued, could erode the financial resources of the Company more rapidly than planned.

               Following the exploration and review of the strategic alternatives, the Company determined that it was necessary to take the following actions to dramatically reduce the rate at which its operations were using cash and to minimize the Company's exposure in markets that were experiencing significantly slower than expected market growth.

               0 In November 2001, we announced that our Irish subsidiary, Worldport Ireland Limited, was ceasing operations at its Dublin, Ireland facility. An orderly shutdown of the Ireland operations was commenced, and was substantially completed by December 31, 2001. In April 2002, Worldport Ireland Limited was given notice that a petition for winding up was filed and would be presented to the Irish High Court on behalf of Global Crossing Ireland Limited. The petition was heard by the Irish High Court on May 13, 2002 and a liquidator was appointed for this subsidiary to act on behalf of the creditors. As a result of this action, the liquidator has control over this subsidiary's assets. The assets and liabilities of the Irish subsidiary in Liquidation have been deconsolidated in the Company's financial statements in the current quarter and are reflected in Net Liabilities of Non-controlled Subsidiaries on the Company's balance sheet as a net liability of approximately $4.2 million (see Note
                    5).

               0 In December 2001, we sold the assets and certain liabilities of our Managed Services business in Stockholm, Sweden, to OM Technology AB for $0.9 million, subject to the resolution of a final working capital adjustment. The parties agreed to a final sales price of $0.8 million in July 2002. OM also agreed to assume the ownership of Worldport's Stockholm Internet solutions center and the operations at that center, and all customers' contracts.

               0 In December 2001, we also sold our Swedish Professional Services business (formerly known as VIS-able International
                    AB) to its employees in a management buyout for $0.9 million, the majority of which is in the form of a note. Due to uncertainties related to the collectibility of this note, it has been fully reserved for.

               0 In December 2001, we placed our German subsidiary, Hostmark GmbH, into receivership under German law. As a result of this action, the receiver has control over this subsidiary's assets. The assets and liabilities of Hostmark GmbH held in receivership were deconsolidated in the Company's financial statements in the fourth quarter of 2001 and are reflected in Net Liabilities of Non-controlled Subsidiaries on the Company's balance sheet as a net liability of approximately $1.4 million (see Note 5).

               0 In March 2002, we made the decision to make no further investment in our U.K. Managed Hosting operation. On March 26, 2002, our U.K. subsidiaries, Hostmark World Limited and

                    Hostmark U.K. Limited, filed a petition for Administration under the United Kingdom Insolvency Act. An administrator was appointed for these subsidiaries to either reorganize, find new investors, sell or liquidate the U.K. businesses for the benefit of its creditors. As a result of this action, the administrator has control over these subsidiaries' assets. The assets and liabilities of the U.K. subsidiaries in Administration were deconsolidated in the Company's financial statements in the first quarter of 2002 and are reflected in Net Liabilities of Non-controlled Subsidiaries on the Company's balance sheet as a net liability of approximately $5.2 million (see Note 5).

                 In addition, we completed the sale of our remaining carrier business, Telenational Communications, Inc. ("TNC") in October 2001 for $0.4 million.

                As a result of these transactions, the Company had exited all three of its operating segments as of March 31, 2002 and is currently operating with only a minimal headquarters staff. Accordingly, results of these operations have been classified as discontinued, and prior periods have been restated in order to conform to the new presentation.

               The operating results of discontinued operations were as follows:


                                                  Three Months Ended       Six Months Ended
                                                        June 30,                June 30,
                                                        --------                --------
                                                    2002         2001       2002       2001
                                                    ----         ----       ----       ----
           Net revenue .......................   $   --      $  3,361    $    291    $  5,842
           Restructuring costs (see Note 4) ..   $ (7,717)   $   --      $  2,283    $   --
           Gain (loss) before income taxes ...   $  6,962    $(15,844)   $ (5,954)   $(24,529)
           Income tax benefit ................   $   --      $     23    $  5,597    $    144
           Net income (loss) from discontinued
              operations .....................   $  6,962    $(15,821)   $   (357)   $(24,385)


                Assets and liabilities related to the discontinued operations as of June 30, 2002 and December 31, 2001 consist of the following:


                                                                June 30,         December 31,
                                                                  2002                2001
                                                                  ----                ----
                Current assets                                   $        1      $    3,733
                 Noncurrent assets                                      502           6,347
                Current liabilities                                 (28,052)        (30,313)
                Long-term liabilities                                (2,316)         (3,433)
                                                                 ----------       ---------
               Net liabilities of discontinued operations        $  (29,865)     $  (23,666)
                                                                 ==========       =========


(4)      RESTRUCTURING ACTIVITIES

               In the fourth quarter ended December 31, 2001 and in the first quarter ended March 31, 2002, the Company recorded restructuring charges of $101.5 million and $10.0 million, respectively relating to the actions described in Note 3. These restructuring charges primarily included severance, facility exit costs, bandwidth contract termination costs, and the write down of assets to their expected net realizable value and have been primarily included in Loss from Discontinued Operations.

               The Company compared the carrying value of the long-lived assets located primarily in Ireland, Germany and the U.K. to fair values determined substantially through independent appraisals and estimated future discounted cash flows. The excess carrying value of $84.8 million was recorded as a non-cash asset impairment charge in the fourth quarter of 2001.

               Facility exit costs of $9.3 million and $7.9 million were recorded in the fourth quarter of 2001 and the first quarter of 2002, respectively. These facility exit costs represented rent payments the Company was contractually obligated to pay on its U.K., Ireland and German facilities, net of certain estimated sublease recoveries. In August 2002, the U.K. administrator identified a new third party tenant for the Slough, U.K., data center. In connection with this transaction, the landlord agreed to release the underlying lease guarantee and, therefore, relieve the Company from this lease liability upon the payment of 0.2 million British pounds (approximately $0.3 million), which payment was funded by the Company. This transaction was consummated in August 2002. Accordingly, the Company reduced the restructuring reserve at June 30, 2002 by $7.7 million, which represented the unpaid rent under this lease for the balance of its term through 2015.

               Bandwidth contract termination costs of $4.7 million and $0.4 million were recorded in the fourth quarter of 2001 and the first quarter of 2002, respectively. These costs represent early termination penalties incurred by the Company to cancel certain bandwidth contracts related to its ceased Managed Hosting operations in Ireland and the U.K.

               Severance of $1.3 million was recorded in the fourth quarter of 2001 and all severance payments had been made by June 30, 2002. The headcount reduction affected approximately 100 employees, who were primarily located in Ireland. Substantially all employees terminated under this plan were released by December 31, 2001, with the few remaining employees terminated in the first quarter of 2002.

               Other costs of $1.3 million and $1.6 million were recorded in the fourth quarter of 2001 and the first quarter of 2002, respectively, and include estimated legal expenses, costs to settle outstanding purchase commitments, and other shutdown related expenses.

               The following table summarizes the significant components of the restructuring reserve included in Accrued Expenses at June 30, 2002 (in thousands):


                                             Balance At                                              Balance At
                                              December                     Cash        Non-cash         June
                                              31, 2001     Additions     Payments     Adjustments    30, 2002
                                              --------     ---------     --------     -----------    --------
       Facility exit costs                     $ 9,213     $  7,936     $   (249)     $ (11,265)      $  5,635
       Bandwidth contract termination            4,329          418            --          (706)         4,041
       Asset impairment                             --           --            --                           --
       Severance                                   761           --         (761)            --             --
       Other costs                               1,257        1,646         (331)        (2,244)           328
                                               -------     --------     --------      ---------       --------
       Total                                   $15,560     $ 10,000     $ (1,341)     $ (14,215)      $ 10,004
                                               =======     ========     ========      =========       ========


               The non-cash adjustments of $14.2 million primarily consist of $7.7 million related to the Slough, U.K., lease liability that the Company was released from in August 2002 (as discussed above) and $6.9 million of liabilities related to the U.K., German, and Irish subsidiaries that, along with the other assets and liabilities of those subsidiaries, have been deconsolidated into a separate line item on the Company's balance sheet called Net Liabilities of Non-controlled Subsidiaries (see Note 5).

               The Company's management is currently evaluating the possible sale or disposition of the remaining assets, including potentially subleasing the facilities remaining under operating lease agreements. All remaining restructuring costs are due to be paid by December 31, 2010, with $3.4 million due in 2002, $0.9 million in 2003, $0.9 million in 2004, $0.9 million in 2005, $0.8 million in 2006 and $3.1 million thereafter.

               The Company used estimates to calculate the restructuring charges, including the ability and timing of the Company to sublease space and the net realizable value of remaining assets. These estimates are subject to change based on the sale of the remaining assets along with the sublease or settlement of future rent obligations.


(5)      NET LIABILITIES OF NON-CONTROLLED SUBSIDIARIES

                As described in Note 3, we placed our German subsidiary, Hostmark GmbH, into receivership under German law in December 2001 and a receiver was appointed for this subsidiary. In March 2002, our U.K. subsidiaries, Hostmark World Limited and Hostmark U.K. Limited, filed a petition for Administration under the United Kingdom Insolvency Act and an administrator was appointed for these subsidiaries. In April 2002, our Irish subsidiary, Worldport Ireland Limited, was given notice that a petition for winding up was filed and would be presented to the Irish

         High Court on behalf of Global Crossing Ireland Limited. The petition was heard by the Irish High Court on May 13, 2002 and a liquidator was appointed for this subsidiary to act on behalf of the creditors. As a result of these actions, the Company no longer has control over these subsidiaries' assets.

                Under generally accepted accounting principles, consolidation is generally required for investments of more than 50% of the outstanding voting stock of any investee, except when control is not held by the majority owner. Under these principles, legal reorganization or other proceedings (including Administration, receivership, or liquidation) represent conditions which can preclude consolidation in instances where control rests with an administrator, receiver or liquidator rather than the majority owner. As discussed above, the U.K., Irish and German subsidiaries filed or were placed into the local jurisdiction's applicable proceedings. As a result, the Company deconsolidated the subsidiaries' financial results and began reporting its investment in the subsidiaries using the cost method.

                Prior to the filing or placement into the respective proceedings, under generally accepted accounting principles of consolidation, the Company had recognized losses in excess of its investment in these subsidiaries of $10.8 million. Since these subsidiaries' results are no longer consolidated and the Company believes that it is not probable that it will be obligated to fund losses related to these investments, any adjustments reflected in the subsidiaries' financial statements subsequent to the effective dates of these proceedings are not expected to affect the Company's consolidated results.

               However, as the liabilities of these subsidiaries exceed the value of its assets, there can be no assurance that these creditors will not make claims against Worldport Inc. for these obligations or that, through the proceedings, Worldport Inc. would not be required to satisfy any of these obligations. As a result, the Company has not reflected any adjustments relating to the deconsolidation of these subsidiaries other than by presenting the net liability for each of these subsidiaries as Net Liabilities of Non-controlled Subsidiaries and discontinuing the recording of earnings or losses from these subsidiaries after the effective dates of these proceedings. To the extent that any of these liabilities are extinguished through these proceedings without funding from the Company, the Company may recognize non-cash gains in future periods as a result of the forgiveness of such obligations. Conversely, when the proceedings are completed and liabilities are extinguished, the Company may recognize non-cash losses on the foreign currency translation losses currently included in Other Comprehensive Income.

               Additionally, prior to our subsidiaries entering into these proceedings, Worldport Inc. from time to time made advances to these subsidiaries. Therefore, Worldport Inc. is also a creditor of these subsidiaries in these proceedings. We are not able to determine at this time the priority of Worldport Inc.'s claim in such proceedings or whether or not Worldport Inc. will be able to recover any portion of these advances. If Worldport Inc. is successful in collecting any portion of these advances, we would recognize a gain and an increase in cash at that time.

               The Company used  estimates to calculate the Net  Liabilities  of
         Non-controlled Subsidiaries. These estimates are subject to change based on the ability of the administrator, receiver or liquidator, as applicable, to sell the remaining assets and negotiate the final liability amounts. Net Liabilities of Non-controlled Subsidiaries do not include obligations that the parent company, Worldport Communications, Inc. ("Worldport Inc."), has guaranteed or incurred directly. Only those liabilities of these subsidiaries which Worldport Inc. believes it will not be required to pay have been included in Net Liabilities of Non-controlled Subsidiaries.

               As discussed in Note 4, a new third party tenant was identified for the Slough, U.K. data center by the U.K. administrator in August 2002. The third party paid approximately 5.7 million British pounds to the U.K. administrator, in addition to the assumption of the lease liability, for the Slough data center operation and related assets. The
         5.7 million British pounds proceeds may be used to satisfy all or a portion of the Net Liabilities of Non-controlled Subsidiaries for the U.K. entities, and accordingly, the Company may recognize non-cash gains in future periods as a result of this transaction. Since
         Worldport Inc. had agreed to guarantee this lease, the related liability was not included in Net Liabilities of Non-controlled
         Subsidiaries, and the assumption of that liability by the tenant resulted in the recognition of a gain from discontinued operations in the current quarter.

               Excluding  the   liabilities  of  the  U.K.,   German  and  Irish
         subsidiaries that are recorded in Net Liabilities of Non-controlled Subsidiaries as discussed above, there are approximately $24.5 million of liabilities reflected on the Company's June 30, 2002, balance sheet attributable to Worldport Inc. and the remaining subsidiaries not in Administration, receivership or liquidation. We have assumed, for purposes of calculating these liabilities, that we will not be able to mitigate certain of these liabilities, however, Company management is currently seeking opportunities to further reduce its other liabilities related to the exited businesses. There can be no assurance that the Company will be successful in its efforts to mitigate these liabilities or that additional claims will not be asserted against Worldport Inc.


(6)      CAPITAL STOCK

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

               In March 2002, Sturm Group Inc., Donald L. Sturm and Hostmark World Holdings, LLC, filed a complaint against the Company and its wholly owned subsidiary, Worldport Holding Inc. in the Circuit Court For the Nineteenth Judicial Circuit, Lake County, Illinois -Chancery Division. This claim relates to the April 2001 acquisition of the Company's Hostmark subsidiaries (the "Hostmark Subsidiaries"). The Hostmark Subsidiaries were acquired by Worldport Holdings from Hostmark World Holdings, LLC pursuant to a Stock Purchase Agreement. In connection with these transactions, the Company agreed to use its reasonable efforts to obtain the release of the plaintiffs from certain guarantees that the plaintiffs had entered into on behalf of the Hostmark Subsidiaries prior to the acquisition. The reasonable efforts of the Company were to include, if required, the Company providing to the landlord of the property located in Slough, U.K. a rent indemnity and keeping such rent indemnity in place until November 20, 2008. If required in order to obtain such rent indemnity, the Company agreed to deposit funds with a commercial bank (or provide such other collateral or security required by the bank). If required by the landlord, the reasonable efforts of the Company were also to include providing a one-year rent indemnity after November 2008 until the lease expires in November 2015. In this action, the plaintiffs originally sought an injunction ordering the Company to comply with the terms of these agreements. In August 2002, the Company obtained the release of the plaintiffs from the related guarantees. Therefore, the Company expects that this portion of the suit will be dismissed. However, the plaintiffs are continuing to seek damages for the defendants' alleged breach of these agreements. The Company does not expect to pay material damages in this suit.

               One of the Company's subsidiaries, Hostmark World Limited, is the subject of court action by WSP Communications ("WSP") in the Companies Court of the Chancery Division of the High Court in the U.K. for the payment of approximately $0.5 million. In addition, WSP has alleged that a total of approximately $3 million is owed to it by Hostmark World Limited. WSP alleges that these amounts are owed for work completed on Internet solution centers in Germany, Sweden and the U.K. This action has been stayed by the appointment of an Administrator for Hostmark World.

               In June 2002, the High Court of Ireland issued a Summary Summons to the parent company, Worldport Inc., on behalf of Cable & Wireless (Ireland) Limited, who is seeking payment of 1.0 million British pounds and 2.3 million Euros, together with applicable VAT. (Excluding VAT, this represents approximately $3.9 million.) These claims relate to unpaid invoices for Internet services provided by Cable & Wireless (Ireland) Limited to the Company's subsidiary in Ireland (now in liquidation) and termination of contract charges. The Company believes that the claims, to the extent valid, are obligations of the Company's Irish subsidiary and not of Worldport Inc., but is continuing to investigate the claims. There can be no assurance that such claims will not be successful against Worldport Inc. However, the outcome of the matter is not expected to have a material adverse effect on the consolidated results of the Company in excess of amounts already recorded.

                In the fourth quarter of 2001, the SuperCentre in Dublin, Ireland operated by our Irish subsidiary, Worldport Ireland Limited, was closed; substantially all of the assets of our Swedish subsidiary, Hostmark AB, were sold and that subsidiary retained certain liabilities; and our German subsidiary, Hostmark GmBh, was placed into preliminary receivership under German law by the order of the Bankruptcy Court in Darmstadt. In addition, we ceased funding of our U.K. subsidiaries, Hostmark World and Hostmark U.K., in the first quarter of 2002. On March 28, 2002, an Administrator was appointed for the U.K. subsidiaries by an order of the Companies Court, Chancery Division of High Court under the United Kingdom Insolvency Act. In April 2002, the Irish subsidiary, Worldport Ireland Limited, was given notice that a petition for winding up was filed and would be presented to the Irish High Court on behalf of Global Crossing Ireland Limited. The petition was heard by the Irish High Court on May 13, 2002 and a liquidator was appointed for this subsidiary to act on behalf of the creditors. As a result of this action, the liquidator has control over this subsidiary's assets. We believe that each of these subsidiaries has potential liabilities that exceed the value of its assets. Certain creditors of these subsidiaries have made claims directly against
         Worldport Inc. for liabilities related to the operation of these subsidiaries and additional creditors could assert similar claims. There can be no assurance that Worldport Inc. will be successful in defending these claims and in limiting its liability for the obligations of its subsidiaries.

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

                The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included under Item 1 of this Form 10-Q. In addition, the Financial Statements and Notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and the Company's Current Report on Form 8-K dated June 6, 2002, should be read in conjunction with this Form 10-Q.


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

               Following the acquisition of hostmark, we initiated an aggressive integration program to rapidly identify and eliminate operational and system redundancies in the two companies and to further streamline the combined business. Additionally, we shut down the unprofitable U.S. and U.K. professional services operations and took steps toward further cost alignment in our Swedish Professional Services operation. By the end of the third quarter of 2001, we had reduced our total workforce by approximately 41 percent and reduced total monthly operating expenses by over 50 percent. Our statement of operations for the third quarter of 2001 included $1.3 million of expenses related to employee severance costs, termination penalties for excess bandwidth contracts and lease disposition costs associated with this integration activity to streamline the combined business.

               After the completion of the Hostmark acquisition, we did not achieve the revenue growth in our Managed Hosting business that we had anticipated. We also experienced a decline in revenue in our Swedish Professional Services business. The general economic downturn, the slowdown in technology spending and the lengthening in the sales cycle for Managed Hosting services all contributed to these revenue shortfalls. In addition, our Swedish Professional Services business was negatively affected by excess capacity in the Swedish consulting market, major pricing pressures, and slower customer decisions related to new IT projects for those services. The Company believed that these conditions, as well as the increasing level of competition and consolidation in the Web hosting and Internet infrastructure markets, would continue to have an adverse effect on Worldport's ability to achieve near term revenue targets and, if they continued, could erode the financial resources of the Company more rapidly than planned.

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

               0 In November 2001, we announced that our Irish subsidiary was ceasing operations at its Dublin, Ireland facility. An orderly shutdown of the Ireland operations was commenced, and was substantially completed by December 31, 2001. In April 2002, Worldport Ireland Limited was given notice that a petition for winding up was filed and would be presented to the Irish High Court on behalf of Global Crossing Ireland Limited. The petition was heard by the Irish High Court on May 13, 2002 and a liquidator was appointed for this subsidiary to act on behalf of the creditors. As a result of this action, the liquidator has control over this subsidiary's assets.

               0 In December 2001, we sold the assets and certain liabilities of our Managed Services business in Stockholm, Sweden, to OM Technology AB for $0.9 million, subject to the resolution of a final working capital adjustment. The parties agreed to a final sales price of $0.8 million in July 2002. OM also agreed to assume the ownership of Worldport's Stockholm Internet solution center and the operations at that center, and all customers' contracts.

               0 In December 2001, we also sold our Swedish Professional Services business (formerly known as VIS-able International
                    AB) to its employees in a management buyout for $0.9 million, the majority of which is in the form of a note. Due to uncertainties related to the collectibility of this note, it has been fully reserved for.

               0 In December 2001, we placed our German subsidiary, Hostmark GmbH, into receivership under Germany law. As a result of this action, the receiver has control over this subsidiary's assets.

               0 We also took steps to reduce corporate expenses at our Buffalo Grove, Illinois, headquarters in connection with these transactions.

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

               Therefore, in March 2002, the Company's board of directors made the decision to make no further investment in its U.K. Managed Hosting operation. On March 26, 2002, our U.K. subsidiaries, Hostmark World Limited and Hostmark U.K. Limited, filed a petition for Administration under the United Kingdom Insolvency Act. An administrator was appointed for these subsidiaries to either reorganize, find new investors, sell or liquidate the U.K. businesses for the benefit of its creditors. As a result of this action, the administrator has control over these subsidiaries' assets.

               As a result of the transactions described above, we no longer have active business operations. Accordingly, the historical results of operations for prior periods are not comparable to the current period and are not representative of what future results will be.

                The accompanying financial statements have not been reviewed by an independent public accountant in accordance with Statement of Auditing Standards No. 71, as required by Rule 10-01(d) of Regulation S-X, since the Company's historical independent accounting firm, Arthur Andersen LLP, is no longer able to provide these services. The Company is currently in the process of engaging a new independent accounting firm to complete such a review as soon as practical. Upon completion of a SAS 71 review, the Company intends to file an Amendment to this Form 10-Q.


         RESULTS OF OPERATIONS
         ---------------------

                As described above, the Company has exited all three of its operating segments as of March 31, 2002. Accordingly, results of these operations have been classified as discontinued, and prior periods have been restated in order to conform to the new presentation.

                There were no revenues or cost of services from continuing operations for the three months and six months ending June 30, 2002 and 2001.

                Selling, general and administrative ("SG&A") expenses were $1.0 million and $1.5 million for the quarters ended June 30, 2002 and 2001, respectively and were $1.9 million and $3.4 million for the six months ended June 30, 2002 and 2001, respectively. SG&A expenses primarily consisted of corporate salaries and benefits, professional service fees, corporate governance expenses and facility costs. The decrease from the prior year expenses is primarily attributable to the steps taken at the end of 2001 to reduce corporate expenses at our Buffalo Grove, Illinois, headquarters in connection with the transactions described above.

                Depreciation and amortization expense represented depreciation on the corporate office and related computer hardware and software and was less than $0.1 million for the three and six months ended June 30, 2002 and 2001.

                Interest income, which was earned on the Company's cash and cash equivalents, was $0.6 million and $1.3 million for the quarters ended June 30, 2002 and 2001, respectively, and was $0.9 million and $3.2 million for the six months ended June 30, 2002 and 2001, respectively. The Company's interest expense of $0.1 million in the current and prior year primarily related to equipment financed under capital leases. The Company incurred a $0.3 million loss in the second quarter of 2001 on the sale of a Virginia residence originally purchased in October 2000 in connection with an employment arrangement with a former chief executive officer of the Company.

                Net loss from continuing operations was $0.4 million and $0.5 million for the quarters ended June 30, 2002 and 2001, respectively and was $1.2 million and $0.7 million for the six months ended June 30, 2002 and 2001, respectively.

                The  Company  had income from  discontinued  operations  of $7.0 million in the second quarter of 2002. In the first quarter of 2002, the Company recorded a liability of $7.8 million for facility exit costs as part of its $10.0 million restructuring charge on the U.K. business. These facility exit costs related primarily to the Company's agreement to guarantee the liability of its U.K. subsidiary on the Slough, U.K., data center lease expiring in 2015. However, in August 2002, the U.K. administrator identified a new third party tenant for the Slough data center. In connection with this transaction, the landlord agreed to release the underlying lease guarantee and, therefore, relieve the Company from this lease liability upon the payment of 0.2 million British pounds (approximately $0.3 million), which payment was funded by the Company. This transaction was consummated in August 2002. Accordingly, the Company reduced its liabilities by, and recorded income from discontinued operations of, $7.7 million in the second quarter of 2002. This $7.7 million of income was partially offset by current quarter losses due to adjustments to previously estimated accruals and asset impairments on items related to the discontinued businesses.

                The Company had a loss from discontinued operations of $0.4 million for the six-month period ending June 30, 2002. This $0.4 million loss primarily consisted of the $10.0 million restructuring change recorded in the first quarter of 2002 on the U.K. business and approximately $3.0 million of operating losses from the U.K. business prior to it being discontinued, partially offset by the $7.0 million of income recorded in the second quarter which is described above and a $5.6 million tax benefit that was recognized in the first quarter of 2002. The first quarter tax benefit was the result of a new U.S. federal tax law that was enacted in March 2002, which allowed the Company to carryback a $5.6 million AMT tax credit from 2001 against taxable income in 2000.

              The losses from discontinued operations for the quarter and six months ended June 30, 2001 of $15.8 million and $24.4 million, respectively, primarily represent operating losses on the U.K., Ireland, German and Sweden entities.

                As a result, the Company had net income of $6.5 million in the second quarter of 2002, as compared to net loss of $16.3 million for the second quarter of 2001. The Company had a net loss of $1.6 million for the six months ended June 30, 2002, as compared to a net loss of $25.1 million for the same period in 2001.


         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

              Operations used $1.3 million and $2.5 million during the three and six months ending June 30, 2002, respectively, as compared to $1.9 million and $2.6 million during the three and six months ended June 30, 2001, respectively. These expenditures were primarily to salaries, legal fees and other expenses related to the Company's minimal corporate operations remaining after the shut down and sale transactions described above.

                The Company had no cash flows from investing activities during the first three and six months ended June 30, 2002. The Company generated approximately $1.3 million in cash in the second quarter and first six months of 2001, primarily from the sale of a Virginia residence originally purchased in October 2000 in connection with an employment arrangement with a former chief executive officer of the Company.

              Financing activities used $1.2 million and $0.4 million during the six months ended June 30, 2002 and 2001, respectively, for principal payments on capital leases.

              Net cash flows from discontinued operations were $55.9 million and $51.8 million for the three and six months ended June 30, 2002, respectively, and were primarily attributable to the receipt of our $57.6 million income tax refund in April 2002. Receipt of this refund does not indicate that the Internal Revenue Service agrees with the positions taken by the Company in its tax returns. The refund is still subject to review by the Internal Revenue Service of the Company's 2001 tax return. The Internal Revenue Service could require the Company to return all or a portion of this refund.


               We had approximately $108 million in cash and cash equivalents and $10.8 million in marketable securities as of August 8, 2002. Our cash equivalents currently consist of highly rated money market funds and government securities.

               Our June 30, 2002 consolidated balance sheet reflected total liabilities of approximately $35.3 million. Included in this amount are $10.8 million of Net Liabilities of Non-Controlled Subsidiaries for the U.K., German, and Irish operations (see Note 5). We believe the parent company, Worldport Communications, Inc. ("Worldport Inc."), will not be required to pay these liabilities. However, there can be no assurance that these creditors will not make claims against Worldport Inc. for these obligations. The Company used estimates to calculate these net liabilities. These estimates are subject to change based on the ability of the administrator, receiver or liquidator, as applicable, to sell the remaining assets and negotiate the final liability amounts.

               In August 2002, an agreement was reached between the Administrator for Hostmark U.K. Limited and a third party, in which the third party paid approximately 5.7 million British pounds, in addition to the assumption of the lease liability, for the Slough, U.K., data center and related assets. The 5.7 million British pounds proceeds may be used to satisfy all or a portion of the Net Liabilities of Non-controlled Subsidiaries for the U.K. entities, and accordingly, the Company may recognize non-cash gains in future periods as a result of this transaction. Additionally, prior to our subsidiaries entering into receivership and administrative proceedings, Worldport Inc. from time to time made advances to these subsidiaries. Therefore Worldport Inc. is also a creditor of these subsidiaries in these proceedings. We are not able to determine at this time the priority of Worldport Inc.'s claim in such proceedings or whether or not Worldport Inc. will be able to recover any portion of these advances. If Worldport Inc. is successful in collecting any portion of these advances, we would recognize a gain and an increase of cash at that time.

               Excluding the liabilities of the U.K., German and Irish subsidiaries discussed above, there are approximately $24.5 million of liabilities reflected on the Company's June 30, 2002, balance sheet attributable to Worldport Inc. and the remaining subsidiaries not in Administration, receivership or liquidation, which include:

               0 $5.3 million of future rent payments and early termination penalties, for which Worldport Inc. is directly liable, on the Dublin data center lease expiring in 2010,

               0 $5.4 million of obligations under capital leases, which expire in 2004, and

               0 $3.9 million accrued for the potential exposure related to the litigation by Cable & Wireless described below.

               We have assumed, for purposes of calculating these liabilities, that we will not be able to mitigate these liabilities, however, Company management is currently seeking opportunities to further reduce its other liabilities related to the exited businesses. There can be no assurance that the Company will be successful in its efforts to mitigate these liabilities or that additional claims will not be asserted against Worldport Inc.

               In March 2002, Sturm Group Inc., Donald L. Sturm and Hostmark World Holdings, LLC, filed a complaint against the Company and its wholly owned subsidiary, Worldport Holding Inc. in the Circuit Court For the Nineteenth Judicial Circuit, Lake County, Illinois -Chancery Division. This claim relates to the April 2001 acquisition of the Company's Hostmark subsidiaries (the "Hostmark Subsidiaries"). The

         Hostmark Subsidiaries were acquired by Worldport Holdings from Hostmark World Holdings, LLC pursuant to a Stock Purchase Agreement. In connection with these transactions, the Company agreed to use its reasonable efforts to obtain the release of the plaintiffs from certain guarantees that the plaintiffs had entered into on behalf of the Hostmark Subsidiaries prior to the acquisition. The reasonable efforts of the Company were to include, if required, the Company providing to the landlord of the property located in Slough, U.K., a rent indemnity and keeping such rent indemnity in place until November 20, 2008. If required in order to obtain such rent indemnity, the Company agreed to deposit funds with a commercial bank (or provide such other collateral or security required by the bank). If required by the landlord, the reasonable efforts of the Company were also to include providing a one-year rent indemnity after November 2008 until the lease expires in November 2015. In this action, the plaintiffs originally sought an injunction ordering the Company to comply with the terms of these agreements. In August 2002, the Company obtained the release of the plaintiffs from the related guarantees. Therefore, the Company expects that this portion of the suit will be dismissed. However, the plaintiffs are continuing to seek damages for the defendants' alleged breach of these agreements. The Company does not expect to pay material damages in this suit.

                In June 2002, the High Court of Ireland issued a Summary Summons to the parent company, Worldport Inc., on behalf of Cable & Wireless (Ireland) Limited, who is seeking payment of 1.0 million British pounds and 2.3 million Euros, together with applicable VAT. (Excluding VAT, this represents approximately $3.9 million.) These claims relate to unpaid invoices for Internet services provided by Cable & Wireless (Ireland) Limited to the Company's subsidiary in Ireland (now in liquidation) and termination of contract charges. The Company believes that the claims, to the extent valid, are obligations of the Company's Irish subsidiary and not of Worldport Inc., but is continuing to investigate the claims. There can be no assurance that such claims will not be successful against Worldport Inc. However, the outcome of the matter is not expected to have a material adverse effect on the consolidated results of the Company in excess of amounts already recorded.

               After completing the activities related to the exiting of our Irish, Swedish, German and U.K. subsidiaries and satisfying the related liabilities, we expect to continue to have significant cash resources. We are currently operating with a minimal headquarters staff while we complete the activities related to exiting our prior businesses and determine how to use these cash resources. We will have broad discretion in determining how to use these cash resources, and we may choose to make an acquisition or to liquidate the Company.

               Since ceasing our business operations, we have sought and reviewed acquisition opportunities. However, we have not yet actively pursued any of these opportunities since we did not believe that any of them were in the best interests of our shareholders. Although we will continue to consider potential acquisition opportunities, we have not identified a specific industry on which we intend to focus and have no present plans, proposals, arrangements or understandings with respect to the acquisition of any specific business.

               We are also continuing to analyze a potential  liquidation of the
         Company and its effects on the Company's stockholders. Upon any liquidation, dissolution or winding up of the Company, the holders of our outstanding preferred stock would be entitled to receive approximately $68 million prior to any distribution to the holders of our common stock.



         NEW ACCOUNTING PRONOUNCEMENTS
         -----------------------------

               In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. Under SFAS No. 142, goodwill amortization ceases when the new standard is adopted. In the three and six months ended June 30, 2001, the Company recorded goodwill amortization of $0.8 million and $1.7 million, respectively. No goodwill amortization was recorded in 2002. SFAS No. 142 also requires an initial goodwill impairment assessment in the year of adoption and an impairment test both on an annual basis and upon the occurrence of any event or change in circumstances that would reduce the fair value of a reporting unit below its carrying value. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company adopted this standard at the beginning of its 2002 fiscal year. As the Company had no goodwill or intangibles at December 31, 2001, the adoption of this statement had no impact on the Company's consolidated financial statements.

               In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The statement provides a single accounting model for long-lived assets to be disposed of. The Company adopted SFAS No. 144 at the beginning of its 2002 fiscal year. The adoption of this statement had no impact on the Company's consolidated financial statements.

               In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date of an entity's commitment to an exit plan. The Company will adopt SFAS No. 146 for any exit or disposal activities initiated after December 31, 2002.






ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               The majority of the Company's exited businesses were in Europe, and many of the remaining assets and liabilities of those businesses are denominated in local currencies. Due to the volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on the ultimate settlement of these assets and liabilities. The Company has used derivative instruments to hedge its foreign currency exposure only on a limited basis, and had no foreign currency hedge contracts outstanding at June 30, 2002. Other foreign exchange gains and losses recorded in income were minimal for the three and six months ended June 30, 2002 and 2001, respectively.

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


               In March 2002, Sturm Group Inc., Donald L. Sturm and Hostmark World Holdings, LLC, filed a complaint against the Company and its wholly owned subsidiary, Worldport Holding Inc. in the Circuit Court For the Nineteenth Judicial Circuit, Lake County, Illinois -Chancery Division. This claim relates to the April 2001 acquisition of the Company's Hostmark subsidiaries (the "Hostmark Subsidiaries"). The Hostmark Subsidiaries were acquired by Worldport Holdings from Hostmark World Holdings, LLC pursuant to a Stock Purchase Agreement. In connection with these transactions, the Company agreed to use its reasonable efforts to obtain the release of the plaintiffs from certain guarantees that the plaintiffs had entered into on behalf of the Hostmark Subsidiaries prior to the acquisition. The reasonable efforts of the Company were to include, if required, the Company providing to the landlord of the property located in Slough, U.K., a rent indemnity and keeping such rent indemnity in place until November 20, 2008. If required in order to obtain such rent indemnity, the Company agreed to deposit funds with a commercial bank (or provide such other collateral or security required by the bank). If required by the landlord, the reasonable efforts of the Company were also to include providing a one-year rent indemnity after November 2008 until the lease expires in November 2015. In this action, the plaintiffs originally sought an injunction ordering the Company to comply with the terms of these agreements. In August 2002, the Company obtained the release of the plaintiffs from the related guarantees. Therefore, the Company expects that this portion of the suit will be dismissed. However, the plaintiffs are continuing to seek damages for the defendants' alleged breach of these agreements. The Company does not expect to pay material damages in this suit.

               One of the Company's subsidiaries, Hostmark World Limited, is the subject of court action by WSP Communications ("WSP") in the Companies Court of the Chancery Division of the High Court in the U.K. for the payment of approximately $0.5 million. In addition, WSP has alleged that a total of approximately $3 million is owed to it by Hostmark World Limited. WSP alleges that these amounts are owed for work completed on Internet solution centers in Germany, Sweden and the U.K. This action has been stayed by the appointment of an Administrator for Hostmark World.

               In June 2002, the High Court of Ireland issued a Summary Summons to the parent company, Worldport Communications, Inc. ("Worldport Inc."), on behalf of Cable & Wireless (Ireland) Limited, who is seeking payment of 1.0 million British pounds and 2.3 million Euros, together with applicable VAT. (Excluding VAT, this represents approximately $3.9 million.) These claims relate to unpaid invoices for Internet services provided by Cable & Wireless (Ireland) Limited to the Company's subsidiary in Ireland (now in liquidation) and termination of contract charges. The Company believes that the claims, to the extent valid, are obligations of the Company's Irish subsidiary and not of Worldport

         Inc., but is continuing to investigate the claims. There can be no assurance that such claims will not be successful against Worldport Inc. However, the outcome of the matter is not expected to have a material adverse effect on the consolidated results of the Company in excess of amounts already recorded.


               In the fourth quarter of 2001, the Managed Hosting center in Dublin, Ireland operated by our Irish subsidiary, Worldport Ireland Limited, was closed; substantially all of the assets of our Swedish subsidiary, Hostmark AB, were sold and that subsidiary retained certain liabilities; and our German subsidiary, Hostmark GmBh, was placed into preliminary receivership under German law by the order of the Bankruptcy Court in Darmstadt. In addition, we ceased funding of our U.K. subsidiaries, Hostmark World and Hostmark U.K., in the first quarter of 2002. On March 28, 2002, an Administrator was appointed for the U.K. subsidiaries by an order of the Companies Court, Chancery Division of High Court under the United Kingdom Insolvency Act. In April 2002, the Irish subsidiary, Worldport Ireland Limited, was given notice that a petition for winding up was filed and would be presented to the Irish High Court on behalf of Global Crossing Ireland Limited. The petition was heard by the Irish High Court on May 13, 2002 and a liquidator was appointed for this subsidiary to act on behalf of the credits. As a result of this action, the liquidator has control over this subsidiary's assets. We believe that each of these subsidiaries has potential liabilities that exceed the value of its assets. Certain creditors of these subsidiaries have made claims directly against the parent company, Worldport Communications, Inc. ("Worldport Inc."), for liabilities related to the operation of these subsidiaries and additional creditors could assert similar claims. There can be no assurance that Worldport Inc. will be successful in defending these claims and in limiting its liability for the obligations of its subsidiaries. See Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" for a more detailed discussion of the liabilities of our subsidiaries and how we have accounted for those liabilities on our consolidated financial statements.

               In addition to the aforementioned claims, the Company is involved in various lawsuits or claims arising in the normal course of business. In the opinion of management, none of these lawsuits or claims will have a material adverse effect on the consolidated financial position or results of operations of the Company.




ITEM 2.  CHANGES IN SECURITIES

                During the quarter ended June 30, 2002, one million shares of the Company's common stock were issued pursuant to the terms of the purchase agreement entered into by the Company in April 2001 in connection with the Hostmark acquisition. The issuance of these shares was exempt from the registration under Section 4 (2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

                3.2     Bylaws of the Company, as amended


         (b)  REPORTS ON FORM 8-K


               The Company filed a Current Report on Form 8-K on May 8, 2002. The Form 8-K was dated May 7, 2002, and reported information under Item 5 related to the Company's announcement that i) its subsidiary, Worldport Ireland Limited, had been given notice that a petition for winding up had been filed, ii) the Company had received a $57.6 million tax refund, and iii) the Company had recently issued one million shares of common stock pursuant to the terms of the Hostmark acquisition purchase agreement.

               The Company filed a Current Report on Form 8-K on June 7, 2002. The Form 8-K was dated June 6, 2002, and reported information under
         Item 5 and restated financial statements under Item 7 to reflect discontinued operations as a result of the events that occurred in the fourth quarter of 2001 and the first quarter of 2002, after which the Company no longer had any active business operations.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         WORLDPORT COMMUNICATIONS, INC.


         Date:    August 14, 2002                   By:  /s/ Kathleen A. Cote
                                                         -----------------------
                                                         Kathleen A. Cote
                                                         Chief Executive Officer