Form 10-Q/A
period 2002-06-30
WORLDPORT COMMUNICATIONS INC
filed 2002-08-19
CIK 857847

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


                                   FORM 10-Q/A

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

                         WORLDPORT COMMUNICATIONS, INC.


                              PURPOSE OF AMENDMENT


As originally filed on August 14, 2002, the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 disclosed on page 6, in Note 1 to the Company's Unaudited Condensed Consolidated Financial Statements, and on page 17 that the financial statements included in that Report had not been reviewed by an independent public accountant as required by Rule 10-01(d) of Regulation S-X. An appropriate review has now been completed, and therefore the applicable language on pages 6 and 17 has been removed in the Amendment No. 1. As a result of this review, the Company corrected a mathematical error in the Report relating to the subtotal for net cash flows from operating activities for the six months ended June 30, 2001 and made other changes that were not material in this Report.



                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION
------------------------------

       Item 1.      Financial Statements (unaudited)

                    Condensed Consolidated Balance Sheets as of
                    June 30, 2002 and December 31, 2001....................... 3

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

       Item 2.      Management's Discussion and Analysis of
                    Financial Condition and Results of Operations............ 16

       Item 3.      Quantitative and Qualitative Disclosures About Market
                    Risk..................................................... 22

PART II - OTHER INFORMATION
---------------------------

       Item 1.      Legal Proceedings........................................ 23

       Item 2.      Changes in Securities.................................... 24

       Item 6.      Exhibits and Reports on Form 8-K......................... 24


SIGNATURE.................................................................... 26

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                              JUNE 30,       DECEMBER 31,
                                         ASSETS                                                 2002             2001
                                                                                                ----             ----
CURRENT ASSETS:
    Cash and cash equivalents...................................................                 $ 109,578         $ 61,475
    Marketable securities.......................................................                    10,996           10,759
    Income tax receivable.......................................................                        --           51,964
    Other current assets........................................................                     1,013            3,230
                                                                                                 ---------         --------
                  Total current assets..........................................                   121,587          127,428
    PROPERTY AND EQUIPMENT, net.................................................                       773            5,666
    OTHER ASSETS................................................................                       673            1,722
                                                                                                 ---------         --------
                       TOTAL ASSETS.............................................                 $ 123,033        $ 134,816
                                                                                                 =========        =========


                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable...........................................................                  $  3,115         $  9,938
     Accrued expenses...........................................................                    14,469           21,264
     Net liabilities of non-controlled subsidiaries ............................                    10,833            1,277
     Current portion of obligations under capital leases .......................                     3,125            4,335
     Other current liabilities..................................................                     1,482            2,543
                                                                                                 ---------         --------
                    Total current liabilities...................................                    33,024           39,357
      Long-term obligations under capital leases, net of current portion........                     2,316            3,433
                                                                                                 ---------         --------
                    Total liabilities...........................................                    35,340           42,790

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Undesignated preferred stock, $0.0001 par value, 4,004,000 shares
        authorized, no shares issued and outstanding............................                        --               --
     Series A convertible preferred stock, $0.0001 par value, 750,000 shares
        authorized, no shares issued and outstanding............................                        --               --
     Series B convertible preferred stock, $0.0001 par value, 3,000,000 shares
        authorized, 956,417 and 965,642 shares issued and outstanding in 2002                           --               --
        and 2001, respectively..................................................
     Series C convertible preferred stock, $0.0001 par value, 1,450,000 shares
        authorized, 1,416,030 shares issued and outstanding.....................                        --               --
     Series D convertible preferred stock, $0.0001 par value, 650,000 shares
        authorized, 316,921 shares issued and outstanding.......................                        --               --
     Series E convertible preferred stock, $0.0001 par value, 145,000 shares
        authorized, 141,603 shares issued and outstanding.......................                        --               --
     Series G convertible preferred stock, $0.0001 par value, 1,000 shares
        authorized, 1,000 shares issued and outstanding.........................                        --               --
     Common stock, $0.0001 par value, 200,000,000 shares authorized, 39,087,252
        shares issued and outstanding...........................................                         4                4
     Warrants...................................................................                     2,611            2,611
     Additional paid-in capital.................................................                   187,213          187,213
     Accumulated other comprehensive loss.......................................                   (4,713)           (1,938)
     Accumulated deficit........................................................                   (97,422)         (95,864)
                                                                                                 ---------         --------
                    Total stockholders' equity .................................                    87,693           92,026
                                                                                                 ---------         --------
                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................                 $ 123,033        $ 134,816
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



                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)


                                                      Three Months Ended      Six Months Ended
                                                          June 30,                 June 30,
                                                          ---------                --------
                                                      2002        2001        2002       2001
                                                      ----        ----        ----        ----

REVENUES ........................................   $   --      $   --      $   --      $   --

COST OF SERVICES ................................       --          --          --          --
                                                    --------    --------    --------    --------
     Gross profit ...............................       --          --          --          --
                                                    --------    --------    --------    --------

OPERATING EXPENSES:
     Selling, general and administrative expenses        978       1,483       1,908       3,406
     Depreciation and amortization ..............         38          59          77          99
                                                    --------    --------    --------    --------
            Operating loss ......................     (1,016)     (1,542)     (1,985)     (3,505)
                                                    --------    --------    --------    --------

OTHER INCOME (EXPENSE):
     Interest income ............................        595       1,330         899       3,159
     Interest expense ...........................       --          --          (111)        (67)
    Loss on sale of assets ......................       --          (289)         (4)       (289)
     Other income (expense), net ................       --          --          --            28
                                                    --------    --------    --------    --------

LOSS BEFORE INCOME TAXES ........................       (421)       (501)     (1,201)       (674)

INCOME TAX PROVISION ............................       --          --          --           --
                                                    --------    --------    --------    --------

NET LOSS FROM CONTINUING OPERATIONS .............       (421)       (501)     (1,201)       (674)

INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS, net of tax ........................      6,962     (15,821)       (357)    (24,385)
                                                    --------    --------    --------    --------

NET INCOME (LOSS) ...............................   $  6,541    $(16,322)   $ (1,558)   $(25,059)
                                                    ========    ========    ========    ========

NET LOSS PER SHARE FROM CONTINUING OPERATIONS:
   BASIC ........................................   $  (0.01)   $  (0.01)   $  (0.03)   $  (0.02)
                                                    ========    ========    ========    ========
   DILUTED ......................................   $  (0.01)   $  (0.01)   $  (0.03)   $  (0.02)
                                                    ========    ========    ========    ========


NET INCOME (LOSS) PER SHARE:
   BASIC ........................................   $   0.17    $  (0.44)   $  (0.04)   $  (0.70)
                                                    ========    ========    ========    ========
   DILUTED ......................................   $   0.11    $  (0.44)   $  (0.04)   $  (0.70)
                                                    ========    ========    ========    ========

SHARES USED IN NET INCOME (LOSS) PER SHARE
  CALCULATION:
    BASIC .......................................     39,087      37,313      39,087      35,641
    CONVERTIBLE PREFERRED STOCK .................     22,066        --          --          --
    WARRANTS ....................................        665        --          --          --
    OPTIONS .....................................       --          --          --          --
                                                    --------    --------    --------    --------
    DILUTED .....................................     61,818      37,313      39,087      35,641
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



                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)


                                                                                    Three Months Ended         Six Months Ended
                                                                                           June 30,                 June 30,
                                                                                           --------                 --------
                                                                                    2002         2001           2002        2001
                                                                                    ----         ----           ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ............................................................   $   6,541    $ (16,322)   $  (1,558)   $ (25,059)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
          (Income) loss from discontinued operations .........................      (6,962)      15,821          357       24,385
          Depreciation and amortization ......................................          38           59           77           99
          Loss on sale of assets .............................................        --            289            4          289
          Change in other current and noncurrent assets ......................        (733)         132           93          (76)
          Change in accounts payable, accrued expenses and other liabilities .        (154)      (2,576)      (1,430)      (1,547)
                                                                                 ---------    ---------    ---------    ---------


                    Net cash flows from operating activities .................      (1,270)      (2,597)      (2,457)      (1,909)

CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures ...............................................        --             (4)        --            (24)
          Sale of assets .....................................................        --          1,311         --          1,311
                                                                                 ---------    ---------    ---------    ---------

                    Net cash flows from investing activities .................        --          1,307         --          1,287

CASH FLOWS FROM FINANCING ACTIVITIES:
           Principal payments on obligations under capital leases ............        --           --         (1,229)        (405)
                                                                                 ---------    ---------    ---------    ---------

                    Net cash flows from by financing activities ..............        --           --         (1,229)        (405)

Net cash flows from discontinued operations ..................................      55,943       (5,990)      51,789      (23,066)
                                                                                 ---------    ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........................      54,673       (7,280)      48,103      (24,093)

CASH AND CASH EQUIVALENTS, beginning of the period ...........................      54,905      115,583       61,475      132,396
                                                                                 ---------    ---------    ---------    ---------

CASH AND CASH EQUIVALENTS, end of the period .................................   $ 109,578    $ 108,303    $ 109,578    $ 108,303
                                                                                 =========    =========    =========    =========

CASH PAID DURING THE PERIOD FOR INTEREST .....................................   $      87    $     172    $     198    $     244
                                                                                 =========    =========    =========    =========

SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:

       Acquisition of hostmark through the issuance of common stock ..........   $    --      $  11,975    $    --      $  11,975
                                                                                 =========    =========    =========    =========
       Acquisition of property and equipment under capital lease .............   $    --      $   7,875    $    --      $   7,875
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

         Basis of Presentation
         ---------------------

                The accompanying condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q/A pursuant to such rules and regulations; however, management believes that the disclosures herein are adequate to make the information presented not misleading. The financial statements and notes thereto included in this Form 10-Q/A should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

         Use of Estimates
         ----------------

              The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Financial statements prepared in accordance with GAAP require the use of management estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         Earnings (Loss) per Share
         -------------------------

                The Company has applied the provisions of SFAS No. 128, "Earnings Per Share", which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings per share includes the effect of dilutive common stock equivalents. For the six months ended June 30,

         2002, and for the three and six months ended June 30, 2001, basic and diluted loss per share is the same because all dilutive securities had an antidilutive effect on loss per share. For the three months ended June 30, 2002, diluted earnings per share includes the effect, if any, of the Company's convertible preferred stock, stock options and warrants. The If Converted method was used to calculate the weighted average shares outstanding for convertible preferred stock. The Treasury Stock method was used to calculate the weighted average shares outstanding for warrants and options. There were approximately 5.5 million options outstanding as of June 30, 2002 that were excluded from the earnings per share calculation because their exercise prices exceeded market value.

         New Accounting Pronouncements
         -----------------------------

                In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. Under SFAS No. 142, goodwill amortization ceases when the new standard is adopted. In the three and six months ended June 30, 2001, the Company recorded goodwill amortization of approximately $0.8 million and $1.7 million, respectively. No goodwill amortization was recorded in 2002. SFAS No. 142 also requires an initial goodwill impairment assessment in the year of adoption and an impairment test both on an annual basis and upon the occurrence of any event or change in circumstances that would reduce the fair value of a reporting unit below its carrying value. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company adopted this standard at the beginning of its 2002 fiscal year. As the Company had no goodwill or intangibles at December 31, 2001, the adoption of this statement had no impact on the Company's consolidated financial statements. Following is a reconciliation of net income (loss) and earnings (loss) per share for the three and six months ended June 30, 2002 and 2001 assuming the adoption of SFAS 142 at the beginning of the periods presented:


                                                                Three Months Ended         Six Months Ended
                                                                     June 30,                  June 30,
                                                                     --------                  --------
                                                                 2002        2001         2002         2001
         Net loss from continuing operations, as reported       $  (421)   $    (501)    $ (1,201)     $    (674)
         Goodwill amortization from continuing operations          --           --           --           --
                                                                --------   ----------    ---------     ----------
         Net loss from continuing operations, proforma          $  (421)   $    (501)    $ (1,201)     $    (674)
                                                                ========   ==========   ==========     ========

         Net income (loss), as reported                         $ 6,541    $ (16,322)    $ (1,558)     $ (25,059)
         Goodwill amortization
                                                                    --           839        --             1,737
                                                                --------   ----------    ---------     ----------
         Net income (loss), proforma                            $ 6,541    $ (15,483)    $ (1,558)     $ (23,322)
                                                                 =======   ==========    =========     ==========

         Basic loss per share from continuing operations,
            as reported                                         $ (0.01)   $   (0.01)    $  (0.03)     $   (0.02)
         Goodwill amortization from continuing operations
                                                                   --           --           --           --
                                                                --------   ----------    ---------     ----------
         Basic loss per share from continuing operations,
            proforma                                            $ (0.01)   $   (0.01)    $  (0.03)     $   (0.02)
                                                                ========   ==========    =========     ==========

         Diluted loss per share from continuing operations,
            as reported                                         $ (0.01)   $   (0.01)    $  (0.03)     $   (0.02)
         Goodwill amortization from continuing operations           --          --           --           --
                                                                --------   ----------    ---------     ----------
         Diluted loss per share from continuing operations,
            proforma                                            $ (0.01)   $   (0.01)    $  (0.03)     $   (0.02)
                                                                ========   ==========    =========     ==========

         Basic income (loss) per share, as reported             $  0.17     $ (0.44)     $  (0.04)     $   (0.70)
         Goodwill amortization                                      --         0.02          --             0.05
                                                                --------   ----------    ---------     ----------
         Basic income (loss) per share, proforma                $  0.17     $ (0.42)     $  (0.04)     $   (0.65)
                                                                =======     ========     =========     ==========

         Diluted income (loss) per share, as reported           $  0.11     $ (0.44)     $  (0.04)     $   (0.70)
         Goodwill amortization                                      --         0.02         --              0.05
                                                                --------   ----------    ---------     ----------
         Diluted income (loss) per share, proforma              $  0.11     $ (0.42)     $  (0.04)     $   (0.65)
                                                                =======     ========     =========     ==========


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


(2)      COMPREHENSIVE INCOME (LOSS)

                Total comprehensive income (loss) for the three and six months ended June 30, 2002 and 2001 was as follows:

                                                             Three Months Ended            Six Months Ended
                                                                  June 30,                     June 30,
                                                             2002          2001          2002          2001
                                                             ----          ----          ----          ----
       Net income (loss)                                      $ 6,541      $(16,322)    $ (1,558)     $ (25,059)
       Foreign currency translation adjustments               (3,405)        (4,286)      (3,012)        (9,718)
       Unrealized gains on marketable securities
         available-for-sale                                       126             --          237             --
                                                              -------     ----------     --------     ----------
       Total comprehensive income (loss)                      $ 3,262     $ (20,608)     $(4,333)     $ (34,777)
                                                              =======     ==========     ========     ==========


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

               0 In November 2001, we announced that our Irish subsidiary, Worldport Ireland Limited, was ceasing operations at its Dublin, Ireland facility. An orderly shutdown of the Ireland operations was commenced, and was substantially completed by December 31, 2001. In April 2002, Worldport Ireland Limited was given notice that a petition for winding up was filed and would be presented to the Irish High Court by Global Crossing Ireland Limited. The petition was heard by the Irish High Court on May 13, 2002 and a liquidator was appointed for this subsidiary to act on behalf of the creditors. As a result of this action, the liquidator has control over this subsidiary's assets. The assets and liabilities of the Irish subsidiary in Liquidation have been deconsolidated in the Company's financial statements in the current quarter and are reflected in Net Liabilities of Non-controlled Subsidiaries on the Company's balance sheet as a net liability of approximately $4.2 million (see Note
                    5).

               0 In December 2001, we sold the assets and certain liabilities of our Managed Services business in Stockholm, Sweden, to OM Technology AB for approximately 10 million Swedish kronor, subject to the resolution of a final working capital adjustment. The parties agreed to a final sales price of 7.5 million Swedish kronor (approximately $0.8 million) in July 2002. OM also agreed to assume the ownership of Worldport's Stockholm Internet solutions center and the operations at that center, and all customers' contracts.

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


               The operating results of discontinued operations were as follows:


                                                      Three Months Ended         Six Months Ended
                                                           June 30,                  June 30,
                                                           --------                  --------
                                                      2002         2001         2002         2001
                                                      ----         ----         ----         ----
                Net revenue                           $     --    $  3,361    $    291    $  5,842
                Restructuring costs (see Note 4)      $ (7,717)   $     --    $  2,283    $     --
                Gain (loss) before income taxes       $  6,962    $(15,844)   $ (5,954)   $(24,529)
                Income tax benefit                    $     --    $     23    $  5,597    $    144
                Net income (loss) from discontinued
                   operations                         $  6,962    $(15,821)   $   (357)   $(24,385)


                Assets and liabilities related to the discontinued operations as of June 30, 2002 and December 31, 2001 consist of the following:


                                                                June 30,       December 31,
                                                                  2002             2001
                                                                  ----             ----
                Current assets                                   $        1         $   3,733
                Noncurrent assets                                       502             6,347
                Current liabilities                                 (28,052)          (30,313)
                Long-term liabilities                                (2,316)           (3,433)
                                                                 ----------        -----------
                Net liabilities of discontinued operations       $  (29,865)        $ (23,666)
                                                                 ==========        ==========


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

               The following table summarizes the significant components of the restructuring reserve included in Accrued Expenses at June 30, 2002 (in thousands):


                                           Balance At                                              Balance At
                                            December                     Cash        Non-cash         June
                                            31, 2001     Additions     Payments     Adjustments    30, 2002
                                            --------     ---------     --------     -----------    --------
       Facility exit costs                     $ 9,213      $ 7,936        $(249)     $ (11,265)        $5,635
       Bandwidth contract termination            4,329          418            --          (706)         4,041
       Asset impairment                             --           --            --                           --
       Severance                                   761           --         (761)            --             --
       Other costs                               1,257        1,646         (331)        (2,244)           328
                                               -------      -------        -----      ---------         ------
       Total                                   $15,560     $ 10,000     $ (1,341)     $ (14,215)      $ 10,004
                                               =======     ========     =========     ==========      ========


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

                The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included under Item 1 of this Form 10-Q/A. In addition, the Financial Statements and Notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and the Company's Current Report on Form 8-K dated June 6, 2002, should be read in conjunction with this Form 10-Q/A.


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

               0 In November 2001, we announced that our Irish subsidiary was ceasing operations at its Dublin, Ireland facility. An orderly shutdown of the Ireland operations was commenced, and was substantially completed by December 31, 2001. In April 2002, Worldport Ireland Limited was given notice that a petition for winding up was filed and would be presented to the Irish High Court by Global Crossing Ireland Limited. The petition was heard by the Irish High Court on May 13, 2002 and a liquidator was appointed for this subsidiary to act on behalf of the creditors. As a result of this action, the liquidator has control over this subsidiary's assets.

               0 In December 2001, we sold the assets and certain liabilities of our Managed Services business in Stockholm, Sweden, to OM Technology AB for approximately 10 million Swedish kronor, subject to the resolution of a final working capital adjustment. The parties agreed to a final sales price of 7.5 million Swedish kronor (approximately $0.8 million) in July 2002. OM also agreed to assume the ownership of Worldport's Stockholm Internet solution center and the operations at that center, and all customers' contracts.

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

                Additionally, the Company recorded an asset impairment charge from discontinued operations of $1.1 million in the second quarter of 2002 related to certain equipment from the discontinued businesses and a $0.3 million loss as a result of the final adjustment to the sale price for Hostmark AB. These losses were offset by approximately $0.7 million of gains recorded in the second quarter of 2002 as a result of favorably settling previously estimated accruals on items related to the discontinued businesses.

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

               The following table summarizes the significant components of the restructuring reserve included in Accrued Expenses at June 30, 2002 (in thousands):


                                           Balance At                                              Balance At
                                            December                     Cash        Non-cash         June
                                            31, 2001     Additions     Payments     Adjustments    30, 2002
                                            --------     ---------     --------     -----------    --------
       Facility exit costs                     $ 9,213      $ 7,936        $(249)     $ (11,265)        $5,635
       Bandwidth contract termination            4,329          418            --          (706)         4,041
       Asset impairment                             --           --            --                           --
       Severance                                   761           --         (761)            --             --
       Other costs                               1,257        1,646         (331)        (2,244)           328
                                               -------      -------        -----      ---------         ------
       Total                                   $15,560     $ 10,000     $ (1,341)     $ (14,215)      $ 10,004
                                               =======     ========     =========     ==========      ========


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

         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

              Operations used $1.3 million and $2.5 million during the three and six months ending June 30, 2002, respectively, as compared to $2.6 million and $1.9 million during the three and six months ended June 30, 2001, respectively. These expenditures were primarily to salaries, legal fees and other expenses related to the Company's minimal corporate operations remaining after the shut down and sale transactions described above.

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



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

               *3.2     Bylaws of the Company, as amended

               99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                         * previously filed

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



                         WORLDPORT COMMUNICATIONS, INC.


         Date:    August 19, 2002             By:   /s/ Kathleen A. Cote
                                                    ----------------------------
                                                    Kathleen A. Cote
                                                    Chief Executive Officer