Form 10-Q
period 2002-09-30
WORLDPORT COMMUNICATIONS INC
filed 2002-11-12
CIK 857847

--------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

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

                                 YES [X] NO [ ]



As of November 1, 2002, the Registrant had 39,087,252 shares of Common Stock, par value $0.0001, outstanding.



--------------------------------------------------------------------------------

                         WORLDPORT COMMUNICATIONS, INC.


                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION
------------------------------

       Item 1.      Financial Statements (unaudited)

                    Condensed Consolidated Balance Sheets as of
                    September 30, 2002 and December 31, 2001.................  3

                    Condensed Consolidated Statements of Operations
                    for the Three and Nine Months Ended September 30, 2002
                    and 2001.................................................  4

                    Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2002 and 2001.. 5

                    Notes to Condensed Consolidated Financial Statements.....  6

       Item 2.      Management's Discussion and Analysis of
                    Financial Condition and Results of Operations............ 17

       Item 3.      Quantitative and Qualitative Disclosures About
                    Market Risk.. ........................................... 25

       Item 4.      Controls and Procedures.................................. 25

PART II - OTHER INFORMATION
---------------------------

       Item 1.      Legal Proceedings........................................ 26

       Item 2.      Changes in Securities.................................... 27

       Item 6.      Exhibits and Reports on Form 8-K......................... 27


SIGNATURE.................................................................... 28

CERTIFICATIONS............................................................... 28

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                         ASSETS                                            2002          2001
                                                                                           ----          ----
CURRENT ASSETS:
    Cash and cash equivalents .......................................................   $ 108,370    $  61,475
    Marketable securities ...........................................................      10,797       10,759
    Income tax receivable ...........................................................        --         51,964
    Other current assets ............................................................         431        3,230
                                                                                        ---------    ---------
                  Total current assets ..............................................     119,598      127,428
    PROPERTY AND EQUIPMENT, net .....................................................         736        5,666
    OTHER ASSETS ....................................................................         679        1,722
                                                                                        ---------    ---------
                       TOTAL ASSETS .................................................   $ 121,013    $ 134,816
                                                                                        =========    =========


                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable ...............................................................   $   2,831    $   9,938
     Accrued expenses ...............................................................      13,777       21,264
     Net liabilities of non-controlled subsidiaries .................................       9,663        1,277
     Current portion of obligations under capital leases ............................       2,979        4,335
     Other current liabilities ......................................................       1,440        2,543
                                                                                        ---------    ---------
                    Total current liabilities .......................................      30,690       39,357
      Long-term obligations under capital leases, net of current portion ............       1,559        3,433
                                                                                        ---------    ---------
                    Total liabilities ...............................................      32,249       42,790

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Undesignated preferred stock, $0.0001 par value, 4,004,000 shares
        authorized, no shares issued and outstanding ................................        --           --
     Series A convertible preferred stock, $0.0001 par value, 750,000 shares
        authorized, no shares issued and outstanding ................................        --           --
     Series B convertible preferred stock, $0.0001 par value, 3,000,000 shares authorized, 956,417 and 965,642 shares issued and outstanding in 2002
        and 2001, respectively.......................................................        --           --
     Series C convertible preferred stock, $0.0001 par value, 1,450,000 shares
        authorized, 1,416,030 shares issued and outstanding .........................        --           --
     Series D convertible preferred stock, $0.0001 par value, 650,000 shares
        authorized, 316,921 shares issued and outstanding ...........................        --           --
     Series E convertible preferred stock, $0.0001 par value, 145,000 shares
        authorized, 141,603 shares issued and outstanding ...........................        --           --
     Series G convertible preferred stock, $0.0001 par value, 1,000 shares
        authorized, 1,000 shares issued and outstanding .............................        --           --
     Common stock, $0.0001 par value, 200,000,000 shares authorized, 39,087,252 and 38,087,252 shares issued and outstanding in 2002 and 2001,
        respectively.................................................................           4            4
     Warrants .......................................................................       2,611        2,611
     Additional paid-in capital .....................................................     187,213      187,213
     Accumulated other comprehensive loss ...........................................      (5,108)      (1,938)
     Accumulated deficit ............................................................     (95,956)     (95,864)
                                                                                        ---------    ---------
                    Total stockholders' equity ......................................      88,764       92,026
                                                                                        ---------    ---------
                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................   $ 121,013    $ 134,816
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


                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)


                                                                              Three Months Ended            Nine Months Ended
                                                                                September 30,                September 30,
                                                                                --------------               -------------
                                                                              2002          2001           2002         2001
                                                                              ----          ----           ----         ----

REVENUES ..............................................................     $   --        $   --        $   --        $   --

COST OF SERVICES ......................................................         --            --            --            --
                                                                            --------      --------      --------      --------
     Gross profit .....................................................         --            --            --            --
                                                                            --------      --------      --------      --------

OPERATING EXPENSES:
     Selling, general and administrative expenses .....................          665         1,397         2,573         4,803
     Depreciation and amortization ....................................           38            51           115           150
                                                                            --------      --------      --------      --------
           Operating loss .............................................         (703)       (1,448)       (2,688)       (4,953)
                                                                            --------      --------      --------      --------

OTHER INCOME (EXPENSE):
     Interest income ..................................................          545           973         1,444         4,132
     Interest expense .................................................         --            --            (111)          (67)
    Gain (loss) on sale of assets .....................................           20          --              16          (289)
     Other income (expense), net ......................................         --            --            --              28
                                                                            --------      --------      --------      --------

LOSS BEFORE INCOME TAXES ..............................................         (138)         (475)       (1,339)       (1,149)

INCOME TAX PROVISION ..................................................         --            --            --              --
                                                                            --------      --------      --------      --------

NET LOSS FROM CONTINUING OPERATIONS ...................................         (138)         (475)       (1,339)       (1,149)

INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS, net of tax ..............................................        1,604       (27,105)        1,247       (51,490)
                                                                            --------      --------      --------      --------

NET INCOME (LOSS) .....................................................     $  1,466      $(27,580)     $    (92)     $(52,639)
                                                                            ========      ========      ========      ========

NET LOSS PER SHARE FROM CONTINUING OPERATIONS:
   BASIC
   DILUTED ............................................................     $  (0.00)     $ (0.01)    $    (0.03)    $   (0.03)
                                                                            ========      =======     ==========     =========
                                                                            $  (0.00)     $ (0.01)    $    (0.03)    $   (0.03)
                                                                            ========      =======     ==========     =========

NET INCOME (LOSS) PER SHARE:
   BASIC ..............................................................     $   0.04      $ (0.71)    $    (0.00)    $   (1.43)
                                                                            ========      =======     ==========     =========
   DILUTED ............................................................     $   0.02      $ (0.71)    $    (0.00)    $   (1.43)
                                                                            ========      =======     ==========     =========

SHARES USED IN NET INCOME (LOSS) PER SHARE
  CALCULATION:
    BASIC .............................................................       39,087        39,062        39,087        36,794
    CONVERTIBLE PREFERRED STOCK .......................................       22,066          --            --            --
    WARRANTS ..........................................................          663          --            --            --
    OPTIONS ...........................................................         --            --            --            --
                                                                            --------       -------     ---------       -------
    DILUTED ...........................................................       61,816        39,062        39,087        36,794
                                                                            ========       =======     =========       =======

                   The  accompanying   notes  are  an  integral  part  of  these condensed consolidated financial statements.



                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)


                                                                                    Three Months Ended          Nine Months Ended
                                                                                       September 30,               September 30,
                                                                                       ------------                -------------

                                                                                    2002          2001          2002           2001
                                                                                    ----          ----          ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ............................................................  $   1,466    $ (27,580)    $     (92)    $ (52,639)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
          (Income) loss from discontinued operations .........................     (1,604)      27,105        (1,247)       51,490
          Depreciation and amortization ......................................         38           51           115           150
          Gain on sale of assets .............................................        (20)        --             (16)          289
          Change in other current and noncurrent assets ......................        579           17           672           (59)
          Change in accounts payable, accrued expenses and other liabilities .       (778)      (4,339)       (2,208)       (5,886)
                                                                                ---------    ---------     ---------     ---------

                    Net cash flows from operating activities .................       (319)      (4,746)       (2,776)       (6,655)

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of marketable securities ..................................       --        (11,000)         --         (11,000)
          Capital expenditures ...............................................       --            (27)         --             (51)
          Proceeds from sale of assets .......................................         20         --              20         1,311
                                                                                ---------    ---------     ---------     ---------

                    Net cash flows from investing activities .................         20      (11,027)           20        (9,740)

CASH FLOWS FROM FINANCING ACTIVITIES:
           Principal payments on obligations under capital leases ............       --           --          (1,229)         (405)
                                                                                ---------    ---------     ---------     ---------

                    Net cash flows from financing activities .................       --           --          (1,229)         (405)

Net cash flows from discontinued operations ..................................       (909)     (20,135)       50,880       (43,201)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........................     (1,208)     (35,908)       46,895       (60,001)

CASH AND CASH EQUIVALENTS, beginning of the period ...........................    109,578      108,303        61,475       132,396
                                                                                ---------    ---------     ---------     ---------

CASH AND CASH EQUIVALENTS, end of the period .................................  $ 108,370    $  72,395     $ 108,370     $  72,395
                                                                                =========    =========     =========     =========

CASH PAID DURING THE PERIOD FOR INTEREST .....................................  $      81    $     158     $     279     $     402
                                                                                =========    =========     =========     =========

SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:

       Acquisition of hostmark through the issuance of common stock ..........  $    --      $     --       $    --      $  11,975
                                                                                =========    =========      =========    =========
       Acquisition of property and equipment under capital lease .............  $    --      $     --       $    --      $   7,875
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

                During 2000 and 2001, we pursued a new business strategy, focused on the delivery of Internet managed hosting services to global companies doing business in the European marketplace. However, we did not achieve the revenue growth we had anticipated, which, combined with the general economic downturn and the slowdown in technology spending, prompted us to review various alternatives to our existing business plan. We made the decision to take restructuring actions and to divest certain assets during the fourth quarter of 2001 and the first quarter of 2002, as described in Note 3. As a result, we no longer have active business operations. Accordingly, results of our exited operations have been classified as discontinued, and prior periods have been restated in order to conform to the new presentation.

                After completing the activities related to exiting our subsidiaries and satisfying the related liabilities, we expect to continue to have significant cash resources. We are currently operating with a minimal headquarters staff while we complete the activities related to exiting our prior businesses and determine how to use our cash resources. We will have broad discretion in determining how and when to use these cash resources. Alternatives being considered include potential acquisitions, a recapitalization which might provide liquidity to some or all shareholders, and a full or partial liquidation.

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

               We have also actively worked to resolve and settle the Company's outstanding liabilities. For example, as described in Note 4, we settled a $7.7 million liability in August 2002 related to a lease for real property in Slough, U.K.

         Basis of Presentation
         ---------------------

                The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to such rules and regulations; however, management believes that the disclosures herein are adequate to make the information presented not misleading. The financial statements and notes thereto included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and the Company's Current Report on Form 8-K dated June 6, 2002.

                In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2002, and the results of operations and cash flows for the three and nine months ended September 30, 2002 and 2001. The results of operations for the three and nine months ended September 30, 2002, are not necessarily indicative of the operating results for the full year.

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

         Foreign Currency
         ----------------

                Prior to the transactions described in Note 3, substantially all of the Company's operations were in Europe. The assets and liabilities of non-U.S. subsidiaries are translated at month-end rates of exchange, and income statement items are translated at the average rates prevailing during the period. The resulting translation adjustment is recorded as a component of stockholders' equity. Exchange gains and losses on intercompany balances of a long-term investment nature are also recorded as a component of stockholders' equity. Other foreign exchange gains and losses are recorded in income on a current basis and have been included in Loss from Discontinued Operations. These other foreign exchange gains and losses were minimal for the three and nine months ended September 30, 2002 and 2001, respectively.

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

               At September 30, 2002 there were no foreign currency hedge contracts outstanding.

         Earnings (Loss) per Share
         -------------------------

                The Company has applied the provisions of SFAS No. 128, "Earnings Per Share", which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings per share includes the effect of dilutive common stock equivalents. For the nine months ended September 30, 2002, and for the three and nine months ended September 30, 2001, basic and diluted loss per share is the same because all dilutive securities had an antidilutive effect on loss per share. For the three months ended September 30, 2002, diluted earnings per share includes the effect, if any, of the Company's convertible preferred stock, stock options and warrants. The If Converted method was used to calculate the weighted average shares outstanding for convertible preferred stock. The Treasury Stock method was used to calculate the weighted average shares outstanding for warrants and options. There were approximately
         5.4 million options outstanding as of September 30, 2002 that were excluded from the earnings per share calculation because their exercise prices exceeded market value.

         New Accounting Pronouncements
         -----------------------------

                In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. Under SFAS No. 142, goodwill amortization ceases when the new standard is adopted. In the three and nine months ended September 30, 2001, the Company recorded goodwill amortization of approximately $0.8 million and $2.5 million, respectively. No goodwill amortization was recorded in 2002. SFAS No. 142 also requires an initial goodwill impairment assessment in the year of adoption and an impairment test both on an annual basis and upon the occurrence of any event or change in circumstances that would reduce the fair value of a reporting unit below its carrying value. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company adopted this standard at the beginning of its 2002 fiscal year. As the Company had no goodwill or intangibles at December 31, 2001, the adoption of this statement had no impact on the Company's consolidated financial statements. Following is a reconciliation of net income (loss) and earnings (loss) per share for the three and nine months ended September 30, 2002 and 2001 assuming the adoption of SFAS 142 at the beginning of the periods presented:


                                                        Three Months Ended        Nine Months Ended
                                                           September 30,            September 30,
                                                           -------------            -------------
                                                          2002        2001         2002         2001
Net loss from continuing operations, as reported     $    (138)   $     (475)   $  (1,339)   $   (1,149)
Goodwill amortization from continuing operations          --            --           --            --
                                                     ---------    ----------    ---------    ----------
Net loss from continuing operations, proforma        $    (138)   $     (475)   $  (1,339)   $   (1,149)
                                                     =========    ==========    =========    ==========

Net income (loss), as reported                       $   1,466    $  (27,580)   $     (92)   $  (52,639)
Goodwill amortization                                     --             796         --           2,533
                                                     ---------    ----------    ---------    ----------
Net income (loss), proforma                          $   1,466    $  (26,784)   $     (92)   $  (50,106)
                                                     =========    ==========    =========    ==========

Basic loss per share from continuing operations,
   as reported                                       $   (0.00)   $    (0.01)   $   (0.03)   $    (0.03)
Goodwill amortization from continuing operations          --            --           --            --
                                                     ---------    ----------    ---------    ----------
Basic loss per share from continuing operations,
   proforma                                          $   (0.00)   $    (0.01)   $   (0.03)   $    (0.03)
                                                     =========    ==========    =========    ==========

Diluted loss per share from continuing operations,
   as reported                                       $   (0.00)   $    (0.01)   $   (0.03)   $    (0.03)
Goodwill amortization from continuing operations          --            --           --            --
                                                     ---------    ----------    ---------    ----------
Diluted loss per share from continuing operations,
   proforma                                          $   (0.00)   $    (0.01)   $   (0.03)   $    (0.03)
                                                     =========    ==========    =========    ==========

Basic income (loss) per share, as reported           $    0.04    $    (0.71)   $   (0.00)   $    (1.43)
Goodwill amortization                                     --            0.02      --               0.07
                                                     ---------    ----------    ---------    ----------
Basic income (loss) per share, proforma              $    0.04    $    (0.69)   $   (0.00)   $    (1.36)
                                                     =========    ==========    =========    ==========

Diluted income (loss) per share, as reported         $    0.02    $    (0.71)   $   (0.00)   $    (1.43)
Goodwill amortization                                     --            0.02      --               0.07
                                                     ---------    ----------    ---------    ----------
Diluted income (loss) per share, proforma            $    0.02    $    (0.69)   $   (0.00)   $    (1.36)
                                                     =========    ==========    =========    ==========


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


(2)      COMPREHENSIVE INCOME (LOSS)

               Total comprehensive income (loss) for the three and nine months ended September 30, 2002 and 2001 was as follows:


                                                         Three Months Ended           Nine Months Ended
                                                            September 30,               September 30,
                                                          2002          2001          2002          2001
                                                          ----          ----          ----          ----
      Net income (loss)                                $ 1,466      $(27,580)      $   (92)     $ (52,639)
      Foreign currency translation adjustments            (196)        5,662        (3,208)        (4,056)
      Unrealized gains (losses) on marketable
         securities available-for-sale                    (199)         (134)           38           (134)
                                                        -------      --------      --------      ---------
      Total comprehensive income (loss)                $ 1,071      $(22,052)      $(3,262)     $ (56,829)
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

               Following the exploration and review of the strategic alternatives, the Company determined that it was necessary to take certain actions in the fourth quarter of 2001 and the first quarter of 2002 to dramatically reduce the rate at which its operations were using cash and to minimize the Company's exposure in markets that were experiencing significantly slower than expected market growth. Following is a summary of these fourth quarter 2001 and first quarter 2002 actions and the subsequent exit activities that have occurred in 2002 related to these actions.

          -- In November 2001, we announced that our Irish subsidiary, Worldport Ireland Limited, was ceasing operations at its Dublin, Ireland facility. An orderly shutdown of the Ireland operations was commenced, and was substantially completed by December 31, 2001. In April 2002, Worldport Ireland Limited was given notice that a petition for winding up was filed and would be presented to the Irish High Court by Global Crossing Ireland Limited. The petition was heard by the Irish High Court on May 13, 2002 and a liquidator was appointed for this subsidiary to act on behalf of the creditors. As a result of this action, the liquidator has control over this subsidiary's assets. The assets and liabilities of the Irish subsidiary that were not guaranteed or incurred directly by the parent company, Worldport Communications, Inc. ("Worldport Inc."), were deconsolidated in the second quarter of 2002 and reflected in Net Liabilities of Non-controlled Subsidiaries on the Company's balance sheet (see Note 5). At September 30, 2002, the Net Liabilities of Non-controlled Subsidiaries relating to Ireland equaled $4.2 million. Approximately $18.9 million of liabilities that were guaranteed or incurred by Worldport Inc. have not been deconsolidated and continue to be reflected as liabilities of the Company. In September 2002, the liquidator disclaimed the leases for the two facilities previously used by the Irish subsidiary. We had provided a letter of credit to the landlord of these facilities equal to approximately 0.5 million Euros to support the lease of one of the facilities, A partial draw of approximately 0.2 million Euros was made in October 2002 and paid to the landlord under the letter of credit. We expect that the full amount of the letter of credit will be drawn out. This letter of credit is reflected in Other Assets on the Company's balance sheet. We provided a guarantee with respect to the lease of the other facility and accrued $5.3 million for that obligation as part of the $18.9 million of liabilities referred to above. Under the terms of our guarantee, in the event of a disclaimer of the lease by a liquidator, the landlord may, by written notice within twelve months after such disclaimer, compel us, as guarantor, to enter into a new lease on the same terms. If the landlord does not require us to enter into a new lease, the lease requires us to pay to the landlord, upon demand, a sum equal to the rent and other amounts payable under the lease for the twelve month period following the disclaimer or for such shorter period until the landlord has granted a lease of the property to a third party. On October 29, 2002, we received a letter from legal counsel for the landlord with respect to our guarantee. This letter demands the payment within 14 days of approximately 0.9 million Euros and the confirmation of our liabilities as guarantor under the lease. We are attempting to determine the validity of the landlord's demand.

          -- In December 2001, we sold the assets and certain liabilities of our Swedish subsidiary, Hostmark AB, to OM Technology AB for approximately 10 million Swedish kronor, subject to the resolution of a final working capital adjustment. The parties agreed to a final sales price of 7.5 million Swedish kronor (approximately $0.8 million) in July 2002, which was fully collected by August 2002. OM also agreed to assume the ownership of Hostmark AB's Stockholm Internet solutions center and the operations at that center, and all customers' contracts. In September 2002, Hostmark AB was put into liquidation and a liquidator was appointed to control this subsidiary. As a result of the asset sale to OM Technology AB in December 2001, there were no assets and minimal liabilities remaining in this Swedish subsidiary. Those liabilities have been deconsolidated in the Company's financial statements in the current quarter and are reflected in Net Liabilities of Non-controlled Subsidiaries on the Company's balance sheet as a net liability of less than $0.1 million.

          -- In December 2001, we sold our Swedish Professional Services business (formerly known as VIS-able International AB) to its employees in a management buyout for $0.9 million, the majority of which is in the form of a note. Due to uncertainties related to the collectibility of this note, it has been fully reserved.

          -- In December 2001, we placed our German subsidiary, Hostmark GmbH, into receivership under German law. As a result of this action, the receiver has control over this subsidiary's assets. The assets and liabilities of Hostmark GmbH held in receivership were deconsolidated in the Company's financial statements in the fourth quarter of 2001 and were reflected in Net Liabilities of Non-controlled Subsidiaries on the Company's balance sheet as a net liability of approximately $1.4 million (see Note 5). In the third quarter of 2002, the Company was informed by its German attorneys that the receiver terminated the Frankfurt lease effective December 31, 2002 under the provisions of German law. As a result, Hostmark GmbH is no longer obligated for lease payments due after the effective date (approximately $1.6 million). The lease liability had originally been recorded by the Company as part of the $101.5 million restructuring charge taken on the discontinued businesses in the fourth quarter of 2001. Additionally, we were informed that the receiver has declared insufficiency of the estate under the provisions of German law. This declaration was made because the receiver determined that the remaining net assets of the German company were not sufficient to cover the administrative costs of the proceedings, and consequently, no distributions could be made to the third party creditors (including the Frankfurt landlord for lease payments prior to the December 31, 2002 termination date). This declaration can be revoked in the future to the extent money is collected by the receiver on behalf of Hostmark GmbH in an amount sufficient to provide a distribution to the third party creditors. Based on its understanding of the German proceedings, the Company does not believe it is obligated to fund the Frankfurt lease obligation and other creditor liabilities of the German subsidiary. Therefore, in the third quarter of 2002, the
               Company   reduced   its   Net   Liabilities   of   Non-controlled

               Subsidiaries by, and recorded non-cash income from discontinued operations of, $1.4 million relating to the net liabilities of the German subsidiary.

          -- In March 2002, we made the decision to make no further investment in our U.K. Managed Hosting operation. On March 26, 2002, our U.K. subsidiaries, Hostmark World Limited and Hostmark U.K. Limited, filed a petition for Administration under the United Kingdom Insolvency Act. An administrator was appointed for these subsidiaries to either reorganize, find new investors, sell or liquidate the U.K. businesses for the benefit of its creditors. As a result of this action, the administrator has control over these subsidiaries' assets. The assets and liabilities of the U.K. subsidiaries that were not guaranteed by Worldport Inc. were deconsolidated in the Company's financial statements in the first quarter of 2002 and reflected in Net Liabilities of Non-controlled Subsidiaries on the Company's balance sheet (see
               Note 5). At September 30, 2002, the Net Liabilities of Non-controlled Subsidiaries relating to the U.K. equaled $5.4 million. Approximately $7.7 million of liabilities relating to the Slough, U.K. data center lease that were guaranteed by Worldport Inc. were not deconsolidated on the Company's balance sheet. In August 2002, the U.K. administrator identified a new third party tenant for the Slough data center. The Company had previously agreed to guarantee the Slough data center lease of its U.K. subsidiary expiring in 2015. In connection with the August 2002 transaction, the landlord agreed to release the underlying lease guarantee and, therefore, relieve the Company from the $7.7 million lease liability upon the payment of 0.2 million British pounds (approximately $0.3 million), which payment was funded by the Company. The $7.7 million lease liability had originally been recorded by the Company as part of the $10.0 million restructuring charge taken on the U.K. business in the first quarter of 2002. Accordingly, the Company reduced its liabilities by, and recorded non-cash income from discontinued operations of, $7.7 million in the second quarter of 2002.

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

               The operating results of discontinued operations were as follows:


                                                      Three Months Ended        Nine Months Ended
                                                        September 30,             September 30,
                                                        -------------             -------------
                                                      2002         2001         2002         2001
                                                      ----         ----         ----         ----
         Net revenue                                 $   --     $   3,156     $    291     $   8,998
         Restructuring costs (see Note 4)            $ (1,611)  $    --       $    672     $    --
         Gain (loss) before income taxes             $  1,604   $ (31,745)    $ (4,350)    $ (56,274)
         Income tax benefit                          $   --     $   4,640     $  5,597     $   4,784

         Net income (loss) from discontinued
            operations                               $  1,604   $ (27,105)    $  1,247     $ (51,490)


                Assets and liabilities related to the discontinued operations as of September 30, 2002 and December 31, 2001 consist of the following:


                                                               September 30,    December 31,
                                                                   2002             2001
                                                                   ----             ----
                Current assets                                 $      3         $  3,733
                Noncurrent assets                                   503            6,347
                Current liabilities                             (26,695)         (30,313)
                Long-term liabilities                            (1,559)          (3,433)
                                                               --------         --------
                Net liabilities of discontinued operations     $(27,748)        $(23,666)
                                                               ========         ========


(4)      RESTRUCTURING ACTIVITIES

               In the fourth quarter ended December 31, 2001 and in the first quarter ended March 31, 2002, the Company recorded restructuring charges of $101.5 million and $10.0 million, respectively, relating to the actions described in Note 3. These restructuring charges primarily included severance, facility exit costs, bandwidth contract termination costs, and the write down of assets to their expected net realizable value and have been primarily included in Income (Loss) from Discontinued Operations.

               The Company compared the carrying value of the long-lived assets located primarily in Ireland, Germany and the U.K. to fair values determined substantially through independent appraisals and estimated future discounted cash flows. The excess carrying value of $84.8 million was recorded as a non-cash asset impairment charge in the fourth quarter of 2001.

               Facility exit costs of $9.3 million and $7.9 million were recorded in the fourth quarter of 2001 and the first quarter of 2002, respectively. These facility exit costs represented rent payments on the Company's U.K., Ireland and German facilities, net of certain estimated sublease recoveries. As discussed in Note 3, the obligations related to the Slough, U.K., and the Frankfurt, Germany, data center leases have been extinguished through the administration or receivership proceedings. Accordingly, the Company has recognized non-cash income of $7.7 million and $1.6 million in the second and third quarters, respectively, of 2002 related to the Slough and Frankfurt lease obligations that were originally recorded as restructuring costs.

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

               Other costs of $1.4 million and $1.6 million were recorded in the fourth quarter of 2001 and the first quarter of 2002, respectively, and include estimated legal expenses, costs to settle outstanding purchase commitments, and other shutdown related expenses.

               The following table summarizes the significant components of the restructuring reserve included in Accrued Expenses at September 30, 2002 (in thousands):


                                           Balance At                                              Balance At
                                            December                     Cash        Non-cash       September
                                            31, 2001     Additions     Payments     Adjustments    30, 2002
                                            --------     ---------     --------     -----------    --------
       Facility exit costs                     $ 9,213      $ 7,936        $(297)     $ (11,251)        $5,601
       Bandwidth contract termination            4,329          418            --          (697)         4,050
       Asset impairment                             --           --            --                           --
       Severance                                   761           --         (761)            --             --
       Other costs                               1,257        1,646         (412)        (2,244)           247
                                               -------      -------        -----      ---------         ------
       Total                                   $15,560     $ 10,000     $ (1,470)     $ (14,192)       $ 9,898
                                               =======     ========     =========     ==========       =======


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

               The Company's management is currently seeking opportunities to further reduce its liabilities related to the exited businesses and evaluating the possible sale or disposition of the remaining assets, including potentially subleasing the facilities remaining under operating lease agreements. All remaining restructuring costs are due to be paid by December 31, 2010, with $3.3 million due in 2002, $0.9 million in 2003, $0.9 million in 2004, $0.9 million in 2005, $0.8 million in 2006 and $3.1 million thereafter.

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


(5)      NET LIABILITIES OF NON-CONTROLLED SUBSIDIARIES

                As described in Note 3, we placed our German subsidiary, Hostmark GmbH, into receivership under German law in December 2001 and a receiver was appointed for this subsidiary. In March 2002, our U.K. subsidiaries, Hostmark World Limited and Hostmark U.K. Limited, filed a petition for Administration under the United Kingdom Insolvency Act and an administrator was appointed for these subsidiaries. In April 2002, our Irish subsidiary, Worldport Ireland Limited, was given notice that a petition for winding up was filed and would be presented to the Irish High Court on behalf of Global Crossing Ireland Limited. The petition was heard by the Irish High Court on May 13, 2002 and a liquidator was appointed for this subsidiary to act on behalf of the creditors. In September 2002, our Swedish subsidiary, Hostmark AB was placed into liquidation and a liquidator was appointed for this subsidiary. As a result of these actions, the Company no longer has control over these subsidiaries' assets.

                Under generally accepted accounting principles, consolidation is generally required for investments of more than 50% of the outstanding voting stock of any investee, except when control is not held by the majority owner. Under these principles, legal reorganization or other proceedings (including Administration, receivership, or liquidation) represent conditions which can preclude consolidation in instances where control rests with an administrator, receiver or liquidator rather than the majority owner. As discussed above, the U.K., Irish, German and Swedish subsidiaries filed or were placed into the local jurisdiction's applicable proceedings. As a result, the Company deconsolidated the subsidiaries' financial results and began accounting for its investment in the subsidiaries under the equity method of accounting and began recording gains and losses upon settlement.

                Prior to the filing or placement into the respective proceedings, under generally accepted accounting principles of consolidation, the Company had recognized losses in excess of its investment in these subsidiaries of $10.8 million. Since these subsidiaries' results are no longer consolidated and the Company believes that it is not probable that it will be obligated to fund losses related to these investments, any adjustments reflected in the subsidiaries' financial statements subsequent to the effective dates of these proceedings are not expected to adversely affect the Company's consolidated results.

               However,  as the  liabilities  of these  subsidiaries  exceed the value of its assets, there can be no assurance that these creditors will not make claims against the parent company, Worldport Communications, Inc. ("Worldport Inc.") for these obligations or that, through the proceedings, Worldport Inc. would not be required to satisfy any of these obligations. As a result, the Company has not reflected any adjustments relating to the deconsolidation of these subsidiaries other than by presenting the net liability for each of these subsidiaries as Net Liabilities of Non-controlled Subsidiaries and discontinuing the recording of earnings or losses from these subsidiaries after the effective dates of these proceedings. To the extent that any of these liabilities are extinguished through these proceedings without funding from the Company, the Company may recognize non-cash gains in future periods as a result of the forgiveness of such obligations. Conversely, when the proceedings are completed and liabilities are extinguished, the Company may recognize non-cash losses on the foreign currency translation losses currently included in Other Comprehensive Income.

               As discussed in Note 3, a new third party tenant was identified for the Slough, U.K., data center by the U.K. administrator in August 2002. The third party paid approximately 5.7 million British pounds to the U.K. administrator, in addition to the assumption of the lease liability, for the Slough data center operation and related assets. The
         5.7 million British pounds proceeds may be used to satisfy all or a portion of the Net Liabilities of Non-controlled Subsidiaries for the U.K. entities, and accordingly, the Company may recognize non-cash gains in future periods as a result of this transaction. Since
         Worldport Inc. had agreed to guarantee this lease, the related liability was not included in Net Liabilities of Non-controlled
         Subsidiaries, and the assumption of that liability by the tenant resulted in the recognition of a gain from discontinued operations in the second quarter of 2002.

               Also discussed in Note 3, based on its understanding of the German proceedings, the Company believed that it will not be obligated to fund the Frankfurt lease obligation and other creditor liabilities of the German subsidiary. Therefore, in the third quarter of 2002, the Company reduced its Net Liabilities of Non-controlled Subsidiaries by, and recorded non-cash income from discontinued operations of, $1.4 million relating to the net liabilities of the Germany subsidiary.

               In addition to the third party creditors of our subsidiaries, Worldport Inc. from time to time made advances to these subsidiaries prior to our subsidiaries entering into the relevant proceedings. Therefore, Worldport Inc. is also a creditor of these subsidiaries in these proceedings. We are not able to determine at this time the priority of Worldport Inc.'s claim in such proceedings or whether or not Worldport Inc. will be able to recover any portion of these advances. If Worldport Inc. is successful in collecting any portion of these advances, we would recognize a gain and an increase in cash at that time.

               The Company used estimates to calculate the Net Liabilities of Non-controlled Subsidiaries. These estimates are subject to change based on the ability of the administrator, receiver or liquidator, as applicable, to sell the remaining assets and negotiate the final liability amounts. Net Liabilities of Non-controlled Subsidiaries do not include obligations that the parent company, Worldport Inc., has guaranteed or incurred directly. Only those liabilities of these subsidiaries which Worldport Inc. believes it will not be required to pay have been included in Net Liabilities of Non-controlled Subsidiaries.

               Excluding the liabilities of the U.K., Irish and Swedish subsidiaries that are recorded in Net Liabilities of Non-controlled Subsidiaries as discussed above, there are approximately $22.5 million of liabilities reflected on the Company's September 30, 2002, balance sheet attributable to Worldport Inc. and the remaining subsidiaries not in Administration, receivership or liquidation. We have assumed, for purposes of calculating these liabilities, that we will not be able to mitigate them, however, Company management is currently seeking opportunities to further reduce these liabilities. There can be no assurance that the Company will be successful in its efforts to mitigate these liabilities or that additional claims will not be asserted against Worldport Inc.


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

               In March 2002, Sturm Group Inc., Donald L. Sturm and Hostmark World Holdings, LLC, filed a complaint against the Company and its wholly owned subsidiary, Worldport Holdings Inc. in the Circuit Court For the Nineteenth Judicial Circuit, Lake County, Illinois - Chancery Division. This claim relates to the April 2001 acquisition of the Company's Hostmark subsidiaries (the "Hostmark Subsidiaries"). The Hostmark Subsidiaries were acquired by Worldport Holdings Inc. from Hostmark World Holdings, LLC pursuant to a Stock Purchase Agreement. In connection with these transactions, the Company agreed to use its reasonable efforts to obtain the release of the plaintiffs from certain guarantees that the plaintiffs had entered into on behalf of the Hostmark Subsidiaries prior to the acquisition. The reasonable efforts of the Company were to include, if required, the Company providing to the landlord of the property located in Slough, U.K. a rent indemnity and keeping such rent indemnity in place until November 20, 2008. If required in order to obtain such rent indemnity, the Company agreed to deposit funds with a commercial bank (or provide such other collateral or security required by the bank). If required by the landlord, the reasonable efforts of the Company were also to include providing a one-year rent indemnity after November 2008 until the lease expires in November 2015. In this action, the plaintiffs originally sought an injunction ordering the Company to comply with the terms of these agreements. In August 2002, the Company obtained the release of the plaintiffs from the related guarantees. Therefore, the Company expects that this portion of the suit will be dismissed. However, the plaintiffs are continuing to seek damages for the defendants' alleged breach of these agreements. The Company does not expect to pay material damages in this suit.

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

               In the second quarter of 2000 we announced a new business strategy, focused on the delivery of Internet managed hosting services to global companies doing business in the European marketplace. Pursuant to this strategy, we invested over $40 million to construct a new Internet solutions SuperCentre in Dublin, Ireland, which became operational in October 2000. In September 2000, we purchased VIS-able, a Swedish professional services firm specializing in complex systems development and consulting, for approximately $17.7 million. In April

         2001, we acquired hostmark entities in the U.K., Sweden and Germany ("hostmark"), including the assumption of approximately $22 million in liabilities, for 5.1 million shares of common stock. The acquisition of hostmark provided Worldport with Internet solution centers ("ISC's") in London, Stockholm and Frankfurt. The hostmark companies had minimal revenues when we completed the transaction, and only one ISC was open for business.

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

               Therefore, the Company began a review of various alternatives to its existing business plan. As part of this review, the Company considered, among other alternatives, partnering with a strategic investor, taking additional actions to reduce its operating expenditures, closing one or more facilities or selling all or part of the Company's assets or operations. At the beginning of the third quarter of 2001, the Company engaged Schroder Salomon Smith Barney to assist the Company in its efforts to explore and evaluate various strategic and financial alternatives. Following the exploration and review of the strategic alternatives, we determined that it was necessary to dramatically reduce the rate at which our operations were using cash and to minimize our exposure in markets that were experiencing significantly slower than expected market growth. As a result, the Company made a decision to take further restructuring actions and to divest itself of certain assets. Accordingly, we took the following actions in the fourth quarter of 2001 and recorded a $101.5 million restructuring charge in that quarter related to these actions:

          -- In November 2001, we announced that our Irish subsidiary was ceasing operations at its Dublin, Ireland facility. An orderly shutdown of the Ireland operations was commenced, and was substantially completed by December 31, 2001.

          -- In December 2001, we sold the assets and certain liabilities of our Managed Services business in Stockholm, Sweden, to OM Technology AB for approximately 10 million Swedish kronor, subject to the resolution of a final working capital adjustment. The parties agreed to a final sales price of 7.5 million Swedish kronor (approximately $0.8 million) in July 2002, which was fully collected by August 2002. OM also agreed to assume the ownership of Worldport's Stockholm Internet solution center and the operations at that center, and all customers' contracts.

          -- In December 2001, we also sold our Swedish Professional Services business (formerly known as VIS-able International AB) to its employees in a management buyout for $0.9 million, the majority of which is in the form of a note. Due to uncertainties related to the collectibility of this note, it has been fully reserved for.

          -- In December 2001, we placed our German subsidiary, Hostmark GmbH, into receivership under German law. As a result of this action, the receiver has control over this subsidiary's assets.

          --   We also took steps to reduce  corporate  expenses  at our Buffalo
               Grove,   Illinois,   headquarters   in   connection   with  these
               transactions.

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

               Therefore, in March 2002, the Company's board of directors made the decision to make no further investment in its U.K. Managed Hosting operation. On March 26, 2002, our U.K. subsidiaries, Hostmark World Limited and Hostmark U.K. Limited, filed a petition for Administration under the United Kingdom Insolvency Act. An administrator was appointed for these subsidiaries to either reorganize, find new investors, sell or liquidate the U.K. businesses for the benefit of its creditors. As a result of this action, the administrator has control over these subsidiaries' assets. The Company recorded a $10.0 million restructuring charge in the first quarter of 2002 related to this action.

               During 2002, we have operated with a minimal  headquarters  staff while we complete the activities related to exiting our prior businesses. Following is a summary of the significant exit activities that have occurred to date in 2002.

          -- In April 2002, Worldport Ireland Limited was given notice that a petition for winding up was filed and would be presented to the Irish High Court by Global Crossing Ireland Limited. The petition was heard by the Irish High Court on May 13, 2002 and a liquidator was appointed for this subsidiary to act on behalf of the creditors. As a result of this action, the liquidator has control over this subsidiary's assets.

          -- In August 2002, the U.K. administrator identified a new third party tenant for the Slough, U.K., data center. The Company had previously agreed to guarantee the Slough data center lease of its U.K. subsidiary expiring in 2015. In connection with the August 2002 transaction, the landlord agreed to release the underlying lease guarantee and, therefore, relieve the Company from the $7.7 million lease liability upon the payment of 0.2 million British pounds (approximately $0.3 million), which payment was funded by the Company. The $7.7 million lease liability had originally been recorded by the Company as part of the $10.0 million restructuring charge taken on the U.K. business in the first quarter of 2002. Accordingly, the Company reduced its liabilities by, and recorded non-cash income from discontinued operations of, $7.7 million in the second quarter of 2002.

          -- In September 2002, the liquidator for our Irish subsidiary disclaimed the leases for the two facilities previously used by the Irish subsidiary. We had provided a letter of credit to the landlord of these facilities equal to approximately 0.5 million Euros to support the lease of one of the facilities. A partial draw of approximately 0.2 million Euros was made in October 2002 and paid to the landlord under the letter of credit. We expect that the full amount of the letter of credit will be drawn out. This letter of credit is reflected in Other Assets on the Company's balance sheet. We provided a guarantee with respect to the lease of the other facility. Under the terms of our guarantee, in the event of a disclaimer of the lease by a liquidator, the landlord may, by written notice within twelve months after such disclaimer, compel us, as guarantor, to enter into a new lease on the same terms. If the landlord does not require us to enter into a new lease, the lease requires us to pay to the landlord, upon demand, a sum equal to the rent and other amounts payable under the lease for the twelve month period following the disclaimer or for such shorter period until the landlord has granted a lease of the property to a third party. On

               October 29, 2002, we received a letter from legal counsel for the landlord with respect to our guarantee. This letter demands the payment within 14 days of approximately 0.9 million Euros and the confirmation of our liabilities as guarantor under the lease. We are attempting to determine the validity of the landlord's demand. This demand of 0.9 million Euro may not necessarily represent our entire liability under the guarantee.

          -- Also in September 2002, Hostmark AB was put into liquidation and a liquidator was appointed to control this subsidiary. As a result of the asset sale to OM Technology AB in December 2001, there were no assets and minimal liabilities remaining in this Swedish subsidiary.

          -- In the third quarter of 2002, the Company was informed by its German attorneys that the receiver terminated the Frankfurt lease effective December 31, 2002 under the provisions of German law. As a result, Hostmark GmbH is no longer obligated for lease payments due after the effective date (approximately $1.6 million). The lease liability had originally been recorded by the Company as part of the $101.5 million restructuring charge taken on the discontinued businesses in the fourth quarter of 2001. Additionally, we were informed that the receiver has declared insufficiency of the estate under the provisions of German law. This declaration was made because the receiver determined that the remaining net assets of the German company were not sufficient to cover the administrative costs of the proceedings, and consequently, no distributions would be made to the third party creditors (including the Frankfurt landlord for lease payments prior to the December 31, 2002 termination date). This declaration can be revoked in the future to the extent money is collected by the receiver on behalf of Hostmark GmbH in an amount sufficient to provide a distribution to the third party creditors. Based on its understanding of the German proceedings, the Company does not believe it is obligated to fund the Frankfurt lease obligation and other creditor liabilities of the German subsidiary. Therefore, in the third quarter of 2002, the
               Company reduced its Net Liabilities of Non-controlled Subsidiaries by, and recorded non-cash income from discontinued operations of, $1.4 million relating to the net liabilities of the German subsidiary.


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

                There were no revenues or cost of services from continuing operations for the three months and nine months ending September 30, 2002 and 2001.

                Selling, general and administrative ("SG&A") expenses were $0.7 million and $1.4 million for the three months ended September 30, 2002 and 2001, respectively and were $2.6 million and $4.8 million for the nine months ended September 30, 2002 and 2001, respectively. SG&A expenses primarily consisted of corporate salaries and benefits, professional service fees, corporate governance expenses and facility costs. The decrease from the prior year expenses is primarily attributable to the steps taken at the end of 2001 to reduce corporate expenses at our Buffalo Grove, Illinois, headquarters in connection with the transactions described above.

                Depreciation and amortization expense represented depreciation on the corporate office and related computer hardware and software. Depreciation and amortization expense was less than $0.1 million for the three months ended September 30, 2002 and 2001 and was $0.1 million and $0.2 million for the nine months ended September 30, 2002 and 2001, respectively.

                Interest income, which was earned on the Company's cash and cash equivalents, was $0.5 million and $1.0 million for the three months ended September 30, 2002 and 2001, respectively, and was $1.4 million and $4.1 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease in interest income in the current year is primarily a result of a lower average yield on invested cash due to a decline in market interest rates and the Company's move to lower yielding instruments in 2002, including money market funds and government securities. The Company's interest expense of $0.1 million in the current and prior year primarily related to equipment financed under capital leases. The Company incurred a $0.3 million loss in the second quarter of 2001 on the sale of a Virginia residence originally purchased in October 2000 in connection with an employment arrangement with a former chief executive officer of the Company.

                Net loss from continuing operations was $0.1 million and $0.5 million for the three months ended September 30, 2002 and 2001, respectively and was $1.3 million and $1.4 million for the nine months ended September 30, 2002 and 2001, respectively.

                The Company had income from discontinued operations of $1.6 million in the third quarter of 2002. As discussed above, $1.4 million of non-cash income was recorded in the third quarter of 2002 relating to the Company's understanding that it is not obligated to fund the Frankfurt lease obligation and other creditor liabilities of the German subsidiary. The remaining $0.2 million was primarily a result of favorably settling previously estimated accruals on items related to the discontinued businesses.

                The Company had income from discontinued operations of $1.2 million for the nine months ended September 30, 2002 that was comprised of the following:

          -- $1.6 million income from discontinued operations in the current quarter as detailed above.
          -- $7.7 million gain recorded in the second quarter of 2002 as a result of the Company's release from its underlying lease guarantee on the Slough, U.K. data center lease (as described above).
          -- $1.1 million asset impairment charge recorded in the second quarter of 2002 related to certain equipment from the discontinued businesses.
          -- $0.3 million loss recorded in the second quarter of 2002 as a result of the final adjustment to the sale price for Hostmark AB.
          -- $0.7 million gain recorded in the second quarter of 2002 as a result of favorably settling previously estimated accruals on items related to the discontinued businesses.
          -- $10.0 million restructuring charge recorded in the first quarter of 2002 on the U.K. business.
          --   $3.0 million of operating losses incurred in the first quarter of
               2002 from the U.K. business prior to it being discontinued.
          --   $5.6 million tax benefit recorded in the first quarter of 2002 as the result of a new U.S. federal tax law that was enacted in March 2002, which allowed the Company to carryback a $5.6 million AMT tax credit from 2001 against taxable income in 2000.

              Losses from discontinued operations for the three months and nine months ended September 30, 2001 were $27.1 million and $51.5 million, respectively, and primarily represent operating losses on the U.K., Ireland, German and Sweden entities.

               The following table summarizes the significant components of the restructuring reserve included in Accrued Expenses at September 30, 2002 (in thousands):


                                           Balance At                                              Balance At
                                            December                     Cash        Non-cash       September
                                            31, 2001     Additions     Payments     Adjustments    30, 2002
                                            --------     ---------     --------     -----------    --------
       Facility exit costs                     $ 9,213      $ 7,936        $(297)     $ (11,251)      $5,601
       Bandwidth contract termination            4,329          418            --          (697)       4,050
       Asset impairment                             --           --            --             --          --
       Severance                                   761           --         (761)            --           --
       Other costs                               1,257        1,646         (412)        (2,244)         247
                                               -------      -------        -----      ---------       ------
       Total                                   $15,560     $ 10,000     $ (1,470)     $ (14,192)     $ 9,898
                                               =======     ========     =========     ==========     =======

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

                As a result, the Company had net income of $1.5 million in the third quarter of 2002, as compared to net loss of $27.6 million for the third quarter of 2001. The Company had a net loss of $0.1 million for the nine months ended September 30, 2002, as compared to a net loss of $52.6 million for the same period in 2001.


         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

              Operations used $0.3 million and $2.8 million during the three and nine months ending September 30, 2002, respectively, as compared to $4.7 million and $6.7 million during the three and nine months ended September 30, 2001, respectively. These expenditures were primarily for salaries, legal fees and other expenses related to the Company's minimal corporate operations remaining after the shut down and sale transactions described above.

                The Company had no cash flows from investing activities during the three and nine months ended September 30, 2002. The Company used $11.0 million in the third quarter of 2001 for the purchase of marketable securities and generated approximately $1.3 million in cash in the second quarter of 2001 from the sale of a Virginia residence originally purchased in October 2000 in connection with an employment arrangement with a former chief executive officer of the Company.

              Financing activities used $1.2 million and $0.4 million during the nine months ended September 30, 2002 and 2001, respectively, for principal payments on capital leases.

              Discontinued operations used $0.9 million during the third quarter ended September 30, 2002, primarily for payments on capital leases from the discontinued businesses. Discontinued operations provided $50.9 million for the nine months ended September 30, 2002, and were primarily attributable to the receipt of our $57.6 million income tax refund in April 2002. Discontinued operations used $20.1 million and $43.2 million during the three and nine months ended September 30, 2001 relating to the discontinued U.K., Ireland, German and Sweden entities.


               We had approximately $108.4 million in cash and cash equivalents and $10.6 million in marketable securities as of November 1, 2002. Our cash equivalents currently consist of highly rated money market funds and government securities.

               Our cash balance includes the $57.6 million income tax refund received in April 2002. Receipt of this refund does not indicate that the Internal Revenue Service agrees with the positions taken by the Company in its tax returns. The refund is still subject to review by the Internal Revenue Service of the Company's 2001 tax return. It would not be unusual for the Internal Revenue Service to audit a return resulting in a refund of this magnitude. The Internal Revenue Service could require the Company to return all or a portion of this refund. The statute of limitations for the notification of an audit is generally three years from the filing of the applicable tax return, although this period can be extended by agreement.

               Our September 30, 2002 consolidated balance sheet reflected total liabilities of approximately $32.2 million. Included in this amount are $9.7 million of Net Liabilities of Non-Controlled Subsidiaries for the U.K., Irish and Swedish operations (see Note 5). We believe the parent company, Worldport Communications, Inc. ("Worldport Inc."), will not be required to pay these liabilities. However, there can be no assurance that these creditors will not make claims against Worldport Inc. for these obligations. The Company used estimates to calculate these net liabilities. These estimates are subject to change based on the ability of the administrator, receiver or liquidator, as applicable, to sell the remaining assets and negotiate the final liability amounts.

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

               Excluding the Net Liabilities of Non-Controlled Subsidiaries for the U.K., Irish and Swedish operations discussed above, there are approximately $22.5 million of liabilities reflected on the Company's September 30, 2002, balance sheet attributable to Worldport Inc. and the remaining subsidiaries not in Administration, receivership or liquidation. Approximately $2.2 million of that amount represents normal operating accruals and reserves related to the continuing operations. The remaining $20.3 million consist of the following obligations related to the exited businesses:

          -- $5.3 million of future rent payments and early termination penalties on the Dublin data center lease expiring in 2010 for which Worldport Inc. had provided a guarantee,

          -- $4.5 million of obligations under capital leases, which expire in 2004,

          -- $4.3 million accrued for the potential exposure (including VAT) related to the litigation by Cable & Wireless described below,

          -- $3.7 million of obligations related to bandwidth contracts entered into in Ireland,

          --   $1.4    million   of    obligations    relating    to   the   old
               telecommunications business, and

          -- $1.1 million of other Worldport Inc. obligations related to the Irish operations.

               We have assumed, for purposes of calculating these liabilities, that we will not be able to mitigate them. However, Company management is currently seeking opportunities to further reduce these liabilities. There can be no assurance that the Company will be successful in its efforts to mitigate these liabilities or that additional claims will not be asserted against Worldport Inc.

               In March 2002, Sturm Group Inc., Donald L. Sturm and Hostmark World Holdings, LLC, filed a complaint against the Company and its wholly owned subsidiary, Worldport Holdings Inc. in the Circuit Court For the Nineteenth Judicial Circuit, Lake County, Illinois -Chancery Division. This claim relates to the April 2001 acquisition of the Company's Hostmark subsidiaries (the "Hostmark Subsidiaries"). The Hostmark Subsidiaries were acquired by Worldport Holdings Inc. from Hostmark World Holdings, LLC pursuant to a Stock Purchase Agreement. In connection with these transactions, the Company agreed to use its reasonable efforts to obtain the release of the plaintiffs from certain guarantees that the plaintiffs had entered into on behalf of the Hostmark Subsidiaries prior to the acquisition. The reasonable efforts of the Company were to include, if required, the Company providing to the landlord of the property located in Slough, U.K., a rent indemnity and keeping such rent indemnity in place until November 20, 2008. If required in order to obtain such rent indemnity, the Company agreed to deposit funds with a commercial bank (or provide such other collateral or security required by the bank). If required by the landlord, the reasonable efforts of the Company were also to include providing a one-year rent indemnity after November 2008 until the lease expires in November 2015. In this action, the plaintiffs originally sought an injunction ordering the Company to comply with the terms of these agreements. In August 2002, the Company obtained the release of the plaintiffs from the related guarantees. Therefore, the Company expects that this portion of the suit will be dismissed. However, the plaintiffs are continuing to seek damages for the defendants' alleged breach of these agreements. The Company does not expect to pay material damages in this suit.

               In June 2002, the High Court of Ireland issued a Summary Summons to the parent company, Worldport Inc., on behalf of Cable & Wireless (Ireland) Limited, who is seeking payment of 1.0 million British pounds and 2.3 million Euros, together with applicable VAT (representing approximately $3.9 million excluding VAT). These claims relate to unpaid invoices for Internet services provided by Cable & Wireless (Ireland) Limited to the Company's subsidiary in Ireland (now in liquidation) and termination of contract charges. The Company believes that the claims, to the extent valid, are obligations of the Company's Irish subsidiary and not of Worldport Inc., but is continuing to investigate the claims. There can be no assurance that such claims will not be successful against Worldport Inc. However, the outcome of the matter is not expected to have a material adverse effect on the consolidated results of the Company in excess of amounts already recorded.

               After completing the activities related to the exiting of our Irish, Swedish, German and U.K. subsidiaries and satisfying the related liabilities, we expect to continue to have significant cash resources. We are currently operating with a minimal headquarters staff while we complete the activities related to exiting our prior businesses and determine how to use these cash resources. We will have broad discretion in determining how and when to use these cash resources. Alternatives being considered include potential acquisitions, a recapitalization which might provide liquidity to some or all shareholders, and a full or partial liquidation.

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


         NEW ACCOUNTING PRONOUNCEMENTS
         -----------------------------

               In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. Under SFAS No. 142, goodwill amortization ceases when the new standard is adopted. In the three and nine months ended September 30, 2001, the Company recorded goodwill amortization of $0.8 million and $2.5 million, respectively. No goodwill amortization was recorded in 2002. SFAS No. 142 also requires an initial goodwill impairment assessment in the year of adoption and an impairment test both on an annual basis and upon the occurrence of any event or change in circumstances that would reduce the fair value of a reporting unit below its carrying value. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company adopted this standard at the beginning of its 2002 fiscal year. As the Company had no goodwill or intangibles at December 31, 2001, the adoption of this statement had no impact on the Company's consolidated financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               The majority of the Company's exited businesses were in Europe, and many of the remaining assets and liabilities of those businesses are denominated in local currencies. Due to the volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on the ultimate settlement of these assets and liabilities. The Company has used derivative instruments to hedge its foreign currency exposure only on a limited basis, and had no foreign currency hedge contracts outstanding at September 30, 2002. Other foreign exchange gains and losses recorded in income were minimal for the three and nine months ended September 30, 2002 and 2001, respectively.



ITEM 4.  CONTROLS AND PROCEDURES

               Kathleen A. Cote, our Chief Executive Officer and acting Chief Financial Officer, has evaluated our disclosure controls and procedures within 90 days of the filing date of this report. Based on her evaluation, she has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

               There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

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


               In March 2002, Sturm Group Inc., Donald L. Sturm and Hostmark World Holdings, LLC, filed a complaint against the Company and its wholly owned subsidiary, Worldport Holdings Inc. in the Circuit Court For the Nineteenth Judicial Circuit, Lake County, Illinois -Chancery Division. This claim relates to the April 2001 acquisition of the Company's Hostmark subsidiaries (the "Hostmark Subsidiaries"). The Hostmark Subsidiaries were acquired by Worldport Holdings Inc. from Hostmark World Holdings, LLC pursuant to a Stock Purchase Agreement. In connection with these transactions, the Company agreed to use its reasonable efforts to obtain the release of the plaintiffs from certain guarantees that the plaintiffs had entered into on behalf of the Hostmark Subsidiaries prior to the acquisition. The reasonable efforts of the Company were to include, if required, the Company providing to the landlord of the property located in Slough, U.K., a rent indemnity and keeping such rent indemnity in place until November 20, 2008. If required in order to obtain such rent indemnity, the Company agreed to deposit funds with a commercial bank (or provide such other collateral or security required by the bank). If required by the landlord, the reasonable efforts of the Company were also to include providing a one-year rent indemnity after November 2008 until the lease expires in November 2015. In this action, the plaintiffs originally sought an injunction ordering the Company to comply with the terms of these agreements. In August 2002, the Company obtained the release of the plaintiffs from the related guarantees. Therefore, the Company expects that this portion of the suit will be dismissed. However, the plaintiffs are continuing to seek damages for the defendants' alleged breach of these agreements. The Company does not expect to pay material damages in this suit.

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

                None.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS

               99.1 Certification  Pursuant to 18 U.S.C. Section 1350 as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



         (B)  REPORTS ON FORM 8-K

               The Company filed a Current Report on Form 8-K on August 16, 2002. The Form 8-K was dated August 16, 2002, and reported information under Item 4 related to the Company's change in certifying accountants from Arthur Andersen LLP to Deloitte & Touche LLP.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         WORLDPORT COMMUNICATIONS, INC.


         Date:    November 11, 2002                  By:   /s/ Kathleen A. Cote
                                                         -----------------------
                                                         Kathleen A. Cote
                                                         Chief Executive Officer




                                 CERTIFICATIONS

         I, Katheen A. Cote, certify that:

                  1. I have reviewed this quarterly report on Form 10-Q of Worldport Communications, Inc.;

                  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

                  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

                  4.  I  am  responsible   for   establishing   and  maintaining
         disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

                           a) designed such  disclosure  controls and procedures
                  to  ensure   that   material   information   relating  to  the
                  registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

                           b) evaluated the  effectiveness  of the  registrant's
                  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                           c) presented in this quarterly report our conclusions
                  about  the  effectiveness  of  the  disclosure   controls  and
                  procedures based on our evaluation as of the Evaluation Date;

                  5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                           a) all  significant  deficiencies  in the  design  or
                  operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                           b) any fraud, whether or not material,  that involves
                  management or other employees who have a significant role in the registrant's internal controls; and

                  6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

           /s/ Kathleen A. Cote
         ---------------------------------------
         Kathleen A. Cote
         Chief Executive Officer and acting Chief Financial Officer


         November 11, 2002