Form 10-K
period 2002-12-31
WORLDPORT COMMUNICATIONS INC
filed 2003-03-31
CIK 857847

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

     Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

     As of March 25, 2003, 39,087,252 shares of Registrant's common stock were outstanding.

     The aggregate market value of the Registrant's common stock held by non-affiliates on June 30, 2002 was approximately $14.0 million (based on a closing sale price of $0.39 per share of common stock).

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

                         WORLDPORT COMMUNICATIONS, INC.

                         2002 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS



                                                                            PAGE
                                                                            ----
                                     PART I
  Item 1       Business                                                        4
  Item 2       Properties                                                     12
  Item 3       Legal Proceedings                                              13
  Item 4       Submission of Matters to a Vote of Security Holders            14
  Item 4A      Executive Officers of the Registrant                           14

                                     PART II
  Item 5       Market for Registrant's Common Equity and Related              16
                   Stockholder Matters
  Item 6       Selected Financial Data                                        17
  Item 7       Management's Discussion and Analysis of Financial              18
                   Condition and Results of Operations
  Item 7A      Quantitative and Qualitative Disclosures about Market Risk     31
  Item 8       Financial Statements and Supplementary Data                    32
  Item 9       Changes in and Disagreements with Accountants on               62
                   Accounting and Financial Disclosure

                                    PART III
  Item 10      Directors and Executive Officers of the Registrant             63
  Item 11      Executive Compensation                                         64
  Item 12      Security Ownership of Certain Beneficial Owners and            66
                   Management
  Item 13      Certain Relationships and Related Transactions                 69
  Item 14      Controls and Procedures                                        69

                                     PART IV
  Item 15      Exhibits, Financial Statement Schedules and Reports on         70
                   Form 8-K

               Signatures                                                     71

                                     PART I


     This report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected resolution of the Company's contingent liabilities, (ii) prospective business opportunities and (iii) the Company's potential strategies for redirecting and financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends" or "expects". These forward-looking statements relate to the plans, objectives and expectations of the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.


ITEM 1.   BUSINESS

COMPANY BACKGROUND

      From 1997 to 1999, Worldport Communications, Inc. (the "Company" or "Worldport") was a facilities-based global telecommunications carrier offering voice, data and other telecommunications services to carriers, Internet service providers, medium and large corporations and distributors and resellers operating in Europe and the United States. To finance certain acquisitions, the Company borrowed $120 million in June 1998 under an interim loan facility ("Interim Loan Facility"). In order to meet its obligations under its Interim Loan Facility, the Company sold substantially all of its material assets during the first quarter of 2000 (as described below).

      In November 1999, the Company entered into a series of agreements with Energis Plc to sell its 85% ownership interest in Worldport Communications Europe Holdings, B.V., the parent of EnerTel N.V., and associated assets ("EnerTel"). The sale was consummated on January 14, 2000 for $453.2 million, net of certain transaction expenses. The Company applied a portion of the net proceeds realized from the sale to repay existing debt, including debt incurred under the Interim Loan Facility, trade credit and other liabilities, and paid U.S. federal income taxes of approximately $57 million on the gain. Additionally, the Company completed the sale of International Interconnect, Inc. ("IIC") in March 2000 for $0.3 million.

      In the second quarter of 2000, the Company announced a new business strategy, focused on the delivery of Internet solutions to global companies doing business in the European marketplace. Pursuant to this strategy, the Company invested over $40 million to construct a new Internet solutions SuperCentre in Dublin, Ireland, which became operational in October 2000. In September 2000, the Company purchased VIS-able International AB and its affiliates ("VIS-able"), a Swedish professional services firm specializing in complex systems development and consulting, for approximately $17.7 million. Finally, in April 2001, the Company acquired hostmark entities in the U.K., Sweden and Germany ("hostmark"), including the assumption of approximately $22 million in liabilities, for 5.1 million shares of the Company's common stock. The acquisition of hostmark provided Worldport with Internet solution centers ("ISC's") in London, Stockholm and Frankfurt. The hostmark companies had minimal revenues when the transaction was completed, and only one ISC was open for business.

      Following the acquisition of hostmark, the Company initiated an aggressive integration program to rapidly identify and eliminate operational and system redundancies in the two companies and to further streamline the combined business. Additionally, the Company shut down the unprofitable U.S. and U.K. professional services operations and took steps toward further cost alignment in its Swedish professional services operation.

      After the completion of the hostmark acquisition, the Company did not achieve the revenue growth in its managed hosting business that it had anticipated. The Company also experienced a decline in revenue in its Swedish professional services business. The general economic downturn, the slowdown in technology spending and the lengthening in the sales cycle for managed hosting services all contributed to these revenue shortfalls. In addition, the Company's Swedish professional services business was negatively affected by excess capacity in the Swedish consulting market, major pricing pressures, and slower customer decisions related to new IT projects for those services. The Company believed that these conditions, as well as the increasing level of competition and consolidation in the Web hosting and Internet infrastructure markets, would continue to have an adverse effect on Worldport's ability to achieve near term revenue targets and, if they continued, could erode the financial resources of the Company more rapidly than planned.

      Therefore, the Company began a review of various alternatives to its existing business plan. As part of this review, the Company considered, among other alternatives, partnering with a strategic investor, taking additional actions to reduce operating expenditures, closing one or more facilities, or selling all or part of the Company's assets or operations.

      Following the exploration and review of the strategic alternatives, the Company determined that it was necessary to dramatically reduce the rate at which its operations were using cash and to minimize its exposure in markets that were experiencing significantly slower than expected market growth. As a result, the Company made a decision to take further restructuring actions and to divest itself of certain assets. Accordingly, the following actions were taken in the fourth quarter of 2001:

      0 In November 2001, the Company announced that its Irish subsidiary was ceasing operations at its Dublin, Ireland facility. An orderly shutdown of the Ireland operations was commenced, and was substantially completed by December 31, 2001.

      0 In December 2001, the Company sold the assets and certain liabilities of its managed services business in Stockholm to OM Technology AB for 10 million Swedish kronor, subject to the resolution of a final working capital adjustment. The parties agreed to a final sales price of 7.5 million Swedish kronor (approximately $0.8 million) in July 2002. OM also agreed to assume the ownership of Worldport's Stockholm Internet solutions center and the operations at that center, and all customers' contracts.

      0 In December 2001, the Company also sold its Swedish professional services business to its employees in a management buyout for $0.9 million, the majority of which is in the form of a note. Due to uncertainties related to the collectibility of this note, it has been fully reserved.

      0 In December 2001, the Company placed its German subsidiary, Hostmark GmbH, into receivership under German law.

      0 The Company also took steps to reduce corporate expenses at its Buffalo Grove, Illinois, headquarters in connection with these transactions.

      In connection with these activities, the Company recorded a restructuring charge of $101.5 million in the fourth quarter of 2001, which included an $84.8 million asset impairment charge to write down the managed hosting long-lived assets to their expected net realizable value. This restructuring charge is described in more detail in the "Notes to Consolidated Financial Statements" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

      In addition, the Company completed the sale of its remaining carrier business, Telenational Communications, Inc. ("TNC") in October 2001 for $0.4 million.

      Following the completion of these activities, the Company had completely disposed of its professional services segment and shut down or disposed of its managed hosting centers in Ireland, Sweden and Germany. The Company continued to operate its managed hosting center in the U.K., where it was believed that the greatest opportunities for the European managed hosting market existed. However, during the first quarter of 2002, the U.K. managed hosting market continued to develop at a much slower rate than anticipated. In addition, increasing industry consolidations and the closure or bankruptcy of competitors in the industry led the Company to believe that market conditions would not improve in the near future, bringing increased risk to the financial requirements for this business.

      In March 2002, the Company's Board of Directors made the decision to make no further investment in its U.K. managed hosting operation. The Company recorded a $10.0 million restructuring charge in the first quarter of 2002 related to this action. This restructuring charge is described in more detail in the "Notes to Consolidated Financial Statements" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations". On March 26, 2002, the Company's U.K. subsidiaries, Hostmark World Limited and Hostmark U.K. Limited, filed a petition for Administration under the United Kingdom Insolvency Act. An administrator was appointed for these subsidiaries to either reorganize, find new investors, sell or liquidate the U.K. businesses for the benefit of their creditors. As a result of this action, the administrator has control over these subsidiaries' assets.

      As a result of the transactions described above, the Company no longer had active business operations as of March 31, 2002.

      In April 2002, the Company received a $57.6 million income tax refund from the Internal Revenue Service for the tax year ended December 31, 2001. The Company generated a taxable loss of $167.2 million in 2001, primarily as a result of the closure of its SuperCentre in Dublin, Ireland in the fourth quarter of 2001. Under U.S. Federal tax law, the Company was able to carry back that loss to offset taxable income from the sale of its EnerTel subsidiary in 2000, with respect to which the Company paid U.S. federal income taxes of approximately $57 million for the tax year ended December 31, 2000. Accordingly, the Company applied for a refund of past taxes paid in connection with the filing of its 2001 Federal income tax return. The Company recorded a tax receivable of approximately $52.0 million at December 31, 2001 and an additional tax receivable of $5.6 million in the first quarter of 2002 for a $5.6 million AMT tax credit carryforward which, under a new U.S. federal tax law that was enacted in March 2002, allowed the Company to carry back the $5.6 million AMT tax credit against taxable income in 2000 for an additional refund. Receipt of this $57.6 million refund does not indicate that the Internal Revenue Service agrees with the positions taken by the Company in its tax returns. The refund is still subject to review by the Internal Revenue Service of the Company's 2001 tax return. It would not be unusual for the Internal Revenue Service to audit a return resulting in a refund of this magnitude. The Internal Revenue Service could require the Company to return all or a portion of this refund. The statute of limitations for the notification of an audit is generally three years from the filing of the applicable tax return, although this period can be extended by agreement.


      Throughout 2002, the Company operated with a minimal headquarters staff while it conducted activities related to exiting its prior businesses. Following is a summary of the significant exit activities that occurred in 2002:

      0 In April 2002, Worldport Ireland Limited was given notice that a petition for winding up was filed and would be presented to the Irish High Court by Global Crossing Ireland Limited. The petition was heard by the Irish High Court on May 13, 2002 and a liquidator was appointed for this subsidiary to act on behalf of the creditors. As a result of this action, the liquidator has control over this subsidiary's assets.

      0 In August 2002, the U.K. administrator identified a new third party tenant for the Slough, U.K., data center. The Company had previously agreed to guarantee, on behalf of its U.K. subsidiary, the Slough data center lease expiring in 2015. In connection with the August 2002 transaction, the landlord agreed to release the underlying lease guarantee and, therefore, relieve the Company from the $7.7 million lease liability upon the payment of 0.2 million British pounds (approximately $0.3 million), which payment was funded by the Company.

      0 In September 2002, the liquidator for the Company's Irish subsidiary disclaimed the leases for the two facilities previously used by the Irish subsidiary. The Company had provided a letter of credit to the landlord of these facilities equal to approximately 0.5 million Euros to support the lease of one of the facilities. Partial draws of approximately 0.2 million Euros and 0.3 million Euros were made in October 2002 and December 2002, respectively, and paid to the landlord under the letter of credit. The Company expects that the remaining amount of the letter of credit (less than 0.1 million Euros) will be drawn out. The Company provided a guarantee with respect to the lease of the other facility. In October 2002, the Company received a letter from legal counsel for the landlord with respect to its guarantee. This letter demanded the payment within 14 days of approximately 0.9 million Euros and the confirmation of the

          Company's liabilities as guarantor under the lease. In January 2003, the Company's legal counsel received a letter from legal counsel for the landlord in which the landlord demanded that the Company assume the position of tenant under the lease. Should the Company be forced to assume the position of tenant under the lease, the Company could be obligated for the full amount of rent through 2010 plus certain taxes and maintenance expenses. In February 2003, the landlord filed a Notice of Motion in the High Court of Ireland against the Company in which the landlord demanded payment of approximately 1.2 million Euros, which included additional rent that they claim had accrued since their prior demand. A hearing is scheduled for April 8, 2003. The Company is contesting the validity of the landlord's demands. There can be no assurance that such claims will not be successful against the Company. However, the outcome of the matter is not expected to have a material adverse effect on the consolidated results of the Company in excess of amounts already recorded. (See "Liquidity" in "Management's Discussion and Analysis of Financial Condition and Results of Operations".)

      0 Also in September 2002, Hostmark AB was put into liquidation and a liquidator was appointed to control this subsidiary. As a result of the asset sale to OM Technology AB in December 2001, there were no assets and minimal liabilities remaining in this Swedish subsidiary.

      0 In the third quarter of 2002, the Company was informed by its German attorneys that the receiver terminated the Frankfurt lease effective December 31, 2002 under the provisions of German law. The Frankfurt data center lease was a major outstanding liability of the Company's German subsidiary, Hostmark GmbH. As a result, Hostmark GmbH is no longer obligated for lease payments due after the effective date (approximately $1.6 million). The lease liability had originally been recorded by the Company as part of the $101.5 million restructuring charge taken on the discontinued businesses in the fourth quarter of 2001. Additionally, the Company was informed that the receiver has declared insufficiency of the estate under the provisions of German law. This declaration was made because the receiver determined that the remaining net assets of the German company were not sufficient to cover the administrative costs of the proceedings, and consequently, no distributions would be made to the third party creditors (including the Frankfurt landlord for lease payments prior to the December 31, 2002 termination date). This declaration can be revoked in the future to the extent money is collected by the receiver on behalf of Hostmark GmbH in an amount sufficient to provide a distribution to the third party creditors. Based on its understanding of the German proceedings, the Company does not believe it is obligated to fund the Frankfurt lease obligation or other creditor liabilities of the German subsidiary.


      Since ceasing its business operations, the Company has considered various alternatives in determining how and when to use its cash resources. The Company has sought and reviewed acquisition opportunities. However, the Company did not pursue any of these opportunities since the Company did not believe that any of them were in the best interests of its stockholders. The Company has also analyzed a potential liquidation of the Company and its effects on the Company's stockholders.


         On December 23, 2002, W.C.I. Acquisition Corp., a Delaware corporation ("W.C.I."), commenced a tender offer for any and all of the Company's outstanding common stock at a price of $0.50 per share (the "W.C.I. Offer"). W.C.I. was formed by The Heico Companies, L.L.C. ("Heico"), J O Hambro Capital Management Limited ("Hambro") and certain of their affiliates to complete the W.C.I. Offer. As described further under "Risk Factors - The Heico Companies, LLC and J O Hambro Capital Management Limited, combined, have significant voting control over the Company", certain of the Company's directors are affiliated with and/or control Heico. Heico, Hambro, and certain of their affiliates own or have the right to acquire 17,889,147 shares of the Company's common stock, which represents approximately 45% of the Company's outstanding common stock. The W.C.I. Offer was conditioned on, among other things, the valid tender of a majority of the outstanding shares, excluding the shares owned by W.C.I. or its stockholders. W.C.I.'s tender offer expired on February 14, 2003 without the purchase of any shares, as certain conditions were not satisfied. W.C.I. reported that approximately 6.8 million shares were tendered in response to the W.C.I. Offer. Several lawsuits alleging various misrepresentations have been filed relating to the W.C.I. Offer (see "Legal Proceedings"). The Company believes these allegations to be without merit. To date, there has been no final adjudication or settlement of these lawsuits.

      Recognizing the apparent desire of certain stockholders for liquidity demonstrated by their tender of shares pursuant to the W.C.I. Offer, the Company's Board of Directors considered the possibility of a self-tender offer. Upon approval by the Company's Board of Directors, the Company commenced a self-tender offer on March 7, 2003 for any and all of the Company's outstanding common stock at a price of $0.50 per share (the "Self-Tender Offer"). The Self-Tender Offer is not conditioned on any minimum number of shares being tendered, however it is subject to certain conditions described in the Company's Form TO-I filed with the Securities and Exchange Commission on March 7, 2003. The Self-Tender Offer expires on April 4, 2003, unless extended by the Company. Neither the Company nor the Board of Directors makes any recommendation as to whether existing stockholders should tender or refrain from tendering their shares. The Company has not engaged any financial advisor to advise on the fairness of the Self-Tender Offer to its stockholders. The Company's stockholders must make their own decision as to whether to tender all or any portion of their shares and, if so, how many shares to tender. Stockholders should discuss whether to tender all or any portion of their shares with their broker or other financial and tax advisors. Certain of the Company's stockholders (including the Company's Directors) who own approximately 45% of the Company's common stock have advised the Company that they do not intend to tender any shares in the Self-Tender Offer. Excluding these shares, up to approximately 21.2 million shares could be repurchased by the Company, if all other stockholders were to tender, for a purchase price of $10.6 million.

      On March 7, 2003, in a separate transaction, the Company repurchased approximately 99% of its outstanding preferred stock from Heico. The shares were repurchased for $67.4 million, which represents the aggregate liquidation preference of the purchased shares, including a 7% dividend that is required to be paid under the terms of the preferred stock before any distributions on or purchase of the Company's common stock. The Company has made a similar purchase offer to the three remaining preferred stockholders, the aggregate purchase price of which is $0.2 million. Worldport has retired the stock it has repurchased from Heico. A lawsuit alleging breach of fiduciary duty has been filed relating to the repurchase of the preferred stock from Heico (see "Legal Proceedings"). The Company is still evaluating this claim and has not yet made a determination as to the merits of this case. The Company intends to vigorously contest the allegations.

      As a result of the preferred stock repurchase transaction, the Company now has approximately $38.7 million in cash and cash equivalents and $10.9 million in marketable securities as of March 25, 2003. If the Self-Tender Offer is not completed because a condition is not satisfied or waived, the Company expects to operate the Company substantially as presently operated. However, in that event, the Company will evaluate other potential strategies including acquiring a new operating business or businesses or liquidating the Company. Following completion of the Self-Tender Offer, the Company intends to explore the possible benefits to its stockholders of a change in domicile to outside the United States. The Company also intends to continue to consider potential acquisition opportunities, although the Company has not identified a specific industry on which it intends to focus and has no present plans, proposals, arrangements or understandings with respect to the acquisition of any specific business.


EMPLOYEES

      The Company had three employees at March 25, 2003. None of its employees are represented by a labor union and the Company believes that its employee relations are good.

      During 2002, an employee of Heico was appointed a Vice President of Worldport to assist the Company in certain activities. Since December 2001, this employee has devoted substantially all of his working time to these efforts and Worldport has reimbursed Heico for his salary and benefits during this period. The total amount reimbursed by Worldport to Heico for this employee in 2002 was approximately $0.2 million.

                                  RISK FACTORS

ANY INVESTMENT IN THE COMPANY'S COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS REPORT.


THE HEICO COMPANIES, LLC AND J O HAMBRO CAPITAL MANAGEMENT LIMITED, COMBINED, HAVE SIGNIFICANT VOTING CONTROL OVER THE COMPANY.

       The Heico Companies, LLC ("Heico") currently beneficially owns 6,077,707 shares of common stock and pursuant to outstanding warrants has the right to acquire an additional 679,451 shares of common stock. J O Hambro Capital Management Limited ("Hambro") beneficially owns 9,367,869 shares of the Company's common stock. Therefore, Heico and Hambro, on a combined basis, own
15.4 million shares of common stock, which represents 40% of the Company's outstanding common stock. The Company has been informed that Heico and Hambro intend to negotiate toward a voting agreement between them whereby they would agree to vote their Shares in favor of their equal representation on the Company's Board of Directors and to coordinate their votes on certain other matters.

      As a result of their combined voting interest, Heico and Hambro have significant voting influence regarding such matters as the election of the Company's directors, amendments to the Company's charter, other fundamental corporate transactions such as mergers, asset sales, and the sale of the Company's business, and other issues regarding the direction of the Company's business and affairs. In addition, this voting influence could result in actions that could have an anti-takeover effect and may delay, defer or prevent a tender offer or takeover attempt that a stockholder might consider in its best interest, including an attempt that might result in the receipt of a premium over the market price for the shares held by such stockholder. Such actions may include creating additional classes of stock with disparate voting rights, creating a classified Board of Directors with staggered terms, prohibiting the stockholders to take any action by a written consent or requiring advance notice for stockholder proposals and director nominations.

      The Company has been informed by Heico and Hambro that they do not intend to tender their shares in the Company's Self-Tender Offer. If the Self-Tender Offer is completed and the Company purchases outstanding shares of common stock, Heico and Hambro's ownership percentage, and voting influence, will increase.

      Michael Heisley serves as Chairman of the Board of Worldport and his daughter, Emily Heisley Stoeckel, also serves as a member of the Company's Board of Directors. Mr. Heisley and Ms. Stoeckel are also directors, officers and owners of Heico and certain of its affiliates. Mr. Heisley and his family members control all of the outstanding ownership interests of Heico. Stanley H. Meadows, a Director and Assistant Secretary of Worldport, is also an officer and director of Heico and certain of its affiliates. Andrew Sage, a Director of Worldport, serves as a director for other companies owned by Heico and receives compensation in connection with such services. The Company's Board of Directors consists of five individuals: Michael Heisley, Stanley Meadows, Emily Heisley Stoeckel, Andrew Sage and Kathleen Cote.


THE COMPANY MAY HAVE TO RETURN A PORTION OR ALL OF ITS $57.6 MILLION TAX REFUND.

      The Company received a $57.6 million income tax refund from the Internal Revenue Service ("IRS") in April 2002. The return which produced this refund is still subject to audit by the IRS. Upon audit, the IRS could determine that adjustments are required to the calculation of, or the return related to, this amount and as a result the Company may be required to return to the IRS some portion or all of such refund. The Company believes that it was entitled to this tax refund and has not established any reserve for any potential actions related to the tax refund. The Company has obtained a legal opinion that it should be entitled to the $53.6 million portion of the tax refund attributable to losses from the termination of most of the Company's European operations. The opinion is not binding on the IRS and the IRS may take a different position. In addition, the opinion is based upon various factual representations and assumptions which, if untrue or inaccurate, could lead to a different conclusion. The Company investigated the possibility of insuring the risk of a potential return of all or some portion of the tax refund but the Company's Board of Directors determined not to apply for such insurance. The Company is not aware of any facts that would lead to a return of any portion of the tax refund. Any portion of the tax refund required to be returned would reduce the net book value per share of common stock and the cash ultimately available for distribution to stockholders.


THE COMPANY COULD BE REQUIRED TO SPEND MATERIAL AMOUNTS OF ITS CASH ON LITIGATION AND/OR SETTLEMENT COSTS.

      The Company is subject to a number of lawsuits, the significant ones of which have been described in "Legal Proceedings". The outcome of these matters are not expected to have a material adverse effect on the consolidated results of the Company in excess of amounts already recorded. However, there can be no assurance that such claims will not be successful against the Company or that amounts already recorded will be sufficient to cover the total costs of litigation and/or settlement. In certain circumstances, including the recent lawsuits related to the W.C.I Offer and the preferred stock repurchase, the legal costs related to these actions have not been accrued and are being expensed when incurred. Additionally, the Company is obligated to indemnify its directors and officers as required by the Company's bylaws under certain circumstances. Accordingly, the Company may be required to pay any judgments and legal costs to defend its directors and officers, in addition to the Company, in these actions, to the extent that such costs are not covered by insurance.


APPROPRIATE ACQUISITIONS OR INVESTMENT OPPORTUNITIES MAY NOT BE AVAILABLE AND FULL INVESTMENT OF THE COMPANY'S RESOURCES MAY NOT OCCUR IN THE NEAR FUTURE.

      The Company may use a portion of its cash resources to pursue acquisition opportunities. If the Company decides to seek such opportunities, its future results will be dependent upon its ability to identify, attract and complete desirable acquisition opportunities, which may take considerable time. The Company's future results will also be dependent upon the performance of the acquired businesses. The Company may not be successful in identifying, attracting or acquiring desirable acquisition candidates, or in realizing profits from any acquisitions.

      Pending their possible application, the Company anticipates that its cash resources will be invested in readily marketable, interest-bearing securities. As a result of the lack of an operating business and its large number of stockholders, the Company must maintain its liquid assets in government securities, which generally produce low returns, or comply with the requirements of the Investment Company Act of 1940. Consequently, until the Company completes an acquisition, the Company anticipates that its cash resources will yield only that rate of return earned by such interest-bearing securities. In addition, a portion of its cash resources will be used to pay corporate overhead and administrative costs, and other expenses associated with analyzing and pursuing acquisition opportunities.

      The Company will have sole and absolute discretion in identifying and selecting acquisition and investment opportunities and in structuring, negotiating, undertaking and divesting of interests in the Company's target companies. The Company may combine, reorganize, alter the business plan of or sell any of the Company's investments at any time, as it determines is appropriate. The Company's stockholders generally will not be able to evaluate the merits of the acquisition of an interest in, or the reorganization or change in business plans of, any particular company before the Company takes any of these actions. In addition, in making decisions to complete acquisitions and investments, the Company will rely, in part, on financial projections developed by its management and the management of potential target companies. These projections will be based on assumptions and subjective judgments. The actual results of the Company's associated companies may differ significantly from these projections.


IF THE COMPANY IS DEEMED TO BE AN INVESTMENT COMPANY, IT WILL BE FORCED TO COMPLY WITH THE REQUIREMENTS UNDER THE INVESTMENT COMPANY ACT OF 1940, WHICH COULD LIMIT THE FLEXIBILITY OF ITS OPERATIONS.

      U.S. companies that have more than 100 stockholders or are publicly traded in the U.S. and are, or hold themselves out as being, engaged primarily in the business of investing, reinvesting or trading in securities are subject to regulation under the Investment Company Act of 1940. Unless a substantial part of the Company's assets consists of, and a substantial part of the Company's income is derived from, interests in majority-owned subsidiaries and companies that the Company primarily controls, the Company may be required to register and become subject to regulation under the Investment Company Act.

      If the Company is deemed to be, and is required to register as, an investment company, the Company will be forced to comply with substantive requirements under the Investment Company Act, including:

o        limitations on the Company's ability to borrow;

o        limitations on the Company's capital structure;

o        restrictions on acquisitions of interests in associated companies;

o        prohibitions on transactions with affiliates;

o        restrictions on specific investments; and

o compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations.


MEMBERS OF THE COMPANY'S BOARD OF DIRECTORS ARE EXECUTIVE OFFICERS, DIRECTORS AND OWNERS OF COMPANIES THAT MAY COMPETE WITH THE COMPANY FOR INVESTMENT AND ACQUISITION OPPORTUNITIES.

      As discussed above, Michael Heisley serves as Chairman of the Board of Worldport and his daughter, Emily Heisley Stoeckel, also serves as a member of the Company's Board of Directors. Mr. Heisley and Ms. Stoeckel are also directors, officers and owners of The Heico Companies LLC ("Heico") and certain of its affiliates. Mr. Heisley and his family members control all of the outstanding ownership interests of Heico. Stanley H. Meadows, a Director and Assistant Secretary of Worldport, is also an officer and director of Heico and certain of its affiliates. Andrew Sage, a Director of Worldport, serves as a director for other companies owned by Heico and receives compensation in connection with such services. Heico owns and operates a portfolio of diverse businesses and, historically, has actively acquired and invested in a variety of businesses. Therefore, Heico could be in competition with the Company in pursuing investment and acquisition opportunities. Mr. Heisley, Ms. Stoeckel and Mr. Meadows owe a duty of loyalty and a duty of care under Delaware law to both the Company and to Heico. These duties obligate them to present certain business opportunities to the company to which they owe the duties before pursuing such opportunities themselves. In addition, there are no contractual or other restrictions on Mr. Heisley, Ms. Stoeckel or Mr. Meadows which would restrict them from acquiring, owning or operating any business, including any business that competes with the Company or any of the Company's subsidiaries. Therefore, these individuals may have conflicts of interest in determining to which of these entities, if any, a particular relevant business opportunity should be presented.


THE COMPANY HAS BROAD DISCRETION IN USING ITS RESOURCES AND MAY NOT USE THEM IN A MANNER THAT THE COMPANY'S STOCKHOLDERS WOULD PREFER.

      The Company has not identified specific uses for a substantial portion of the Company's resources, and it has broad discretion in how the Company uses them. Although the Company may consider investment or acquisition opportunities, the Company has not identified a specific industry on which it intends to initially focus and has no present plans, proposals, arrangements or understandings with respect to the acquisition of any specific business. The Company may consider investment and acquisition opportunities outside of the telecommunications and technology sector. The Company's shareholders will not have the opportunity to evaluate the economic, financial or other information on which the Company bases its decisions on how to use the proceeds. The failure of Company management to apply the funds effectively could have a material adverse effect on the Company's financial condition and performance.

THE COMPANY MAY FINANCE ACQUISITIONS BY ISSUING ADDITIONAL CAPITAL STOCK OR INCURRING SUBSTANTIAL DEBT, BOTH OF WHICH COULD HAVE NEGATIVE CONSEQUENCES.

      The Company may use a portion of its resources to pursue acquisition opportunities and, to a much lesser extent, for general corporate expenses. The timing, size and success of its acquisition efforts and any associated capital commitments cannot be readily predicted.

      The Company may raise additional funds to complete such acquisitions. Generally, the Company's Board of Directors has the power to issue new equity (to the extent of authorized shares) without stockholder approval. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then current stockholders would be diluted, the Company's earnings and book value per share could be diluted and, if such equity securities take the form of preferred stock, the holders of such preferred stock may have rights, preferences or privileges senior to those of holders of common stock. If the Company is able to raise additional funds through the incurrence of debt, and the Company does so, the Company would likely become subject to restrictive financial covenants and other risks associated with the incurrence of debt.



      The Company makes available free of charge through its website, www.wrdp.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. The Company's Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.




ITEM 2.   PROPERTIES

     The Company leases office space for its corporate headquarters in Buffalo Grove, Illinois pursuant to an agreement which originally expired in 2010. In December 2002, the Company signed an agreement to assign its Buffalo Grove lease to a third party. In accordance with the agreement, the Company will be released from this lease on June 1, 2003 upon the payment of approximately $0.4 million to the landlord.

      The 125,000 square foot data center facility in Dublin, Ireland, and the related office facilities in Dublin are leased pursuant to agreements which expire in 2025, with early termination options in 2010. In September 2002, the liquidator for the Company's Irish subsidiary disclaimed the leases for these two facilities previously used by the Irish subsidiary. The Company had provided a letter of credit to the landlord of these facilities equal to approximately
0.5 million Euros to support the lease of one of the facilities. Partial draws of approximately 0.2 million Euros and 0.3 million Euros were made in October 2002 and December 2002, respectively, and paid to the landlord under the letter of credit. The Company expects that the remaining amount of the letter of credit (less than 0.1 million Euros) will be drawn out. The Company provided a guarantee with respect to the lease of the other facility. In October 2002, the Company received a letter from legal counsel for the landlord with respect to the Company's guarantee. This letter demanded the payment within 14 days of approximately 0.9 million Euros and the confirmation of the Company's liabilities as guarantor under the lease. Should the Company be forced to assume the position of tenant under the lease, the Company could be obligated for the full amount of rent through 2010 plus certain taxes and maintenance expenses. In January 2003, the Company's legal counsel received a letter from legal counsel for the landlord in which the landlord demanded that the Company assume the position of tenant under the lease. In February 2003, the landlord filed a Notice of Motion in the High Court of Ireland against the Company in which the landlord demanded payment of approximately 1.2 million Euros, which included additional rent that they claim had accrued since their prior demand. A hearing is scheduled for April 8, 2003. The Company is contesting the validity of the landlord's demands. There can be no assurance that such claims will not be successful against the Company. However, the outcome of the matter is not expected to have a material adverse effect on the consolidated results of the Company in excess of amounts already recorded. Included in Accrued Expenses at December 31, 2002 is $5.7 million, which represents rent payable on the data center between January 2002 and 2010, the earliest contractual termination date of the lease.

     The Company has office space located in the Atlanta, Georgia area and Newark, Delaware area pursuant to agreements which expire in June 2003 and March 2005, respectively, which have been sublet to third parties.




ITEM 3.   LEGAL PROCEEDINGS

      In March 2002, an Administrator was appointed for the U.K. subsidiaries, Hostmark World Limited and Hostmark U.K. Limited, by an order of the Companies Court, Chancery Division of High Court under the United Kingdom Insolvency Act. In April 2002, the Irish subsidiary, Worldport Ireland Limited, was given notice that a petition for winding up was filed and would be presented to the Irish High Court on behalf of Global Crossing Ireland Limited. The petition was heard by the Irish High Court on May 13, 2002 and a liquidator was appointed for this subsidiary to act on behalf of the creditors. As a result of these actions, the Administrator or liquidator has control over these subsidiaries' assets. Certain creditors of these subsidiaries have made claims directly against the parent company, Worldport Inc., for liabilities related to the operation of these subsidiaries and additional creditors could assert similar claims. There can be no assurance that Worldport Inc. will be successful in defending these claims and in limiting its liability for the obligations of its subsidiaries.

      One of the Company's subsidiaries, Hostmark World Limited, was the subject of court action by WSP Communications ("WSP") in the Companies Court of the Chancery Division of the High Court in the U.K. for the payment of approximately $0.5 million. In addition, WSP has alleged that a total of approximately $3 million is owed to it by Hostmark World Limited. WSP alleges that these amounts are owed for work completed on Internet solution centers in Germany, Sweden and the U.K. This action was stayed by the appointment of an Administrator for Hostmark World Limited.

         In June 2002, the High Court of Ireland issued a Summary Summons to the Company on behalf of Cable & Wireless (Ireland) Limited, who is seeking payment of 1.0 million British pounds and 2.3 million Euros, together with applicable VAT. (Excluding VAT, this represents approximately $4.0 million.) These claims relate to unpaid invoices for Internet services provided or to be provided by Cable & Wireless (Ireland) Limited to the Company's subsidiary in Ireland (now in liquidation) and termination of contract charges. The Company is contesting the validity of the claims and believes that the claims, to the extent valid, are obligations of the Company's Irish subsidiary and not of the parent company ("Worldport Inc."). There can be no assurance that such claims will not be successful against Worldport Inc. However, the outcome of the matter is not expected to have a material adverse effect on the consolidated results of the Company in excess of amounts already recorded.

      In October 2002, the Company received a letter from legal counsel to Channor Limited, the landlord of the data center in Dublin, Ireland, with respect to the Company's guarantee on that facility. This letter demanded the payment within 14 days of approximately 0.9 million Euros and the confirmation of the Company's liabilities as guarantor under the lease. In January 2003, the Company's legal counsel received a letter from legal counsel for the landlord in which the landlord demanded that the Company assume the position of tenant under the lease. Should the Company be forced to assume the position of tenant under the lease, the Company could be obligated for the full amount of rent through 2010 plus certain taxes and maintenance expenses. In February 2003, Channor Limited filed a Notice of Motion in the High Court of Ireland against Worldport Inc. in which the landlord demanded payment of approximately 1.2 million Euros, which included additional rent that they claim had accrued since their prior demand. A hearing is scheduled for April 8, 2003. The Company is contesting the validity of the landlord's demands. There can be no assurance that such claims will not be successful against Worldport Inc. However, the outcome of the matter is not expected to have a material adverse effect on the consolidated results of the Company in excess of amounts already recorded. Included in Accrued Expenses at December 31, 2002 is $5.7 million, which represents rent payable on the data center between January 2002 and 2010, the earliest contractual termination date of the lease.

      On January 8, 2003, four substantially identical complaints were filed in the Circuit Court of Cook County, Illinois, County Department, Chancery Division against the Company and its current directors. Additionally, on January 16, 2003, a complaint was filed in the Court of Chancery of the State of Delaware. The foregoing actions purport to be brought on behalf of all public stockholders of Worldport in connection with the W.C.I. Offer. The actions allege, among other things, that certain of the defendants have breached their fiduciary duties to Worldport and its stockholders. The complaints purport to seek, inter alia, a variety of relief, including in certain circumstances damages and an injunction preventing consummation of the W.C.I. offer. The Company believes these allegations to be without merit and intends to vigorously contest the allegations.

      On March 12, 2003, a complaint was filed in the United States Bankruptcy Court for the District of Delaware against the Company. The complaint was filed on behalf of one of the Company's former customers which is now in bankruptcy and alleges breach of contract, fraud, and misrepresentation in connection with the sale of indefeasible rights of use ("IRUs") to the customer. The plaintiff is seeking payment of $2.2 million plus legal costs and punitive damages. The Company is still evaluating this claim and has not yet made a determination as to the merits of this case. Accordingly, no accrual has been recorded on the Company's financial statements at this time. The Company intends to vigorously contest the allegations.

      On March 13, 2003, a complaint was filed in the Court of Chancery of the State of Delaware against the Company, its current directors and Heico. The complaint alleges breach of fiduciary duty relating to the March 7, 2003 repurchase of the preferred stock from Heico. The complaint seeks relief in the form of a declaration that the defendants have breached their fiduciary duties to the Company and its common stockholders, an accounting by the defendant to the Company for damages resulting from the defendants' breaches of fiduciary duty and reimbursement of the plaintiffs' costs for the action, including attorneys' fees. The Company is still evaluating this claim and has not yet made a determination as to the merits of this case. The Company intends to vigorously contest the allegations.

      In addition to the aforementioned claims, the Company is involved in various lawsuits or claims arising in the normal course of business. In the opinion of management, none of these lawsuits or claims will have a material adverse effect on the consolidated financial position or results of operations of the Company.




ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.




ITEM 4A.   EXECUTIVE OFFICERS OF THE REGISTRANT

      The following are the Company's executive officers as of March 25, 2003.

  NAME                        AGE    PRINCIPAL POSITION WITH REGISTRANT
  ----                        ---    ----------------------------------
Michael E. Heisley, Sr.        66    Chairman of the Board and Director
Kathleen A. Cote               54    Chief Executive Officer and Director


MICHAEL E. HEISLEY, SR.

         Michael E. Heisley, Sr., age 66, has been a member of the Board of Directors since December 1998, Chairman of the Board of Directors since June 1999 and Chief Executive Officer of the Company from April 2000 to May

2001. Mr. Heisley has been the sole managing member of The Heico Companies L.L.C. since October 1997. Mr. Heisley received a Bachelor's degree in Business Administration from Georgetown University.


KATHLEEN A. COTE

      Kathleen A. Cote, age 54, has been Chief Executive Officer since May 2001 and a member of the Board of Directors since July 2000. Prior to becoming Worldport's Chief Executive Officer, Ms. Cote was President of Sea grass Partners, a consulting firm, since September 1998. From 1996 to 1998, Ms. Cote served as President and Chief Executive Officer of Computervision Corporation, an international supplier of product development and data management software, where she also served as President and Chief Operating Officer. From 1989 to 1995, Ms. Cote served as President and General Manager of PrimeService, a division of Prime Computer, the predecessor to Computervision Corporation. Ms. Cote is also a director of Forgent Corporation, Radview Corporation and Western Digital Corporation.

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

                                                             PRICE RANGE OF
                                                             --------------
                                                             COMMON STOCK
                                                             ------------
                                                             HIGH        LOW
                                                             ----        ---

               YEAR ENDED DECEMBER 31, 2002:
               First Quarter............................     $0.5000    $0.3000
               Second Quarter...........................     $0.5500    $0.3500
               Third Quarter............................     $0.4300    $0.2800
               Fourth Quarter...........................     $0.5000    $0.2300

               YEAR ENDED DECEMBER 31, 2001:
               First Quarter............................     $3.5700    $1.6250
               Second Quarter...........................     $3.0500    $1.5500
               Third Quarter............................     $1.7000    $0.4000
               Fourth Quarter...........................     $0.7600    $0.2300


     As of March 25, 2003, there were approximately 129 stockholders of record of the Company's common stock.

      On March 7, 2003, the Company repurchased approximately 99% of its outstanding preferred stock from Heico. The shares were repurchased for $67.4 million, which represents the aggregate liquidation preference of the purchased shares, including a 7% dividend that is required under the terms of the preferred stock before any distributions on or purchase of the Company's common stock. The Company has made a similar purchase offer to the three remaining preferred stockholders, the aggregate purchase price of which is $0.2 million. Worldport has retired the stock it has repurchased from Heico.

      Except for the dividend paid to the Company's preferred stockholders in connection with the above transaction, the Company has never declared or paid any cash dividends on its capital stock

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and Notes thereto, included elsewhere in this Report.

     During the periods presented below, the Company acquired and sold numerous operating companies, which significantly effects the comparability of the following information. In addition, in the fourth quarter of 2001 and the first quarter of 2002, the Company either sold or ceased operating all of its operating businesses.



       (IN THOUSANDS, EXCEPT RATIO AND PER SHARE DATA)                          YEARS ENDED DECEMBER 31,
                                                                                ------------------------
                                                                 1998(1)   1999       2000        2001      2002
                                                                 -------   ----       ----        ----      ----
STATEMENTS OF OPERATIONS DATA:
Revenues...................................................     $28,591       $ --        $ --       $ --      $ --
Cost of services...........................................      21,187         --          --         --        --
                                                               --------  ---------    --------   ---------     -----
          Gross profit.....................................       7,404         --          --         --        --
Operating expenses:
   Selling, general and administrative expenses............      39,147      9,881        9,539      5,538     3,328
   Restructuring costs.....................................        --           --         --        1,018       --
   Depreciation and amortization...........................      11,069        245         326         203       151
   Asset impairment........................................       4,842          --         --          --       --
                                                               --------  ---------    --------   ---------     -----
          Operating loss...................................     (47,654)   (10,126)     (9,865)    (6,759)    (3,479)
                                                               --------  ---------    --------   ---------     -----
Other income (expense):
    Interest income (expense), net.........................     (24,570)        930     14,087       4,617     1,838
    Loss on sale of assets.................................       --            --        (739)      (289)       (89)
   Other...................................................      (5,451)        --         --           28        --
                                                               --------  ---------    --------   ---------     -----
          Income (loss) from continuing operations before
            minority interest and income taxes.............     (77,675)    (9,196)      3,483     (2,403)    (1,730)
Minority interest..........................................         903         --         --          --        --
                                                               --------  ---------    --------   ---------     -----
          Income (loss) from continuing operations before
            income taxes...................................     (76,772)    (9,196)      3,483     (2,403)    (1,730)
Income tax provision.......................................          --         --          --         --        --
                                                               --------  ---------    --------   ---------     -----
          Net income (loss) from continuing operations.....     (76,772)    (9,196)      3,483     (2,403)    (1,730)
Gain (loss) from discontinued operations, net of tax.......          --   (111,824)    (13,401)  (121,054)     1,492
Gain on sale of discontinued operations, net of tax...........       --         --     285,150       1,814        --
                                                               --------  ---------    --------   ---------     -----
          Net income (loss)................................... $(76,772) $(121,020)   $275,232   $(121,643)    $(238)
                                                               ========= ==========   ========= ==========    ======

Net earnings (loss) per common share from continuing operations:
    Basic...................................................    $ (4.47)   $ (0.38)     $ 0.11    $ (0.06)    $ (0.05)
    Diluted.................................................    $ (4.47)   $ (0.38)     $ 0.06    $ (0.06)    $ (0.05)
Net earnings (loss) per common share:
    Basic...................................................    $ (4.47)  $  (6.93)    $  9.03    $ (3.25)    $ (0.01)
    Diluted.................................................    $ (4.47)  $  (6.93)    $  4.85    $ (3.25)    $ (0.01)
Weighted average common shares:
    Basic...................................................     17,158     24,244      30,402     37,372      39,087
    Diluted.................................................     17,158     24,244      56,550     37,372      39,087

                                                                                AS OF DECEMBER 31,
                                                                 1998       1999        2000       2001       2002
                                                              --------- ---------- ---- ------ ---------  --------

BALANCE SHEET DATA:
Cash and marketable securities.........................         $ 6,826     $1,149    $132,396    $72,234    $118,538
Working capital (deficit)..............................          29,445    (80,138)    125,665     86,816      87,751
Total assets...........................................         158,464    104,288     231,917    134,816     119,120
Current liabilities....................................         122,380    183,749      25,689     39,357      31,071
Long-term obligations..................................          16,717      4,021          46      3,433         834
Stockholders' equity (deficit).........................          17,522    (83,482)    206,182     92,026      87,215


(1) The results of operations for 1998 have not been restated to conform to this discontinued operations presentation as it would be impractical to do so.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis should be read in conjunction with "Selected Financial Data," the Consolidated Financial Statements and Notes thereto, and the other financial data appearing elsewhere in this Report.

     The information set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected resolution of the Company's contingent liabilities,
(ii) prospective business opportunities and (iii) the Company's potential strategies for redirecting and financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends" or "expects". These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

     During the periods presented below, the Company acquired and sold numerous operating companies, which significantly affects the comparability of the following information. Therefore, the Company's historical results will not be indicative of future performance. In addition, in the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002, the Company either sold or ceased operating all of its operating businesses. Accordingly, the results of operations have been classified as discontinued. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.


OVERVIEW

     From 1997 to 1999, Worldport was a facilities-based global telecommunications carrier offering voice, data and other telecommunications services to carriers, Internet service providers, medium and large corporations and distributors and resellers operating in Europe and the United States. To finance certain acquisitions, the Company borrowed $120 million in June 1998 under an interim loan facility ("Interim Loan Facility"). In order to meet its obligations under its Interim Loan Facility, the Company sold substantially all of its material assets during the first quarter of 2000 (as described below).

     In November 1999, the Company entered into a series of agreements with Energis Plc to sell its 85% ownership interest in EnerTel. The sale was consummated on January 14, 2000 for $453.2 million, net of certain transaction expenses. The Company applied a portion of the net proceeds realized from the sale to repay existing debt, including debt incurred under the Interim Loan Facility, trade credit and other liabilities, and paid U.S. federal income taxes of approximately $57 million on the gain. Additionally, the Company completed the sale of IIC in March 2000 for $0.3 million.

     In the second quarter of 2000 the Company announced a new business strategy, focused on the delivery of Internet solutions to global companies doing business in the European marketplace. Pursuant to this strategy, the Company invested over $40 million to construct a new Internet solutions SuperCentre in Dublin, Ireland, which became operational in October 2000. In September 2000, the Company purchased VIS-able, a Swedish professional services firm specializing in complex systems development and consulting, for approximately $17.7 million. Finally, in April 2001, the Company acquired hostmark entities in the U.K., Sweden and Germany ("hostmark"), including the assumption of approximately $22 million in liabilities, for 5.1 million shares of the Company's common stock. The acquisition of hostmark provided Worldport with Internet solution centers ("ISC's") in London, Stockholm and Frankfurt. The hostmark companies had minimal revenues when the transaction was completed, and only one ISC was open for business.

     Following the acquisition of hostmark, the Company initiated an aggressive integration program to rapidly identify and eliminate operational and system redundancies in the two companies and to further streamline the combined business. Additionally, the Company shut down the unprofitable U.S. and U.K. professional services operations and took steps toward further cost alignment in its Swedish professional services operation. By the end of the third quarter of 2001, the Company had reduced its total workforce by approximately 41 percent and reduced total monthly operations expense by over 50 percent. Expenses for the third quarter of 2001 included $1.3 million of expenses related to employee severance costs, termination penalties for excess bandwidth contracts and lease disposition costs associated with this integration activity to streamline the combined business.

     After the completion of the hostmark acquisition, the Company did not achieve the revenue growth in its managed hosting business that the Company had anticipated. The Company also experienced a decline in revenue in its Swedish professional services business. The general economic downturn, the slowdown in technology spending and the lengthening in the sales cycle for managed hosting services all contributed to these revenue shortfalls. In addition, the Company's Swedish professional services business was negatively affected by excess capacity in the Swedish consulting market, major pricing pressures, and slower customer decisions related to new IT projects for those services. The Company believed that these conditions, as well as the increasing level of competition and consolidation in the Web hosting and Internet infrastructure markets, would continue to have an adverse effect on Worldport's ability to achieve near term revenue targets and, if they continued, could erode the financial resources of the Company more rapidly than planned.

     Therefore, the Company began a review of various alternatives to its existing business plan. As part of this review, the Company considered, among other alternatives, partnering with a strategic investor, taking additional actions to reduce its operating expenditures, closing one or more facilities or selling all or part of the Company's assets or operations.

     Following the exploration and review of the strategic alternatives, the Company determined that it was necessary to dramatically reduce the rate at which its operations were using cash and to minimize its exposure in markets that were experiencing significantly slower than expected market growth. As a result, the Company made a decision to take further restructuring actions and to divest itself of certain assets. Accordingly, the Company took the following actions in the fourth quarter of 2001 and recorded a $101.5 million restructuring charge in that quarter related to these actions:

     0 In November 2001, the Company announced that its Irish subsidiary was ceasing operations at its Dublin, Ireland facility. An orderly shutdown of the Ireland operations was commenced, and was substantially completed by December 31, 2001.

     0 In December 2001, the Company sold the assets and certain liabilities of its managed services business in Stockholm, Sweden, to OM Technology AB for approximately 10 million Swedish kronor, subject to the resolution of a final working capital adjustment. The parties agreed to a final sales price of 7.5 million Swedish kronor (approximately $0.8 million) in July 2002, which was fully collected by August 2002. OM also agreed to assume the ownership of Worldport's Stockholm Internet solution center and the operations at that center, and all customers' contracts.

     0 In December 2001, the Company also sold its Swedish professional services business (formerly known as VIS-able International AB) to its employees in a management buyout for $0.9 million, the majority of which is in the form of a note. Due to uncertainties related to the collectibility of this note, it has been fully reserved for.

     0 In December 2001, the Company placed its German subsidiary, Hostmark GmbH, into receivership under Germany law. As a result of this action, the receiver has control over this subsidiary's assets.

     0 The Company also took steps to reduce corporate expenses at its Buffalo Grove, Illinois, headquarters in connection with these transactions.

     In connection with these activities, the Company recorded a restructuring charge of $101.5 million in the fourth quarter of 2001, which included an $84.8 million asset impairment charge to write down the managed hosting long-lived assets to their expected net realizable value. This restructuring charge is described in more detail below.

     In addition, the Company completed the sale of its remaining carrier business, Telenational Communications, Inc. ("TNC") in October 2001 for a $0.4 million promissory note. Due to uncertainties related to the collectibility of this note, the note was fully reserved for in 2001. However, in the fourth quarter of 2002, the Company reached an agreement with the purchaser to accept $0.3 million in full satisfaction of the note. This amount was paid to the Company in the fourth quarter of 2002 and resulted in a cash gain of $0.3 million.

     At the end of 2001, the Company continued to operate its managed hosting center in the U.K., where the Company believed the greatest opportunities for the European managed hosting market existed. However, during the first quarter of 2002, the U.K. managed hosting market continued to develop at a much slower rate than anticipated. In addition, increasing industry consolidations and the closure or bankruptcy of competitors in the industry led the Company to believe that market conditions would not improve in the near future, bringing increased risk to the financial requirements for this business.

     In March 2002, the Company's Board of Directors made the decision to make no further investment in its U.K. managed hosting operation. The Company recorded a $10.0 million restructuring charge in the first quarter of 2002 related to this action. On March 26, 2002, the Company's U.K. subsidiaries, Hostmark World Limited and Hostmark U.K. Limited, filed a petition for Administration under the United Kingdom Insolvency Act. An administrator was appointed for these subsidiaries to either reorganize, find new investors, sell or liquidate the U.K. businesses for the benefit of their creditors. As a result of this action, the administrator has control over these subsidiaries' assets.

     As a result of the transactions described above, the Company no longer had active business operations as of March 31, 2002.

     Throughout 2002, the Company operated with a minimal headquarters staff while it conducted the activities related to exiting its prior businesses. Following is a summary of the significant exit activities that occurred in 2002.

     0 In April 2002, Worldport Ireland Limited was given notice that a petition for winding up was filed and would be presented to the Irish High Court by Global Crossing Ireland Limited. The petition was heard by the Irish High Court on May 13, 2002 and a liquidator was appointed for this subsidiary to act on behalf of the creditors. As a result of this action, the liquidator has control over this subsidiary's assets.

     0 In August 2002, the U.K. administrator identified a new third party tenant for the Slough, U.K., data center. The Company had previously agreed to guarantee, on behalf of its U.K. subsidiary, the Slough data center lease expiring in 2015. In connection with the August 2002 transaction, the landlord agreed to release the underlying lease guarantee and, therefore, relieve the Company from the $7.7 million lease liability upon the payment of 0.2 million British pounds (approximately $0.3 million), which payment was funded by the Company. The $7.7 million lease liability had originally been recorded by the Company as part of the $10.0 million restructuring charge taken on the U.K. business in the first quarter of 2002. Accordingly, the Company reduced its liabilities by, and recorded a non-cash gain from discontinued operations of, $7.7 million in the second quarter of 2002.

     0 In September 2002, the liquidator for the Company's Irish subsidiary disclaimed the leases for the two facilities previously used by the Irish subsidiary. The Company had provided a letter of credit to the landlord of these facilities equal to approximately 0.5 million Euros to support the lease of one of the facilities. Partial draws of approximately 0.2 million Euros and 0.3 million Euros were made in October 2002 and December 2002, respectively, and paid to the landlord under the letter of credit. The Company expects that the remaining amount of the letter of credit (less than 0.1 million Euros) will be drawn out. The Company provided a guarantee with respect to the lease of the other facility. In October 2002, the Company received a letter from legal counsel for the landlord with respect to the Company's guarantee. This letter demands the payment within 14 days of approximately 0.9 million Euros and the confirmation of the Company's liabilities as guarantor under the lease. Should the Company be forced to assume the position of tenant under the lease, the Company could be obligated for the full amount of rent through 2010 plus certain taxes and maintenance expenses. In January 2003, the Company's legal counsel received a letter from legal counsel for the landlord in which the landlord demanded that the Company assume the position of tenant under the lease. In February 2003, the landlord filed a Notice of Motion in the High Court of Ireland against the Company in which the landlord demanded payment of approximately 1.2 million Euros, which included additional rent that they claim had accrued since their prior demand. A hearing is scheduled for April 8, 2003. The Company is contesting the validity of the landlord's demands. There can be no assurance that such claims will not be successful against the Company. However, the outcome of the matter is not expected to have a material adverse effect on the consolidated results of the Company in excess of amounts already recorded. Included in Accrued Expenses at December 31, 2002 is $5.7 million, which represents rent payable on the data center between January 2002 and 2010, the earliest contractual termination date of the lease.

     0 Also in September 2002, Hostmark AB was put into liquidation and a liquidator was appointed to control this subsidiary. As a result of the asset sale to OM Technology AB in December 2001, there were no assets and minimal liabilities remaining in this Swedish subsidiary.

     0 In the third quarter of 2002, the Company was informed by its German attorneys that the receiver terminated the Frankfurt lease effective December 31, 2002 under the provisions of German law. As a result, Hostmark GmbH is no longer obligated for lease payments due after the effective date (approximately $1.6 million). The lease liability had originally been recorded by the Company as part of the $101.5 million restructuring charge taken on the discontinued businesses in the fourth quarter of 2001. Additionally, the Company was informed that the receiver has declared insufficiency of the estate under the provisions of German law. This declaration was made because the receiver determined that the remaining net assets of the German company were not sufficient to cover the administrative costs of the proceedings, and consequently, no distributions would be made to the third party creditors (including the Frankfurt landlord for lease payments prior to the December 31, 2002 termination date). This declaration can be revoked in the future to the extent money is collected by the receiver on behalf of Hostmark GmbH in an amount sufficient to provide a distribution to the third party creditors. Based on its understanding of the German proceedings, the Company does not believe it is obligated to fund the Frankfurt lease obligation or other creditor liabilities of the German subsidiary. Therefore, in the third quarter of 2002, the Company reduced its Net Liabilities of Non-controlled Subsidiaries by, and recorded a non-cash gain from discontinued operations of, $1.4 million relating to the net liabilities of the German subsidiary.


     As a result of the transactions described above, the Company no longer has active business operations. Accordingly, the historical results of operations for prior periods are not comparable to the current period and are not representative of what future results will be.


RESULTS OF OPERATIONS

     As described above, the Company had no active business operations as of March 31, 2002. Accordingly, results of these operations have been classified as discontinued.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     There were no revenues or cost of services from continuing operations in 2002 and 2001.

     Selling, general and administrative ("SG&A") expenses were $3.3 million and $5.5 million in 2002 and 2001, respectively. SG&A expenses primarily consisted of corporate salaries and benefits, professional service fees, corporate governance expenses and facility costs. The decrease from the prior year expenses was primarily attributable to the steps taken at the end of 2001 to reduce corporate expenses at the Company's Buffalo Grove, Illinois, headquarters in connection with the transactions described above.

     Restructuring charges of $1.0 million from continuing operations were recorded in the fourth quarter of 2001 relating primarily to actions taken to reduce corporate expenses at the Company's Buffalo Grove, Illinois, headquarters in connection with the fourth quarter transactions described above. These restructuring charges consisted primarily of facility exit costs, severance and asset impairment charges.

     Depreciation and amortization expense represented depreciation on the corporate office leasehold improvements and related computer hardware and software. Depreciation and amortization expense was $0.2 million in both 2002 and 2001.

     Interest income, which was earned on the Company's cash and cash equivalents, was $1.8 million and $4.6 million in 2002 and 2001, respectively. The decrease in interest income in the current year is primarily a result of a lower average yield on invested cash due to a decline in market interest rates and the Company's move to lower yielding instruments in 2002, including money market funds and government securities. As a result of the lack of an operating business and its large number of stockholders, the Company must maintain its liquid assets in government securities, which generally produce low returns, or comply with the requirements of the Investment Company Act of 1940. The loss on the sale of assets of $0.3 million in 2001 relates to the sale of a Virginia residence originally purchased in October 2000 in connection with an employment arrangement with a former chief executive officer of the Company.

     Net loss from continuing operations was $1.7 million and $2.4 million in 2002 and 2001, respectively.

     The Company had income from discontinued operations of $1.5 million in 2002, as compared to a loss from discontinued operations of $121.1 million in 2001. The operating results of discontinued operations for 2002 and 2001 were as follows (in thousands):

                                                          2002         2001
                                                          ----         ----
           Net revenue                                   $   291     $  10,934
           Restructuring costs (see Note 5 to the
                Consolidated Financial Statements)       $   672     $ 100,442
           Asset impairment                              $    --     $  13,222
           Loss before income taxes                      $(4,105)    $(165,305)
           Income tax benefit                            $ 5,597     $  44,251
           Net income (loss) from discontinued
              operations                                 $ 1,492     $(121,054)

       The $4.1 million loss before taxes from discontinued operations in 2002 was composed primarily of the following:

     0 $10.0 million restructuring charge recorded in the first quarter of 2002 relating to the actions taken in the U.K. in March 2002. This charge consisted of approximately $7.9 million in facility exit costs, approximately $0.4 million in bandwidth termination costs, and approximately $1.7 million in other related costs.
     0 $7.7 million gain recorded in the second quarter of 2002 as a result of the Company's release from its underlying lease guarantee on the Slough, U.K. data center lease.
     0 $3.0 million of operating losses incurred in the first quarter of 2002 from the U.K. business prior to it being discontinued.
     0 $1.7 million asset impairment charges recorded during 2002 related to certain equipment from the discontinued businesses.

     0 $1.4 million non-cash gain recorded in the third quarter of 2002 relating to the Company's understanding that it is not obligated to fund the Frankfurt lease obligation and other creditor liabilities of the German subsidiary.
     0 $1.4 million gain as a result of favorably settling previous accruals on items related to the discontinued businesses.
     0 $0.3 million loss recorded in the second quarter of 2002 as a result of the final adjustment to the sale price for Hostmark AB.
     0 $0.3 million gain as a result of collecting on a note from the sale of TNC that the Company had previously reserved for as uncollectible.

     A $5.6 million tax benefit from discontinued operations was recorded in the first quarter of 2002 as the result of a new U.S. federal tax law that was enacted in March 2002. This new tax law allowed the Company to carry back a $5.6 million AMT tax credit from 2001 against taxable income in 2000 that was previously 100% reserved by a valuation allowance (see additional discussion regarding the 2001 tax benefit below).

     Revenue from discontinued operations in 2001 of $10.9 million was comprised of $2.9 million, $3.6 million and $4.4 million from the Company's three business segments, managed hosting, professional services and carrier operations, respectively.

     Restructuring charges of $101.5 million (approximately $100.4 million of which was included in loss from discontinued operations) were recorded in 2001, relating to the actions taken in the fourth quarter of 2001 and the first quarter of 2002. The restructuring charges primarily consisted of:

     0 an $84.8 million asset impairment charge to write down the long-lived assets located primarily in Ireland, Germany, and the U.K. to their expected net realizable value,
     0    facility exit costs of $9.3 million for the Ireland and Germany centers,
     0 bandwidth contract termination costs of $4.7 million associated with the Company's Ireland operations,
     0 severance of $1.3 million for approximately 100 employees, who were primarily located in Ireland, and
     0    other related costs of $1.4 million.

     The following table summarizes the significant components of the restructuring reserve remaining from the original $101.5 million charge recorded in 2001. The restructuring reserve is included in Accrued Expenses at December 31, 2002 (in thousands):


                                           Balance At                                              Balance At
                                            December                     Cash        Non-cash       December
                                            31, 2001     Additions     Payments     Adjustments     31, 2002
                                            --------     ---------     --------     -----------     --------
       Facility exit costs                     $ 9,213      $ 7,936        $(336)     $ (10,926)       $ 5,887
       Bandwidth contract termination            4,329          418            --          (448)         4,299
       Severance                                   761           --         (761)            --             --
       Other costs                               1,257        1,646         (482)        (2,232)           189
                                               -------     --------     --------      ---------        -------
       Total                                   $15,560     $ 10,000     $ (1,579)     $ (13,606)       $10,375
                                               =======     ========     =========     ==========       =======


     The additions represent the $10.0 million restructuring charge recorded in the first quarter of 2002 relating to the actions taken in the U.K. in March 2002. The non-cash adjustments of $13.6 million primarily consist of $7.7 million related to the Slough, U.K., lease liability that the Company was released from in August 2002 (as discussed above) and $6.9 million of liabilities related to the U.K., German, and Irish subsidiaries that, along with the other assets and liabilities of those subsidiaries, have been deconsolidated into a separate line item on the Company's balance sheet called Net Liabilities of Non-controlled Subsidiaries (see Note 6 to the Consolidated Financial Statements).

     A non-cash asset impairment charge from discontinued operations of $13.2 million was recorded in the third quarter of 2001. The Company experienced a decline in revenue in the Swedish professional services business in the third quarter of 2001, as there was excess capacity in the Swedish consulting market, major pricing pressures, and slower customer decisions related to new IT projects for those services. In response to this, the Company compared the carrying value of VIS-able's long-lived assets with their estimated future undiscounted cash flows in the third quarter of 2001 and determined that an impairment loss had occurred. The carrying value was then compared to the estimated future discounted cash flows and the excess carrying value of $13.2 million was recorded as a non-cash asset impairment charge from discontinued operations.

     A $44.3 million tax benefit was recorded on the operating losses from discontinued operations in 2001. In 2001, the Company generated a taxable loss of $167.2 million, primarily as a result of the closure of its SuperCentre in Dublin, Ireland in the fourth quarter of 2001. Under U.S. Federal tax law, the Company was able to carry back that loss to offset taxable income from the sale of its EnerTel subsidiary in 2000, with respect to which the Company paid U.S. federal income taxes of approximately $57 million for the tax year ended December 31, 2000. Accordingly, the Company applied for a refund of past taxes paid in connection with the filing of the Company's 2001 Federal income tax return. The Company recorded a tax receivable of approximately $52.0 million at December 31, 2001, and an additional tax receivable of $5.6 million in the first quarter of 2002 for a $5.6 million AMT tax credit carryforward which, under a new U.S. federal tax law that was enacted in March 2002, allowed the Company to carry back the $5.6 million AMT tax credit against taxable income in 2000 for an additional refund. In April 2002, the Company received the $57.6 million income tax refund. However, receipt of this refund does not indicate that the Internal Revenue Service agrees with the positions taken by the Company in its tax returns. The refund is still subject to review by the Internal Revenue Service of the Company's 2001 tax return. It would not be unusual for the Internal Revenue Service to audit a return resulting in a refund of this magnitude. The Internal Revenue Service could require the Company to return all or a portion of this refund. The statute of limitations for the notification of an audit is generally three years from the filing of the applicable tax return, although this period can be extended by agreement.

     The Company recorded a $1.8 million net gain in 2001 on the disposal of the Company's discontinued managed hosting and professional services businesses in Sweden. This gain included a tax benefit of $8.6 million, which related to the tax loss on the Company's investment in the sold VIS-able operation that can be carried back against 2000 taxable income for a refund.

      As a result, the Company had a net loss of $0.2 million in 2002, as compared to a net loss of $121.6 million in 2001.


YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     As the Company has exited all of its operations and has classified the results of those businesses as discontinued, the Company had no revenue or cost of services from continuing operations in 2001 and 2000.

     Selling, general and administrative expenses were $5.5 million for the year ended December 31, 2001, as compared to $9.5 million for the year ended December 31, 2000. These expenses primarily consisted of legal, accounting and other professional fees, corporate salaries and facility costs, and corporate governance costs. The decrease in expenses from the prior year is primarily reflective of the cost savings efforts that were undertaken throughout the second half of 2001.

     As discussed above, restructuring charges of $1.0 million from continuing operations were recorded in 2001 relating primarily to actions taken to reduce corporate expenses at the Company's Buffalo Grove, Illinois, headquarters in connection with the fourth quarter transactions described above.

     Depreciation and amortization expense was $0.2 million in 2001, as compared to $0.3 million in 2000 and represented depreciation on the corporate office and related computer hardware and software.

     Other income and expense consisted primarily of interest income of $4.6 million and $14.1 million in 2001 and 2000, respectively. This interest income was attributable to the Company's cash and cash equivalents remaining from the January 2000 sale of EnerTel, which were used to pay taxes on the EnerTel sale and fund operating expenses and capital expenditures primarily relating to the discontinued operations.

     Net loss from continuing operations was $2.4 million in 2001, compared to net income from continuing operations of $3.5 million in2000.

     The Company had net losses from discontinued operations of $121.1 million and $13.4 million in 2001 and 2000, respectively. The operating results of discontinued operations in 2001 and 2000 were as follows (in thousands):

                                                           2001        2000
                                                           ----        ----
           Net revenue                                  $  10,934     $  9,795
           Restructuring costs (see Note 5 to the
                Consolidated Financial Statements)      $ 100,442     $  --
           Asset impairment                             $  13,222     $  --
           Loss before income taxes                     $(165,305)    $(15,185)
           Tax benefit                                  $  44,251     $  1,784
           Net loss from discontinued operations        $(121,054)    $(13,401)

      As discussed above in more detail, the following items were included in net loss from discontinued operations in 2001:

     0 Restructuring charges of $100.4 million relating to the actions taken in the fourth quarter of 2001 and the first quarter of 2002,
     0 a non-cash asset impairment charge of $13.2 million recorded in the third quarter of 2001 relating to VIS-able's long-lived assets, and
     0 a $44.3 million tax benefit on the operating losses from discontinued operations for the year ended December 31, 2001.

     The Company recorded a $1.8 million net gain in 2001 on the disposal of the Company's managed hosting and professional services businesses in Sweden. This gain included a tax benefit of $8.6 million, which related to the tax loss on the Company's investment in the sold VIS-able operation that was carried back against 2000 taxable income for a refund.

     The Company recorded a $285.2 million gain (net of a tax provision of $61.8 million) in 2000 on the disposal of the Company's carrier operation, EnerTel, in January 2000. A total tax provision of $60.0 million ($61.8 million from the disposal of discontinued operations offset by a tax benefit of $1.8 million on the losses from discontinued operations in 2000) resulted from the taxable gain from the sale of EnerTel, offset partially by the realization of the Company's net operating loss carryforwards from previous years that had not been benefited for tax purposes.

     As a result, the Company had net losses of $121.6 million in 2001, compared to net income of $275.2 million in 2000.

     See "Liquidity and Capital Resources" below for a discussion of the Company's future outlook.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's continuing operations used cash of $2.9 million, $4.4 million and $7.3 million in 2002, 2001 and 2000, respectively, due primarily to changes in working capital.

     There were minimal investing activities in 2002. Investing activities used $9.8 million during 2001, due primarily to the $11.0 million purchase of marketable securities, which was partially offset by the $1.3 million proceeds on the sale of a Virginia residence acquired in 2000 in conjunction with an employment arrangement with a former chief executive officer of the Company. Investing activities used $3.0 million during 2000 primarily attributable to the original purchase of the Virginia residence and capital expenditures.

     The Company had minimal or no financing activities in 2002, 2001 and 2000.

     The Company's discontinued operations provided $49.1 million in 2002, primarily attributable to the receipt of the $57.6 million tax refund in April 2002. The Company's discontinued operations used $56.7 million during 2001 and included capital expenditures of $23.7 million (primarily for customer equipment and the Company's ISC's and software systems), the third quarter settlement of approximately $15.8 million of liabilities assumed in the hostmark acquisition, and operating costs related to the continued execution of the Company's managed hosting business plan. The Company's discontinued operations generated $141.0 million in 2000 and primarily consisted of the proceeds from the EnerTel sale transaction of $453.2 million offset by $158.5 million used to repay the Interim Loan Facility and a related party note payable, $57.6 million paid in taxes related to the gain on the EnerTel sale transaction, $61.9 million of capital expenditures associated with the buildout of the Company's SuperCentre in Ireland and the development of related software systems, $17.7 million for the acquisition of VIS-able, and operating costs related to the execution of the Company's managed hosting business plan.


     As described above, the Company received its $57.6 million income tax refund in April 2002. However, receipt of this refund does not indicate that the Internal Revenue Service agrees with the positions taken by the Company in its tax returns. The refund is still subject to review by the Internal Revenue Service of the Company's 2001 tax return. It would not be unusual for the Internal Revenue Service to audit a return resulting in a refund of this magnitude. The Internal Revenue Service could require the Company to return all or a portion of this refund. The statute of limitations for the notification of an audit is generally three years from the filing of the applicable tax return, although this period can be extended by agreement.

     Since ceasing its business operations, the Company has considered various alternatives in determining how and when to use its cash resources. The Company has sought and reviewed acquisition opportunities. However, the Company did not pursue any of these opportunities since it did not believe that any of them were in the best interests of its stockholders. The Company has also analyzed a potential liquidation of the Company and its effects on the Company's stockholders.

     The Company commenced a self-tender offer on March 7, 2003 for any and all of its outstanding common stock at a price of $0.50 per share (the "Self-Tender Offer"). The Self-Tender Offer is not conditioned on any minimum number of shares being tendered, however it is subject to certain conditions described in the Company's Form TO-I filed with the Securities and Exchange Commission on March 7, 2003. The Self-Tender Offer expires on April 4, 2003, unless extended by the Company. Neither the Company nor the Board of Directors makes any recommendation as to whether existing stockholders should tender or refrain from tendering their shares. Certain of the Company's stockholders (including the Company's Directors) who own approximately 45% of the Company's common stock have advised the Company that they do not intend to tender any shares in the Self-Tender Offer. Excluding these shares, up to approximately 21.2 million shares could be repurchased by the Company, if all other stockholders were to tender, for a purchase price of $10.6 million.

     On March 7, 2003, in a separate transaction, the Company repurchased approximately 99% of its outstanding preferred stock from Heico. The shares were repurchased for $67.4 million, which represents the aggregate liquidation preference of the purchased shares, including a 7% dividend that is required under the terms of the preferred stock before any distributions on or purchase of the Company's common stock. The Company has made a similar purchase offer to the three remaining preferred stockholders, the aggregate purchase price of which is $0.2 million. Worldport has retired the stock it has repurchased from Heico. A lawsuit alleging breach of fiduciary duty has been filed relating to the repurchase of the preferred stock from Heico (see "Legal Proceedings"). The Company is still evaluating this claim and has not yet made a determination as to the merits of this case. The Company intends to vigorously contest the allegations.

     As a result of the preferred stock repurchase transaction, the Company now has approximately $38.7 million in cash and cash equivalents and $10.9 million in marketable securities as of March 25, 2003. The Company's cash equivalents currently consist of highly rated money market funds.

     If the Self-Tender Offer is not completed because a condition is not satisfied or waived, the Company expects to operate the Company substantially as presently operated. However, in that event, the Company will evaluate other potential strategies including acquiring a new operating business or businesses or liquidating the Company. Following completion of the Self-Tender Offer, the Company intends to explore the possible benefits to its stockholders of a change in domicile to outside the United States. The Company also intends to continue to consider potential acquisition opportunities, although the Company has not identified a specific industry on which it intends to focus and has no present plans, proposals, arrangements or understandings with respect to the acquisition of any specific business.



     The Company's December 31, 2002 consolidated balance sheet reflected total liabilities of approximately $31.9 million. Included in this amount are $9.5 million of Net Liabilities of Non-Controlled Subsidiaries for the U.K., Irish and Swedish operations (see Note 6). The Company believes the parent company, Worldport Inc., will not be required to pay these liabilities. However, there can be no assurance that these creditors will not make claims against Worldport Inc. for these obligations. The Company used estimates to calculate these net liabilities. These estimates are subject to change based on the ability of the administrator, receiver or liquidator, as applicable, to sell the remaining assets and negotiate the final liability amounts.

     In August 2002, an agreement was reached between the Administrator for Hostmark U.K. Limited and a third party, in which the third party paid approximately 5.7 million British pounds, in addition to the assumption of the lease liability, for the Slough, U.K., data center and related assets. The 5.7 million British pounds proceeds may be used to satisfy all or a portion of the Net Liabilities of Non-controlled Subsidiaries for the U.K. entities, and accordingly, the Company may recognize non-cash gains in future periods as a result of this transaction. Additionally, prior to the Company's subsidiaries entering into receivership and administrative proceedings, Worldport Inc. from time to time made advances to these subsidiaries. Therefore Worldport Inc. is also a creditor of these subsidiaries in these proceedings. The Company is not able to determine at this time the priority of Worldport Inc.'s claim in such proceedings or whether or not Worldport Inc. will be able to recover any portion of these advances. If Worldport Inc. is successful in collecting any portion of these advances, the Company would recognize a gain and an increase of cash at that time.

     Excluding the Net Liabilities of Non-Controlled Subsidiaries for the U.K., Irish and Swedish operations discussed above, there are approximately $22.4 million of liabilities reflected on the Company's December 31, 2002, balance sheet attributable to Worldport Inc. and the remaining subsidiaries not in Administration, receivership or liquidation. Approximately $2.7 million of that amount represents normal operating accruals and reserves related to the continuing operations. The remaining $19.7 million consist of the following accruals for potential obligations related to the exited businesses:

     0 $5.7 million of future rent payments on the Dublin data center lease for which Worldport Inc. had provided a guarantee,

     0 $4.6 million accrued for the potential exposure (including VAT) related to the litigation by Cable & Wireless described below,

     0 $4.0 million of obligations under capital leases, which expire in 2004,

     0 $3.9 million of obligations related to bandwidth contracts entered into in Ireland,

     0 $0.8 million of obligations relating to the old telecommunications business, and

     0 $0.7 million of other Worldport Inc. obligations related to the Irish operations.

     The Company has assumed, for purposes of calculating these liabilities, that it will not be able to mitigate them. However, Company management is currently seeking opportunities to further reduce these liabilities. There can be no assurance that the Company will be successful in its efforts to mitigate these liabilities or that additional claims will not be asserted against Worldport Inc.

     In June 2002, the High Court of Ireland issued a Summary Summons to the parent company, Worldport Inc., on behalf of Cable & Wireless (Ireland) Limited, who is seeking payment of 1.0 million British pounds and 2.3 million Euros, together with applicable VAT. (Excluding VAT, this represents approximately $4.0 million.) These claims relate to unpaid invoices for Internet services provided by Cable & Wireless (Ireland) Limited to the Company's subsidiary in Ireland (now in liquidation) and termination of contract charges. The Company is contesting the validity of the claims and believes that the claims, to the extent valid, are obligations of the Company's Irish subsidiary and not of Worldport Inc. There can be no assurance that such claims will not be successful against Worldport Inc. However, the outcome of the matter is not expected to have a material adverse effect on the consolidated results of the Company in excess of amounts already recorded.

     As discussed above, in October 2002, the Company received a letter from legal counsel to Channor Limited, the landlord of the data center in Dublin, Ireland, with respect to the Company's guarantee on that facility. This letter demanded the payment within 14 days of approximately 0.9 million Euros and the confirmation of the Company's liabilities as guarantor under the lease. In January 2003, the Company's legal counsel received a letter from legal counsel for the landlord in which the landlord demanded that the Company assume the position of tenant under the lease. Should the Company be forced to assume the position of tenant under the lease, the Company could be obligated for the full amount of rent through 2010 plus certain taxes and maintenance expenses. In February 2003, Channor Limited filed a Notice of Motion in the High Court of Ireland against Worldport Inc. in which the landlord demanded payment of approximately 1.2 million Euros, which included additional rent that they claim had accrued since their prior demand. A hearing is scheduled for April 8, 2003. The Company is contesting the validity of the landlord's demands. There can be no assurance that such claims will not be successful against Worldport Inc. However, the outcome of the matter is not expected to have a material adverse effect on the consolidated results of the Company in excess of amounts already recorded. Included in Accrued Expenses at December 31, 2002 is $5.7 million, which represents rent payable on the data center between January 2002 and 2010, the earliest contractual termination date of the lease.

     On March 12, 2003, a complaint was filed in the United States Bankruptcy Court for the District of Delaware against the Company. The complaint was filed on behalf of one of the Company's former customers which is now in bankruptcy and alleges breach of contract, fraud, and misrepresentation in connection with the sale of indefeasible rights of use ("IRUs") to the customer. The plaintiff is seeking payment of $2.2 million plus legal costs and punitive damages. The Company is still evaluating this claim and has not yet made a determination as to the merits of this case. Accordingly, no accrual has been recorded on the Company's financial statements at this time. The Company intends to vigorously contest the allegations.


Lease Commitments

     The Company leases office and network facilities under various noncancelable operating lease agreements. Certain lease agreements contain escalation clauses, along with options that permit early terminations or renewals for additional periods. Additionally, the Company leases EMC storage equipment under a noncancelable capital lease agreement. Future minimum commitments under capital leases and operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows as of December 31, 2002:


                                          Total       2003        2004 - 2005   2006 - 2007    Thereafter
                                          -----       ----        -----------   -----------    ----------
       Capital Lease Obligations         $ 4,233     $ 3,386       $   847        $  --       $  --
       Operating Leases                    6,445       1,375         1,395          1,316       2,359
                                         -------     -------       -------        -------     -------
         Total                           $10,678     $ 4,761       $ 2,242        $ 1,316     $ 2,359
                                         =======     =======       =======        =======     =======


     In December 2002, the Company signed an agreement to assign its Buffalo Grove, Illinois, office lease to a third party. In accordance with the agreement, the Company will be released from this lease on June 1, 2003 upon the payment of approximately $0.4 million to the landlord. This amount has been included in Accrued Expenses on the Company's December 31, 2002 balance sheet.

      Total rental expense for operating leases for the years ended December 31, 2002, 2001 and 2000 was approximately $0.2 million, $2.4 million and $0.9 million, respectively (including $0.2 million, $2.2 million and $0.3 million from discontinued operations for 2002, 2001 and 2000, respectively).


CRITICAL ACCOUNTING POLICIES

      The following discussion of accounting policies is intended to supplement the Company's Significant Accounting Policies as presented in Note 2 to the Company's consolidated financial statements. The expenses and accrued liabilities related to certain of these policies are initially based on the Company's best estimate at the time of original entry into the Company's accounting records. Adjustments are recorded when the Company's actual experience differs from the expected experience underlying the estimates. These adjustments could be material if the Company's experience were to change significantly. The Company makes frequent comparisons of actual experience and expected experience in order to mitigate the likelihood of material adjustments.


Revenue Recognition

     As a result of the fourth quarter 2001 and first quarter 2002 transactions described above, all of the Company's revenues for 2002, 2001 and 2000 have been included in Loss from Discontinued Operations. The Company recognized revenues as services were provided. Amounts billed in advance of services provided were recorded as deferred revenues until such related services are provided and are included in Accrued Expenses. The Company adopted Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" effective January 1, 2000, the adoption of which had no impact on the Company's financial statements. In accordance with SAB 101, installation fees were amortized over the life of the relevant contract, which generally ranged from one to three years.


Impairment

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supercedes SFAS No. 121 and is effective for fiscal years beginning after December 15, 2001. The Company adopted this pronouncement on January 1, 2002. There was no impact to the financial position and results of operations of the Company as a result of the adoption.

     In accordance with SFAS No. 144, the Company continually reviews whether events and circumstances subsequent to the acquisition of any long-lived assets have occurred that indicate the remaining estimated useful lives of those assets may warrant revision or that the remaining balance of those assets may not be recoverable. If events and circumstances indicate that the long-lived assets should be reviewed for possible impairment, the Company uses projections to assess whether future cash flows or operating income (before amortization) on an undiscounted basis related to the tested assets is likely to exceed the recorded carrying amount of those assets, to determine if a write-down is appropriate. Should an impairment be identified, a loss would be reported to the extent that the carrying value of the impaired assets exceeds their fair values as determined by valuation techniques appropriate in the circumstances that could include the use of similar projections on a discounted basis.

     As a result of this periodic review, the Company recorded non-cash asset impairment charges in 2001 and 2002 to write down its long-lived assets of various businesses to their estimated net realizable value, as described in Note 4 to the consolidated financial statements.


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


MARKET RISK

     Prior to the fourth quarter 2001 and first quarter 2002 transactions described above, the majority of the Company's operations were in Europe, and the revenue and expenses of those operations were denominated in local currencies. The remaining assets and liabilities of the Company's non-U.S. subsidiaries are translated at period-end rates of exchange, and income statement items are translated at the average rates prevailing during the period. The resulting translation adjustment is recorded as a component of stockholders' equity. Exchange gains and losses on intercompany balances of a long-term investment nature are also recorded as a component of stockholders' equity. Other foreign exchange gains and losses are recorded in income on a current basis and have been included in Loss from Discontinued Operations. Due to the volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on the Company's future operating results. As a result, the Company may incur gains and losses on foreign currency fluctuations. For 2002, other foreign exchange gains and losses included in income were minimal. For 2001 and 2000, other foreign exchange gains and losses equaled gains of $0.1 million and losses of $2.6 million, respectively. These foreign exchange gains and losses have been included in Loss from Discontinued Operations. The Company has used derivative instruments to hedge its foreign currency exposure only on a limited basis, and had no significant foreign currency hedge contracts outstanding at December 31, 2002.


RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued SFAS No.
141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. Under SFAS No. 142, goodwill amortization ceases when the new standard is adopted. In 2001 and 2000, the Company recorded $2.5 million and $1.0 million, respectively, of goodwill amortization from discontinued operations. No goodwill amortization was recorded in 2002. SFAS No. 142 also requires an initial goodwill impairment assessment in the year of adoption and an impairment test both on an annual basis and upon the occurrence of any event or change in circumstances that would reduce the fair value of a reporting unit below its carrying value. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company adopted this standard at the beginning of its 2002 fiscal year. As the Company had no goodwill or intangibles at December 31, 2001, the adoption of this statement had no impact on the Company's consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The statement provides a single accounting model for long-lived assets to be disposed of. The Company adopted SFAS No. 144 at the beginning of its 2002 fiscal year. The adoption of this statement had no impact on the Company's consolidated financial statements.

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

     In June 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123." The statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the new disclosure requirements in this statement in 2002.




ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Prior to the fourth quarter 2001 and first quarter 2002 transactions described above, the majority of the Company's operations were in Europe, and the revenue and expenses of those operations were denominated in local currencies. The remaining assets and liabilities of the Company's non-U.S. subsidiaries are translated at period-end rates of exchange, and income statement items are translated at the average rates prevailing during the period. The resulting translation adjustment is recorded as a component of stockholders' equity. Exchange gains and losses on intercompany balances of a long-term investment nature are also recorded as a component of stockholders' equity. Other foreign exchange gains and losses are recorded in income on a current basis and have been included in Loss from Discontinued Operations. Due to the volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on the Company's future operating results. As a result, the Company may incur gains and losses on foreign currency fluctuations. For 2002, other foreign exchange gains and losses included in income were minimal. For 2001 and 2000, other foreign exchange gains and losses equaled gains of $0.1 million and losses of $2.6 million, respectively. These foreign exchange gains and losses have been included in Loss from Discontinued Operations. The Company has used derivative instruments to hedge its foreign currency exposure only on a limited basis, and had no significant foreign currency hedge contracts outstanding at December 31, 2002.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial information is included in this Report:

                                                                            Page
                                                                            ----
Independent Auditors' Report...............................................   33

Copy of Report of Arthur Andersen LLP, Independent
  Public Accountants................................ ......................   34

Consolidated Balance Sheets--December 31, 2002 and 2001....................   35

Consolidated Statements of Operations for the years ended
  December 31, 2002, 2001, and 2000.......... .............................   36

Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 2002, 2001, and 2000........................................   37

Consolidated Statements of Comprehensive Income (Loss) for the years
  ended December 31, 2002, 2001, and 2000..................................   38

Consolidated Statements of Cash Flows for the years ended
  December 31, 2002, 2001, and 2000........................................   39

Notes to Consolidated Financial Statements ................................   40

                          INDEPENDENT AUDITORS' REPORT

To Worldport Communications, Inc.:

     We have audited the accompanying consolidated balance sheet of Worldport Communications, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficit), comprehensive income (loss), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 2001 and 2000 and for each of the two years then ended were audited by other auditors, who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated June 5, 2002.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such 2002 consolidated financial statements present fairly, in all material respects, the financial position of Worldport Communications, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.





DELOITTE & TOUCHE LLP

Chicago, Illinois
March 21, 2003

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS (1)

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

     The Company no longer has active business operations as of March 2002 and is considering its alternatives. Among the alternatives that may be considered is the pursuit of acquisition opportunities or a liquidation of the Company. See
Note 1 to the financial statements for further discussion.


                                               /s/   ARTHUR ANDERSEN LLP
                                               -------------------------

                                               ARTHUR ANDERSEN LLP

Chicago, Illinois
June 5, 2002



   (1) This is a copy of the audit report for the years ended December 31, 2001 and 2000, previously issued by Arthur Andersen LLP. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K.


                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                     DECEMBER 31,
                                                                                                     ------------
                                                                                                   2002       2001
                                                                                                   ----       ----
                                            ASSETS

CURRENT ASSETS:
  Cash and cash equivalents...................................................................   $ 107,697  $ 61,475
    Marketable securities.....................................................................      10,841    10,759
    Income tax receivable.....................................................................        --      51,964
  Other current assets........................................................................         284     3,230
                                                                                                 ---------  --------
    Total current assets......................................................................     118,822   127,428
PROPERTY AND EQUIPMENT, net...................................................................         101     5,666
OTHER ASSETS, NET.............................................................................         197     1,722
                                                                                                 ---------  --------
    TOTAL ASSETS..............................................................................   $ 119,120 $ 134,816
                                                                                                 ========= =========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable............................................................................     $ 3,014   $ 9,938
  Accrued expenses............................................................................      14,473    21,264
  Net liabilities of non-controlled subsidiaries..............................................       9,528     1,277
  Current portion of obligations under capital leases.........................................       3,210     4,335
  Other current liabilities...................................................................         846     2,543
                                                                                                 ---------  --------
    Total current liabilities.................................................................      31,071    39,357

Long-term obligations under capital leases, net of current portion............................         834     3,433
                                                                                                 ---------  --------
    Total liabilities.........................................................................      31,905    42,790
                                                                                                 ---------  --------

STOCKHOLDERS' EQUITY:
  Undesignated preferred stock, $0.0001 par value, 4,004,000 shares authorized, 0 shares
    issued and outstanding....................................................................        --        --
  Series A convertible preferred stock, $0.0001 par value, 750,000 shares authorized, 0 shares
    issued and outstanding in 2002 and 2001...................................................        --        --
  Series B convertible preferred stock, $0.0001 par value, 3,000,000 shares authorized,
    956,417 shares issued and outstanding in 2002 and 2001....................................        --        --
  Series C convertible preferred stock, $0.0001 par value, 1,450,000 shares authorized,
    1,416,030 shares issued and outstanding in 2002 and 2001..................................        --        --
  Series D convertible preferred stock, $.0001 par value, 650,000 shares authorized, 316,921
    shares issued and outstanding in 2002 and 2001............................................        --        --
  Series E convertible preferred stock, $.0001 par value, 145,000 shares authorized, 141,603
    shares issued and  outstanding in 2002 and 2001...........................................        --        --
  Series G convertible preferred stock, $.0001 par value, 1,000 shares authorized, 1,000
    shares issued and outstanding in 2002 and 2001............................................        --        --
  Common stock, $0.0001 par value, 200,000,000 shares authorized, 39,087,252 and 38,087,252
    shares issued and outstanding in 2002 and 2001............................................          4         4
  Warrants....................................................................................      2,611     2,611
  Additional paid-in capital..................................................................    187,213   187,213
  Accumulated other comprehensive loss........................................................     (6,511)   (1,938)
  Accumulated deficit.........................................................................    (96,102)  (95,864)
                                                                                                 ---------  --------
    Total stockholders' equity................................................................      87,215   92,026
                                                                                                 ---------  --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................................................   $ 119,120 $ 134,816
                                                                                                 ========= =========

 The accompanying notes are an integral part of these consolidated financial statements.




                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                             -----------------------
                                                                                           2002         2001        2000
                                                                                           ----         ----        ----
REVENUES...........................................................................        $ --         $ --        $ --
COST OF SERVICES...................................................................          --           --          --
                                                                                         --------   ----------   --------
   Gross profit....................................................................          --           --          --
                                                                                         --------   ----------   --------

OPERATING EXPENSES:
   Selling, general and administrative expenses....................................         3,328        5,538      9,539
   Restructuring costs.............................................................            --        1,018          --
   Depreciation and amortization...................................................           151          203        326
                                                                                         --------   ----------   --------
        Operating loss.............................................................        (3,479)      (6,759)    (9,865)
                                                                                         --------   ----------   --------

OTHER INCOME (EXPENSE):
   Interest income.................................................................         1,838        4,617     14,087
   Loss on sale of assets..........................................................           (89)        (289)      (739)
   Other income....................................................................          --             28        --
                                                                                         --------   ----------   --------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
     INCOME TAXES..................................................................        (1,730)      (2,403)     3,483

INCOME TAX PROVISION...............................................................           --          --           --
                                                                                         --------   ----------   --------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS.......................................        (1,730)      (2,403)     3,483

DISCONTINUED OPERATIONS:
   Income (loss) from discontinued operations (net of a tax benefit of $5,597,
        $44,251, and $1,784 in 2002, 2001 and 2000, respectively)..................         1,492     (121,054)   (13,401)
   Gain on disposal of discontinued operations (including a tax benefit of $8,632
        in 2001 and net of a tax provision of $61,784 in 2000).....................           --         1,814    285,150
                                                                                         --------   ----------   --------


NET INCOME (LOSS)..................................................................          (238)    (121,643)   275,232

PREFERRED STOCK BENEFICIAL CONVERSION..............................................           --          --         (688)

                                                                                         --------   ----------   --------
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS.................................      $   (238)   $(121,643)  $274,544
                                                                                         ========   ==========   ========

NET EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS:
   Basic...........................................................................      $  (0.05)   $   (0.06)  $   0.11
                                                                                         ========   ==========   ========
   Diluted.........................................................................      $  (0.05)   $   (0.06)  $   0.06
                                                                                         ========   ==========   ========

NET EARNINGS (LOSS) PER SHARE:
   Basic...........................................................................      $  (0.01)     $ (3.25)  $   9.03
                                                                                         ========   ==========   ========
   Diluted.........................................................................      $  (0.01)     $ (3.25)  $   4.85
                                                                                         ========   ==========   ========

SHARES USED IN NET EARNINGS (LOSS) PER SHARE CALCULATION:
   Basic...........................................................................        39,087       37,372     30,402
   Convertible Preferred Stock.....................................................          --           --       21,513
   Warrants........................................................................          --           --        3,815
   Options.........................................................................           --          --          820
                                                                                         --------   ----------   --------
   Diluted.........................................................................        39,087       37,372     56,550
                                                                                         ========   ==========   ========

 The accompanying notes are an integral part of these consolidated financial statements.




                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                                         ACCUMULATED
                                                                            ADDITIONAL      OTHER       RETAINED
                                             PREFERRED   COMMON              PAID-IN-   COMPREHENSIVE   EARNINGS
                                               STOCK     STOCK   WARRANTS    CAPITAL    INCOME (LOSS)   (DEFICIT)    TOTAL
                                               -----     -----   --------    -------    -------------   ---------    -----

Balance, January 1, 2000.....................    $ --      $   3  $ 23,398   $ 149,824        $ (7,942)$ (248,765)  $(83,482)
Issuance of Series G Preferred Stock.........      --        --        --        2,000             --         --       2,000
Issuance of warrants.........................      --        --      1,229         --              --         --       1,229
Exercise of warrants.........................      --        --    (22,016)     22,016             --         --         --
Exercise of stock options....................      --        --        --          489             --         --         489
Issuance of common stock.....................      --        --        --          340             --         --         340
Preferred Stock beneficial conversion
features.....................................      --        --        --          688             --        (688)       --
Amortization of compensation expense.........      --        --        --          120             --         --         120
Tax benefit from stock option exercises......      --        --        --          262             --         --         262
Cumulative translation adjustment............      --        --        --          --            9,992        --       9,992
Net income...................................      --        --        --          --              --      275,232   275,232
                                                 ------   ------   -------   ---------         --------   --------- ---------
Balance, December 31, 2000...................      --         3     2,611      175,739           2,050      25,779   206,182
Issuance of common stock.....................      --         1        --       11,474             --         --      11,475
Cumulative translation adjustment............      --        --        --          --           (3,747)       --      (3,747)
Unrealized losses on marketable securities
held-for-sale................................      --        --        --          --             (241)       --        (241)
Net loss.....................................      --        --        --          --              --    (121,643)  (121,643)
                                                 ------   ------   -------   ---------         --------   --------- ---------
Balance, December 31, 2001...................      --         4      2,611     187,213          (1,938)   (95,864)    92,026
Cumulative translation adjustment............      --        --        --          --           (4,656)       --      (4,656)
Unrealized gains on marketable securities
held-for-sale................................      --        --        --          --               83        --          83
Net loss.....................................      --        --        --          --              --         (238)     (238)
                                                 ------   ------   -------   ---------         --------   --------- ---------
Balance, December 31, 2002...................    $ --     $   4    $ 2,611   $ 187,213         $(6,511)   $(96,102) $ 87,215
                                                 ======   ======   =======   =========         ========   ========= =========



 The accompanying notes are an integral part of these onsolidated financial statements.





                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)


                                                                             YEAR ENDED DECEMBER 31,
                                                                             -----------------------
                                                                        2002        2001        2000
                                                                        ------      ------      ----
Net income (loss).................................................      $  (238)  $(121,643)     $275,232
Other comprehensive income (loss):
   Foreign currency translation adjustments.......................        4,656)     (3,747)        9,992
   Unrealized gains (losses) on marketable securities held-for-sale          83        (241            --
                                                                        --------  ----------     --------
Comprehensive income (loss).......................................      $(4,811)  $(125,631)     $285,224
                                                                        ========  ==========     ========



 The accompanying notes are an integral part of these consolidated financial statements.




                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                          YEAR ENDED DECEMBER 31,
                                                                                          -----------------------
                                                                                       2002         2001       2000
                                                                                       ----         ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).............................................................      $ (238)    $(121,643)   $275,232
  Adjustments to reconcile net income (loss) to net cash flows from operating activities:
    Gain (loss) from discontinued operations, net of tax benefit................      (1,492)      121,054      13,401
    Gain on disposal of discontinued operations, net of tax provision or
      benefit...................................................................         --         (1,814)   (285,150)
    Depreciation and amortization...............................................         151           203         326
    Loss on sale of assets......................................................          89           289         739
    Asset impairment............................................................         --            263         --
    Non-cash compensation expense...............................................         --            --          120
    Change in other current assets..............................................       1,304         2,007      (4,062)
    Change in accounts payable, accrued expenses and other liabilities..........      (2,710)       (4,803)     (7,876)
                                                                                    --------      --------   ---------
        Net cash flows from operating activities................................      (2,896)       (4,444)     (7,270)
                                                                                    --------      --------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..........................................................         --            (69)       (673)
  Purchase of marketable securities.............................................         --        (11,000)        --
  Sale of assets................................................................          20         1,311         --
  Purchase of real estate held for sale.........................................         --            --       (2,338)
                                                                                    --------      --------   ---------
        Net cash flows from investing activities................................          20        (9,758)     (3,011)
                                                                                    --------      --------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of stock options and warrants........................................         --            --          489
                                                                                    --------      --------   ---------
        Net cash flows from financing activities................................         --            --          489
                                                                                    --------      --------   ---------

Net cash flows from discontinued operations.....................................      49,098       (56,719)    141,039
                                                                                    --------      --------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............................      46,222       (70,921)    131,247
CASH AND CASH EQUIVALENTS, beginning of period..................................      61,475       132,396       1,149
                                                                                    --------      --------   ---------

CASH AND CASH EQUIVALENTS, end of period........................................    $107,697      $ 61,475   $ 132,396
                                                                                    ========      ========   =========



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

       During 2000 and 2001, the Company pursued a new business strategy, focused on the delivery of Internet managed hosting services to global companies doing business in the European marketplace. However, the Company did not achieve the revenue growth it had anticipated, which, combined with the general economic downturn and the slowdown in technology spending, prompted the Company to review various alternatives to its existing business plan. The Company made the decision to take restructuring actions and to divest certain assets during the fourth quarter of 2001 and the first quarter of 2002, as described in Note 4. As a result, the Company no longer has active business operations. Accordingly, results of the exited operations have been classified as discontinued.

      Since the beginning of 2002, the Company has been operating with a minimal headquarters staff while it completes the activities related to exiting its prior businesses and determine how to use its cash resources. Since ceasing its business operations, the Company has actively worked to resolve and settle the Company's outstanding liabilities. Additionally, the Company has considered various alternatives in determining how and when to use its cash resources. The Company has sought and reviewed acquisition opportunities. However, the Company did not pursue any of these opportunities since it did not believe that any of them were in the best interests of its stockholders. The Company has also analyzed a potential liquidation of the Company and its effects on the Company's stockholders.


Recent Developments

      On December 23, 2002, W.C.I. Acquisition Corp., a Delaware corporation ("W.C.I."), commenced a tender offer for any and all of the Company's outstanding common stock at a price of $0.50 per share (the "W.C.I. Offer"). W.C.I. was formed by The Heico Companies, L.L.C. ("Heico"), J O Hambro Capital Management Limited ("Hambro") and certain of their affiliates to complete the W.C.I. Offer. These entities own or have the right to acquire 17,889,147 shares of the Company's common stock, which represents approximately 45% of the Company's outstanding common stock. The W.C.I. Offer was conditioned on, among other things, the valid tender of a majority of the outstanding shares, excluding the shares owned by W.C.I. or its stockholders. W.C.I.'s tender offer expired on February 14, 2003 without purchase of any shares, as certain conditions were not satisfied. W.C.I. reported that approximately 6.8 million shares were tendered in response to the W.C.I. Offer.

      Recognizing the apparent desire of certain stockholders for liquidity demonstrated by their tender of shares pursuant to the W.C.I. Offer, the Company's Board of Directors considered the possibility of a self-tender offer. Upon approval by the Company's Board of Directors, the Company commenced a self-tender offer on March 7, 2003 for any and all of the Company's outstanding common stock at a price of $0.50 per share (the "Self-Tender Offer"). The Self-Tender Offer is not conditioned on any minimum number of shares being tendered, however it is subject to certain conditions described in the Company's Form TO-I filed with the Securities and Exchange

Commission on March 7, 2003. The Self-Tender Offer expires on April 4, 2003, unless extended by the Company. Certain of the Company's stockholders (including the Company's Directors) who own approximately 45% of the Company's common stock have advised the Company that they do not intend to tender any shares in the Self-Tender Offer. Excluding these shares, up to approximately 21.2 million shares could be repurchased by the Company, if all other stockholders were to tender, for a purchase price of $10.6 million.

      On March 7, 2003, in a separate transaction, the Company repurchased approximately 99% of its outstanding preferred stock from Heico. The shares were repurchased for $67.4 million, which represents the aggregate liquidation preference of the purchased shares, including a 7% dividend that is required under the terms of the preferred stock before any distributions on or purchase of the Company's common stock. The Company has made a similar purchase offer to the three remaining preferred stockholders. Worldport has retired the stock it has repurchased from Heico.

      As a result of the preferred stock repurchase transaction, the Company now has approximately $38.7 million in cash and cash equivalents and $10.9 million in marketable securities as of March 25, 2003. If the Self-Tender Offer is not completed because a condition is not satisfied or waived, the Company expects to operate the Company substantially as presently operated. However, in that event, the Company will evaluate other potential strategies including acquiring a new operating business or businesses or liquidating the Company. Following completion of the Self-Tender Offer, the Company intends to explore the possible benefits to its stockholders of a change in domicile to outside the United States of America. The Company also intends to continue to consider potential acquisition opportunities, although the Company has not identified a specific industry on which it intends to focus and has no present plans, proposals, arrangements or understandings with respect to the acquisition of any specific business.


(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries that are under the Company's control. All significant intercompany accounts and transactions have been eliminated.

      Under generally accepted accounting principles, consolidation is generally required for investments of more than 50% of the outstanding voting stock of any investee, except when control is not held by the majority owner. Under these principles, legal reorganization or other proceedings (including Administration, receivership, or liquidation) represent conditions which can preclude consolidation in instances where control rests with an administrator, receiver or liquidator rather than the majority owner. As discussed in Note 4, the U.K., Irish, German and Swedish subsidiaries filed or were placed into the local jurisdiction's applicable proceedings. As a result, the Company deconsolidated the subsidiaries' financial results and began accounting for its investment in the subsidiaries under the equity method of accounting and began recording gains and losses upon settlement.


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

Revenue Recognition

      As a result of the fourth quarter 2001 and first quarter 2002 transactions described in Note 4, all of the Company's revenues for 2002, 2001 and 2000 have been included in Income (Loss) from Discontinued Operations. The Company recognized revenues as services were provided. Amounts billed in advance of services provided were recorded as deferred revenues until such related services were provided. The Company adopted Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" effective January 1, 2000, the adoption of which had no impact on the Company's financial statements. In accordance with SAB 101, installation fees were amortized over the life of the relevant contract, which generally ranged from one to three years.


Cash and Cash Equivalents

      Cash and cash equivalents include cash on hand and all liquid investments with an original maturity of three months or less when purchased.


Marketable Securities

      The Company currently owns a marketable debt security with a contractual maturity of 2004, but has classified that debt security as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This security is carried at fair market value, with unrealized gains and losses reported in stockholders' equity as a component of accumulated other comprehensive loss. For 2002, 2001 and 2000, there have been no gains or losses on securities sold. However, in computing realized gains and losses, the Company will use the specific identification method.


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

                 Leasehold improvements              10  - 25 years
                 Computer software                    2  -  3 years
                 Computer hardware                    2  -  3 years
                 Office equipment & furniture         5  - 10 years

      Leasehold improvements and equipment recorded under capital leases are amortized using the straight-line method over the shorter of the respective lease term or the estimated useful life of the asset.


Asset Impairment

      SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supercedes SFAS No. 121 and is effective for fiscal years beginning after December 15, 2001. The Company adopted this pronouncement on January 1, 2002. There was no impact to the financial position and results of operations of the Company as a result of the adoption.

      In accordance with SFAS No. 144, the Company continually reviews whether events and circumstances subsequent to the acquisition of any long-lived assets have occurred that indicate the remaining estimated useful lives of those assets may warrant revision or that the remaining balance of those assets may not be recoverable. If events and circumstances indicate that the long-lived assets should be reviewed for possible impairment, the Company uses projections to assess whether future cash flows or operating income (before amortization) on an undiscounted basis related to the tested assets is likely to exceed the recorded carrying amount of those assets, to determine if a write-down is appropriate. Should an impairment be identified, a loss would be reported to the extent that the carrying value of the impaired assets exceeds their fair values as determined by valuation techniques appropriate in the circumstances that could include the use of similar projections on a discounted basis.

      As a result of this periodic review, the Company recorded non-cash asset impairment charges, primarily from discontinued operations, to write down its long-lived assets of various businesses to their estimated net realizable value as follows:

     0 In the third quarter of 2001, the Company recorded a non-cash asset impairment charge from discontinued operations of approximately $13.2 million in connection with the write off of goodwill relating to its VIS-able subsidiaries, as described in Note 4.
     0 In the fourth quarter of 2001, the Company recorded non-cash asset impairment charges of approximately $84.8 million ($0.3 million from continuing operations, included in Restructuring Costs, and $84.5 million from discontinued operations) in connection with the fourth quarter 2001 transactions discussed in Note 5.
     0 During 2002, the Company recorded non-cash asset impairment charges from discontinued operations totaling approximately $1.7 million related to certain equipment from the discontinued businesses.


Financial Instruments

      The carrying value of the Company's financial instruments, including cash and cash equivalents, marketable securities, other receivables, accounts payable, and capital lease obligations approximate their fair market values.


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


Earnings (Loss) per Share

      The Company has applied the provisions of SFAS No. 128, "Earnings Per Share", which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings per share includes the effect of dilutive common stock equivalents. In 2002 and 2001, basic and diluted loss per share are the same because all dilutive securities had an antidilutive effect on loss per share. In 2000, diluted earnings per share include the effect of the Company's convertible preferred stock, stock options and warrants. The If Converted method was used to calculate the weighted average shares outstanding for convertible preferred stock. The Treasury Stock method was used to calculate the weighted average shares outstanding for warrants and options.


Accounting for Stock-Based Compensation

      The Company issued stock-based compensation under its existing stock option plans. The Company continues to use the intrinsic fair value method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for

Stock Issued to Employees," to account for the plan. Therefore, no compensation costs are recognized in the Company's financial statements for options granted. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for companies who voluntarily change to the fair value based method of accounting for stock-based employee compensation. The statement also increases stock-based compensation quarterly and annual disclosure requirements for all companies and is effective for financial statements of companies with fiscal years ending after December 15, 2002. The Company adopted the new disclosure requirements in this statement in December 2002. In accordance with SFAS No. 148, the following table presents what the Company's net income (loss) would have been had the Company determined compensation costs using the fair value-based accounting method.

                                                    2002      2001        2000
                                                    ----      ----        ----
      Net income (loss) - as reported             $(238)  $ (121,643)  $ 275,232
      Stock-based compensation cost, net of tax    (738)      (1,960)    (3,846)
                                                  -----   ----------   ---------
      Net income (loss) - pro forma               $(976)  $ (123,603)  $ 271,386
                                                  ======  ===========  =========


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

      During 2001, the Company had three reportable segments: managed hosting, professional services and carrier operations. The managed hosting segment derived revenues primarily from the delivery of services including Internet networking, applications and value-added services, infrastructure, and systems support. The professional services segment derived revenues primarily from Internet-based applications, systems development, and content management support. The carrier operations segment derived revenues primarily from voice, data and other telecommunication services. Company management viewed the three distinct business strategies as different business segments when making operating and investment decisions and for assessing performance. There were no intersegment revenues in any of the years presented.

      As a result of the transactions discussed in Note 4, the Company exited all of its operating segments as of March 31, 2002.


Foreign Currency

      Prior to the transactions described in Note 4, substantially all of the Company's operations were in Europe. The assets and liabilities of the Company's non-U.S. subsidiaries were translated at the rates of exchange as of the balance sheet date, and income statement items were translated at the average rates prevailing during the period. The resulting translation adjustment was recorded as a component of stockholders' equity. Exchange gains and losses on intercompany balances of a long-term investment nature were also recorded as a component of stockholders' equity. Other foreign exchange gains and losses were recorded in income on a current basis and have been included in Loss from Discontinued Operations. For 2002, other foreign exchange gains and losses included in income were minimal. For 2001 and 2000, other foreign exchange gains and losses equaled gains of $0.1 million and losses of $2.6 million, respectively.


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

      At December 31, 2002, there were no significant foreign currency hedge contracts outstanding.


New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. Under SFAS No. 142, goodwill amortization ceases when the new standard is adopted. In 2001 and 2000, the Company recorded $2.5 million and $1.0 million, respectively, of goodwill amortization from discontinued operations. No goodwill amortization was recorded in 2002. SFAS No. 142 also requires an initial goodwill impairment assessment in the year of adoption and an impairment test both on an annual basis and upon the occurrence of any event or change in circumstances that would reduce the fair value of a reporting unit below its carrying value. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company adopted this standard at the beginning of its 2002 fiscal year. As the Company had no goodwill or intangibles at December 31, 2001, the adoption of this statement had no impact on the Company's consolidated financial statements. Following is a reconciliation of net income (loss) and earnings (loss) per share for the years ended December 31, 2002, 2001 and 2000 assuming the adoption of SFAS No. 142 at the beginning of the periods presented:


                                                                             2002          2001         2000
  Net income (loss) from continuing operations, as reported                  $(1,730)    $  (2,403)   $   3,483
  Goodwill amortization from continuing operations                               --            --           --
                                                                             -------     ---------    ---------
      Net income (loss) from continuing operations, proforma                 $(1,730)    $  (2,403)   $   3,483
                                                                             ========     =========   =========

  Net income (loss), as reported                                             $  (238)    $(121,643)   $ 275,232
  Goodwill amortization                                                           --         2,533        1,038
                                                                             -------     ---------    ---------
      Net income (loss), proforma                                            $  (238)    $(119,110)   $ 276,270
                                                                             ========    ==========   =========

  Basic earnings (loss) per share from continuing operations, as
    reported                                                                 $ (0.05)    $   (0.06)   $    0.11
  Goodwill amortization from continuing operations                              --            --           --
                                                                             -------     ---------    ---------
      Basic earnings (loss) per share from continuing operations, proforma   $ (0.05)    $   (0.06)   $    0.11
                                                                             ========    ==========   =========

  Diluted earnings (loss) per share from continuing operations, as           $ (0.05)    $   (0.06)   $    0.06
    reported
  Goodwill amortization from continuing operations                              --            --           --
                                                                             -------     ---------    ---------
      Diluted earnings (loss) per share from continuing operations,
        proforma                                                             $ (0.05)    $   (0.06)   $    0.06
                                                                             ========    ==========   =========


  Basic earnings (loss) per share, as reported                               $ (0.01)    $   (3.25)   $    9.03
  Goodwill amortization                                                           --          0.06         0.03
                                                                             -------     ---------    ---------
      Basic earnings (loss) per share, proforma                              $ (0.01)    $   (3.19)   $    9.06
                                                                             ========    ==========   =========

  Diluted earnings (loss) per share, as reported                             $ (0.01)    $   (3.25)   $    4.85
  Goodwill amortization                                                           --          0.06         0.02
                                                                             -------     ---------    ---------
      Diluted earnings (loss) per share, proforma                            $ (0.01)    $   (3.19)   $    4.87
                                                                             ========    ==========   =========


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

Certain Reclassifications

      Certain reclassifications have been made to amounts previously reported to conform to current period presentation.


(3)      SUPPLEMENTAL CASH FLOW INFORMATION

      Non-cash investing and financing information for the years ended December 31, 2002, 2001 and 2000 is as follows :


                                                                                       2002       2001      2000
                                                                                       ----       ----      ----

Issuance of common stock for the acquisition of hostmark                              $ --      $ 11,475   $  --
Acquisition of property and equipment under capital lease.......................      $ --      $  7,875   $  --
Exercise of warrants for common stock...........................................      $ --      $   --     $22,016
Deferral of VIS-able purchase price collateralized by letter of credit..........      $ --      $   --     $ 2,700
Conversion of related party note payable to 1,000 shares of Series G Preferred
  Stock.........................................................................      $ --      $   --     $ 2,000
Issuance of warrants in connection with Interim Loan Facility...................      $ --      $   --     $ 1,229


      Cash paid for interest in 2002, 2001 and 2000 was approximately $0.3 million, $0.5 million and $0.8 million, respectively. Cash paid for income taxes was approximately $59.9 million in 2000. No cash was paid in 2002 and 2001 for income taxes.


(4)  DISCONTINUED OPERATIONS

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

          0 In November 2001, the Company announced that its Irish subsidiary was ceasing operations at its Dublin, Ireland facility. An orderly shutdown of the Ireland operations was commenced, and was substantially completed by December 31, 2001. In April 2002, Worldport Ireland Limited was given notice that a petition for winding up was filed and would be presented to the Irish High Court by Global Crossing Ireland Limited. The petition was heard by the Irish High Court on May 13, 2002 and a liquidator was appointed for this subsidiary to act on behalf of the creditors. As a result of this action, the liquidator has control over this subsidiary's assets. The assets and liabilities of the Irish subsidiary that were not guaranteed or incurred directly by the parent company, Worldport Communications, Inc. ("Worldport Inc."), were deconsolidated in the second quarter of 2002 and reflected in Net Liabilities of Non-controlled Subsidiaries on the Company's balance sheets (see Note 6). At December 31, 2002, the Net Liabilities of Non-controlled Subsidiaries relating to Ireland equaled $4.0 million. Approximately $18.8 million of liabilities that were guaranteed or incurred by Worldport Inc. have not been deconsolidated and continue to be reflected as liabilities of the Company.

               In September 2002, the liquidator disclaimed the leases for the two facilities previously used by the Irish subsidiary. The Company had provided a letter of credit to the landlord of these facilities equal to approximately 0.5 million Euros to support the lease of one of the facilities. Partial draws of approximately 0.2 million Euros and 0.3 million Euros were made in October 2002 and December 2002, respectively, and paid to the landlord under the letter of credit. The Company expects that the remaining amount of the letter of credit (less than 0.1 million Euros) will be drawn out. This letter of credit is reflected in Other Assets on the Company's balance sheets.

               The Company provided a guarantee with respect to the lease of the other facility. In October 2002, the Company received a letter from legal counsel for the landlord with respect to the Company's guarantee. This letter demanded the payment within 14 days of approximately 0.9 million Euros and the confirmation of the Company's liabilities as guarantor under the lease. In January 2003, the Company's legal counsel received a letter from legal counsel for the landlord in which the landlord demanded that the Company assume the position of tenant under the lease. Should the Company be forced to assume the position of tenant under the lease, the Company could be obligated for the full amount of rent through 2010 plus certain taxes and maintenance expenses. In February 2003, the landlord filed a Notice of Motion in the High Court of Ireland against the Company in which the landlord demanded payment of approximately 1.2 million Euros, which included additional rent that they claim had accrued since their prior demand. A hearing is scheduled for April 8, 2003. The Company is contesting the validity of the landlord's demands. There can be no assurance that such claims will not be successful against the Company. However, the outcome of the matter is not expected to have a material adverse effect on the consolidated results of the Company in excess of amounts already recorded. Included in Accrued Expenses at December 31, 2002 is $5.7 million, which represents rent payable on the data center between January 2002 and 2010, the earliest contractual termination date of the lease.

          0 In December 2001, the Company sold the assets and certain liabilities of its Swedish subsidiary, Hostmark AB, to OM Technology AB for approximately 10 million Swedish kronor, subject to the resolution of a final working capital adjustment. The parties agreed to a final sales price of 7.5 million Swedish kronor (approximately $0.8 million) in July 2002, which was fully collected by August 2002. OM also agreed to assume the ownership of Hostmark AB's Stockholm Internet solutions center and the operations at that center, and all customers' contracts. In September 2002, Hostmark AB was put into liquidation and a liquidator was appointed to control this subsidiary. As a result of the asset sale to OM Technology AB in December 2001, there were no assets and minimal liabilities remaining in this Swedish subsidiary. Those liabilities were deconsolidated in the third quarter of 2002 and are reflected in Net Liabilities of Non-controlled Subsidiaries on the Company's balance sheets (see
               Note 6). At December 31, 2002, the Net Liabilities of Non-controlled Subsidiaries relating to Hostmark AB equaled $0.1 million.

          0 In the third quarter of 2001, the Company experienced a decline in revenue in the Swedish professional services business (formerly known as VIS-able International AB) as there was excess capacity in the Swedish consulting market, major pricing pressures, and slower customer decisions related to new IT projects for those services. In response to this, the Company compared the carrying value of the VIS-able long-lived assets with their estimated future undiscounted cash flows and determined that an impairment loss had occurred. The carrying value was then compared to the estimated future discounted cash flows and the excess carrying value of $13.2 million was recorded as a non-cash asset impairment charge and included in Loss from Discontinued Operations.

               In December 2001, the Company sold its Swedish professional services business to its employees in a management buyout for $0.9 million, the majority of which is in the form of a note. Due to uncertainties related to the collectibility of this note, it has been fully reserved.

          0 In December 2001, the Company placed its German subsidiary, Hostmark GmbH, into receivership under German law. As a result of this action, the receiver has control over this subsidiary's assets. The assets and liabilities of Hostmark GmbH held in receivership were deconsolidated in the Company's financial statements in the fourth quarter of 2001 and were reflected in Net Liabilities of Non-controlled Subsidiaries on the Company's balance sheet as a net liability of approximately $1.4 million (see Note 6).

               In the third quarter of 2002, the Company was informed by its German attorneys that the receiver terminated the Frankfurt lease effective December 31, 2002 under the provisions of German law. As a result, Hostmark GmbH is no longer obligated for lease payments due after the effective date (approximately $1.6 million). The lease liability had originally been recorded by the Company as part of the $101.5 million restructuring charge taken on the discontinued businesses in the fourth quarter of 2001. Additionally, the Company was informed that the receiver has declared insufficiency of the estate under the provisions of German law. This declaration was made because the receiver determined that the remaining net assets of the German company were not sufficient to cover the administrative costs of the proceedings, and consequently, no distributions could be made to the third party creditors (including the Frankfurt landlord for lease payments prior to the December 31, 2002 termination date). This declaration can be revoked in the future to the extent money is collected by the receiver on behalf of Hostmark GmbH in an amount sufficient to provide a distribution to the third party creditors. Based on its understanding of the German proceedings, the Company does not believe it is obligated to fund the Frankfurt lease obligation and other creditor liabilities of the German subsidiary. Therefore, in the third quarter of 2002, the Company reduced its Net Liabilities of Non-controlled Subsidiaries by, and recorded a non-cash gain from discontinued operations of, $1.4 million relating to the net liabilities of the German subsidiary.

          0 In March 2002, the Company made the decision to make no further investment in its U.K. managed hosting operation. On March 26, 2002, the Company's U.K. subsidiaries, Hostmark World Limited and Hostmark U.K. Limited, filed a petition for Administration under the United Kingdom Insolvency Act. An administrator was appointed for these subsidiaries to either reorganize, find new investors, sell or liquidate the U.K. businesses for the benefit of its creditors. As a result of this action, the administrator has control over these subsidiaries' assets. The assets and liabilities of the U.K. subsidiaries that were not guaranteed by Worldport Inc. were deconsolidated in the Company's financial statements in the first quarter of 2002 and are reflected in Net Liabilities of Non-controlled Subsidiaries on the Company's balance sheets (see Note 6). At December 31, 2002, the Net Liabilities of Non-controlled Subsidiaries relating to the U.K. equaled $5.5 million.

               Approximately $7.7 million of liabilities relating to the Slough, U.K. data center lease that were guaranteed by Worldport Inc. were not deconsolidated on the Company's balance sheet. In August 2002, the U.K. administrator identified a new third party tenant for the Slough data center. The Company had previously agreed to guarantee, on behalf of its U.K. subsidiary, the Slough data center lease expiring in 2015. In connection with the August 2002 transaction, the landlord agreed to release the underlying lease guarantee and, therefore, relieve the Company from the $7.7 million lease liability upon the payment of 0.2 million British pounds (approximately $0.3 million), which payment was funded by the Company. The $7.7 million lease liability had originally been recorded by the Company as part of the $10.0 million restructuring charge taken on the U.K. business in the first quarter of 2002. Accordingly, the Company reduced its liabilities by, and recorded a non-cash gain from discontinued operations of, $7.7 million in the second quarter of 2002.


      In addition, the Company completed the sale of its remaining carrier business, Telenational Communications, Inc. ("TNC") in October 2001 for $0.4 million. Due to uncertainties related to the collectibility of this note, the note was fully reserved for in 2001. However, in the fourth quarter of 2002, the Company reached an agreement with the purchaser to accept $0.3 million in full satisfaction of the note. This amount was paid to the Company in the fourth quarter of 2002 and resulted in a cash gain of $0.3 million.

      As a result of these transactions, the Company had exited all three of its operating segments as of March 31, 2002 and is currently operating with only a minimal headquarters staff. Accordingly, results of these operations have been classified as discontinued.

      The operating results of discontinued operations were as follows:

                                              2002         2001          2000
                                              ----         ----          ----
           Net revenue                       $   291    $   10,934    $   9,795
           Restructuring costs (see Note 5)  $   672    $  100,442    $      --
           Asset impairment                  $  --      $   13,222    $      --
           Loss before income taxes          $(4,105)   $ (165,305)   $ (15,185)
           Income tax benefit                $ 5,597    $   44,251    $   1,784
           Net income (loss) from
              discontinued operations        $ 1,492    $ (121,054)   $ (13,401)


       Assets and liabilities related to the discontinued operations consist of the following:

                                                      December 31,  December 31,
                                                          2002          2001
                                                          ----          ----
          Current assets                               $       5    $  3,733
          Other noncurrent assets                              9       6,847
          Current liabilities                            (27,578)    (30,313)
          Long-term liabilities                             (834)     (3,433)
                                                       ---------    ---------
          Net liabilities of discontinued operations   $ (28,398)   $(23,166)
                                                       ==========   =========


(5)      RESTRUCTURING ACTIVITIES

      In the fourth quarter of 2001 and in the first quarter of 2002, the Company recorded restructuring charges of $101.5 million and $10.0 million, respectively, relating to the actions described in Note 4. These restructuring charges primarily included severance, facility exit costs, bandwidth contract termination costs, and the write down of assets to their expected net realizable value and have been primarily included in Income (Loss) from Discontinued Operations.

      The Company compared the carrying value of the long-lived assets located primarily in Ireland, Germany and the U.K. to fair values determined substantially through independent appraisals and estimated future discounted cash flows. The excess carrying value of $84.8 million was recorded as a non-cash asset impairment charge in the fourth quarter of 2001.

      Facility exit costs of $9.3 million and $7.9 million were recorded in the fourth quarter of 2001 and the first quarter of 2002, respectively. These facility exit costs represented rent payments on the Company's U.K., Ireland and German facilities, net of certain estimated sublease recoveries. As discussed in
Note 4, the obligations related to the Slough, U.K., and the Frankfurt, Germany, data center leases have been extinguished through the administration or receivership proceedings. Accordingly, the Company has recognized a non-cash gain of $7.7 million and $1.6 million in the second and third quarters, respectively, of 2002 related to the Slough and Frankfurt lease obligations that were originally recorded as restructuring charges.

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

      The following table summarizes the significant components of the restructuring reserve included in Accrued Expenses at December 31, 2002 (in thousands):


                                           Balance At                                              Balance At
                                            December                     Cash        Non-cash       December
                                            31, 2001     Additions     Payments     Adjustments     31, 2002
                                            --------     ---------     --------     -----------     --------
       Facility exit costs                     $ 9,213     $  7,936     $   (336)     $ (10,926)       $ 5,887
       Bandwidth contract termination            4,329          418            --          (448)         4,299
       Severance                                   761           --         (761)            --             --
       Other costs                               1,257        1,646         (482)        (2,232)           189
                                               -------     --------     --------      ---------        -------
       Total                                   $15,560     $ 10,000     $ (1,579)     $ (13,606)       $10,375
                                               =======     ========     =========     ==========       =======

      The non-cash adjustments of $13.6 million primarily consist of $7.7 million related to the Slough, U.K., lease liability that the Company was released from in August 2002 (as discussed above) and $6.9 million of liabilities related to the U.K., German, and Irish subsidiaries that, along with the other assets and liabilities of those subsidiaries, have been deconsolidated into a separate line item on the Company's balance sheet called Net Liabilities of Non-controlled Subsidiaries (see Note 6). These items were slightly offset by the impact of foreign currency fluctuations on translated balances.

      The Company's management is currently seeking opportunities to further reduce its liabilities related to the exited businesses and evaluating the possible sale or disposition of the remaining assets, including potentially subleasing the facilities remaining under operating lease agreements. All remaining restructuring costs are due to be paid by December 31, 2010, with $4.6 million due in 2003, $0.9 million in 2004, $0.9 million in 2005, $0.9 million in 2006, $0.8 million in 2007 and $2.3 million thereafter.

      The Company used estimates to calculate the restructuring charges, including the ability and timing of the Company to sublease space and the net realizable value of remaining assets. These estimates are subject to change based on the sale of the remaining assets along with the sublease or settlement of future rent obligations.


(6)  NET LIABILITIES OF NON-CONTROLLED SUBSIDIARIES

       As described in Note 4, the Company placed its German subsidiary, Hostmark GmbH, into receivership under German law in December 2001 and a receiver was appointed for this subsidiary. In March 2002, the Company's U.K. subsidiaries, Hostmark World Limited and Hostmark U.K. Limited, filed a petition for Administration under the United Kingdom Insolvency Act and an administrator was appointed for these subsidiaries. In April 2002, the Company's Irish subsidiary, Worldport Ireland Limited, was given notice that a petition for winding up was filed and would be presented to the Irish High Court on behalf of Global Crossing Ireland Limited. The petition was heard by the Irish High Court on May 13, 2002 and a liquidator was appointed for this subsidiary to act on behalf of the creditors. In September 2002, the Company's Swedish subsidiary, Hostmark AB was placed into liquidation and a liquidator was appointed for this subsidiary. As a result of these actions, the Company no longer has control over these subsidiaries' assets.

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

      However, as the liabilities of these subsidiaries exceed the value of its assets, there can be no assurance that these creditors will not make claims against the parent company, Worldport Inc., for these obligations or that, through the proceedings, Worldport Inc. would not be required to satisfy any of these obligations. As a result, the Company has not reflected any adjustments relating to the deconsolidation of these subsidiaries other than by presenting the net liability for each of these subsidiaries as Net Liabilities of Non-controlled Subsidiaries and discontinuing the recording of earnings or losses from these subsidiaries after the effective dates of these proceedings. To the extent that any of these liabilities are extinguished through these proceedings without funding from the Company, the Company may recognize non-cash gains in future periods as a result of the forgiveness of such obligations. Conversely, when the proceedings are completed and liabilities are extinguished, the Company may recognize non-cash losses on the foreign currency translation losses currently included in Accumulated Other Comprehensive Income.

      As discussed in Note 4, a new third party tenant was identified for the Slough, U.K., data center by the U.K. administrator in August 2002. The third party paid approximately 5.7 million British pounds to the U.K. administrator, in addition to the assumption of the lease liability, for the Slough data center operation and related assets. The 5.7 million British pounds proceeds may be used to satisfy all or a portion of the Net Liabilities of Non-controlled Subsidiaries for the U.K. entities, and accordingly, the Company may recognize non-cash gains in future periods as a result of this transaction. Since Worldport Inc. had agreed to guarantee this lease, the related liability was not included in Net Liabilities of Non-controlled Subsidiaries, and the assumption of that liability by the tenant resulted in the recognition of a $7.7 million gain from discontinued operations in the second quarter of 2002.

      Also discussed in Note 4, based on its understanding of the German proceedings, the Company believed that it will not be obligated to fund the Frankfurt lease obligation and other creditor liabilities of the German subsidiary. Therefore, in the third quarter of 2002, the Company reduced its Net Liabilities of Non-controlled Subsidiaries by, and recorded a non-cash gain from discontinued operations of, $1.4 million relating to the net liabilities of the Germany subsidiary.

      In addition to the third party creditors of the Company's subsidiaries, Worldport Inc. from time to time made advances to these subsidiaries prior to the Company's subsidiaries entering into the relevant proceedings. Therefore, Worldport Inc. is also a creditor of these subsidiaries in these proceedings. The Company is not able to determine at this time the priority of Worldport Inc.'s claim in such proceedings or whether or not Worldport Inc. will be able to recover any portion of these advances. If Worldport Inc. is successful in collecting any portion of these advances, the Company would recognize a gain and an increase in cash at that time.

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

      Excluding the liabilities of the U.K., Irish and Swedish subsidiaries that are recorded in Net Liabilities of Non-controlled Subsidiaries as discussed above, there are approximately $22.4 million of liabilities reflected on the Company's December 31, 2002, balance sheet attributable to Worldport Inc. and the remaining subsidiaries not in Administration, receivership or liquidation. The Company has assumed, for purposes of calculating these liabilities, that it will not be able to mitigate them, however, Company management is currently seeking opportunities to further reduce these liabilities. There can be no assurance that the Company will be successful in its efforts to mitigate these liabilities or that additional claims will not be asserted against Worldport Inc.


(7)  FIXED ASSETS

     The Company's fixed assets as of December 31, 2002 and 2001 consist of the following:

                                                            2002       2001
                                                            ----       ----
     Computer hardware.................................     $ 137     $3,759
     Equipment & furniture.............................         7      1,863
     Computer software.................................       257        257
                                                            -----     ------
                                                              401      5,879
        Accumulated depreciation.......................      (300)      (213)
                                                            -----     ------
          Net fixed assets............................      $ 101     $5,666
                                                            =====     ======

     Depreciation expense was approximately $0.2 million, $15.8 million and $3.3 million in 2002, 2001 and 2000, respectively. Of those amounts, $15.6 million and $3.0 million in 2001 and 2000, respectively, were reflected in Income (Loss) from Discontinued Operations.


(8)  ACCRUED EXPENSES

     The Company's accrued expenses as of December 31, 2002 and 2001 consist of the following:

                                                            2002          2001
                                                            ----          ----
     Restructuring costs (see Note 5)..................   $ 10,375    $ 15,560
     Bandwidth costs...................................      1,720       1,750
     Payroll and benefits..............................         13         795
     Other   ..........................................      2,365       3,159
                                                          --------    --------
          Total accrued expenses.......................   $ 14,473    $ 21,264
                                                          ========    ========


(9)   COMMITMENTS AND CONTINGENCIES

Leases

     The Company leases office and network facilities under various noncancelable operating lease agreements. Certain lease agreements contain escalation clauses, along with options that permit early terminations or renewals for additional periods. Additionally, the Company leases EMC storage equipment under a noncancelable capital lease agreement. Future minimum commitments under capital leases and operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows as of December 31, 2002:


     YEAR ENDING DECEMBER 31                                       OPERATING  CAPITAL
     -----------------------                                       ---------  -------
     2003.......................................................      $ 1,375   $3,386
     2004.......................................................          717      847
     2005.......................................................          678       --
     2006.......................................................          658       --
     2007.......................................................          658       --
     Thereafter.................................................        2,359       --
                                                                      -------    ------
     Future minimum lease payments..............................      $ 6,445    4,233
                                                                      =======

        Less portion attributable to interest                                     (189)
                                                                                 ------
        Principal repayments due at December 31, 2002                            4,044
        Less current portion of obligations under capital lease                  3,210
                                                                                 ------
        Long-term obligations under capital lease                               $  834
                                                                                 ======



     In December 2002, the Company signed an agreement to assign its Buffalo Grove, Illinois, office lease to a third party. In accordance with the agreement, the Company will be released from this lease on June 1, 2003 upon the payment of approximately $0.4 million to the landlord. This amount has been included in Accrued Expenses on the Company's December 31, 2002 balance sheet.

     Total rental expense for operating leases for the years ended December 31, 2002, 2001 and 2000 was approximately $0.2 million, $2.4 million and $0.9 million, respectively (including $0.2 million, $2.2 million and $0.3 million from discontinued operations for 2002, 2001 and 2000, respectively).


Legal

      In March 2002, an Administrator was appointed for the U.K. subsidiaries, Hostmark World Limited and Hostmark U.K. Limited, by an order of the Companies Court, Chancery Division of High Court under the United Kingdom Insolvency Act. In April 2002, the Irish subsidiary, Worldport Ireland Limited, was given notice that a petition for winding up was filed and would be presented to the Irish High Court on behalf of Global Crossing Ireland Limited. The petition was heard by the Irish High Court on May 13, 2002 and a liquidator was appointed for this subsidiary to act on behalf of the creditors. As a result of these actions, the Administrator or liquidator has control over these subsidiaries' assets. The Company believes that each of these subsidiaries has potential liabilities which exceed the value of its assets. Certain creditors of these subsidiaries have made claims directly against the parent company, Worldport Inc., for liabilities related to the operation of these subsidiaries and additional creditors could assert similar claims. There can be no assurance that Worldport Inc. will be successful in defending these claims and in limiting its liability for the obligations of its subsidiaries.

      One of the Company's subsidiaries, Hostmark World Limited, was the subject of court action by WSP Communications ("WSP") in the Companies Court of the Chancery Division of the High Court in the U.K. for the payment of approximately $0.5 million. In addition, WSP has alleged that a total of approximately $3 million is owed to it by Hostmark World Limited. WSP alleges that these amounts are owed for work completed on Internet solution centers in Germany, Sweden and the U.K. This action was stayed by the appointment of an Administrator for Hostmark World Limited.

      In June 2002, the High Court of Ireland issued a Summary Summons to the parent company, Worldport Inc., on behalf of Cable & Wireless (Ireland) Limited, who is seeking payment of 1.0 million British pounds and 2.3 million Euros, together with applicable VAT. (Excluding VAT, this represents approximately $4.0 million.) These claims relate to unpaid invoices for Internet services provided by Cable & Wireless (Ireland) Limited to the Company's subsidiary in Ireland (now in liquidation) and termination of contract charges. The Company is contesting the validity of the claims and believes that the claims, to the extent valid, are obligations of the Company's Irish subsidiary and not of Worldport Inc., but is continuing to investigate the claims. There can be no assurance that such claims will not be successful against Worldport Inc. However, the outcome of the matter is not expected to have a material adverse effect on the consolidated results of the Company in excess of amounts already recorded.

      In October 2002, the Company received a letter from legal counsel to Channor Limited, the landlord of the data center in Dublin, Ireland, with respect to the Company's guarantee on that facility. This letter demanded the payment within 14 days of approximately 0.9 million Euros and the confirmation of the Company's liabilities as guarantor under the lease. In January 2003, the Company's legal counsel received a letter from legal counsel for the landlord in which the landlord demanded that the Company assume the position of tenant under the lease. Should the Company be forced to assume the position of tenant under the lease, the Company could be obligated for the full amount of rent through 2010 plus certain taxes and maintenance expenses. In February 2003, Channor Limited filed a Notice of Motion in the High Court of Ireland against Worldport Inc. in which the landlord demands payment of approximately 1.2 million Euros, which included additional rent that they claim had accrued since their prior demand. A hearing is scheduled for April 8, 2003. The Company is contesting the validity of the landlord's demands. However, the outcome of the matter is not expected to have a material adverse effect on the consolidated results of the Company in excess of amounts already recorded. Included in Accrued Expenses at December 31, 2002 is $5.7 million, which represents rent payable on the data center between January 2002 and 2010, the earliest contractual termination date of the lease.

      On January 8, 2003, four substantially identical complaints were filed in the Circuit Court of Cook County, Illinois, County Department, Chancery Division against Worldport and its current directors. Additionally, on January 16, 2003, a complaint was filed in the Court of Chancery of the State of Delaware. The foregoing actions purport to be brought on behalf of all public stockholders of Worldport in connection with the W.C.I. Offer. The actions allege, among other things, that certain of the defendants have breached their fiduciary duties to Worldport and its stockholders. The complaints purport to seek, inter alia, a variety of relief, including in certain circumstances damages and an injunction preventing consummation of the W.C.I. offer. The Company believes these allegations to be without merit and intends to vigorously contest the allegations.

      On March 12, 2003, a complaint was filed in the United States Bankruptcy Court for the District of Delaware against the Company. The complaint was filed on behalf of one of the Company's former customers which is now in bankruptcy and alleges breach of contract, fraud, and misrepresentation in connection with the sale of indefeasible rights of use ("IRUs") to the customer. The plaintiff is seeking payment of $2.2 million plus legal costs and punitive damages. The Company is still evaluating this claim and has not yet made a determination as to the merits of this case. Accordingly, no accrual has been recorded on the Company's financial statements at this time. The Company intends to vigorously contest the allegations.

      On March 13, 2003, a complaint was filed in the Court of Chancery of the State of Delaware against the Company, its current directors and Heico. The complaint alleges breach of fiduciary duty relating to the March 7, 2003 repurchase of the preferred stock from Heico. The complaint seeks relief in the form of a declaration that the defendants have breached their fiduciary duties to the Company and its common stockholders, an accounting by the defendant to the Company for damages resulting from the defendants' breaches of fiduciary duty and reimbursement of the plaintiffs' costs for the action, including attorneys' fees. The Company is still evaluating this claim and has not yet made a determination as to the merits of this case. The Company intends to vigorously contest the allegations.

      In addition to the aforementioned claims, the Company is involved in various lawsuits or claims arising in the normal course of business. In the opinion of management, none of these lawsuits or claims will have a material adverse effect on the consolidated financial position or results of operations of the Company.


(10)   STOCKHOLDERS' EQUITY

COMMON STOCK

     The Company is authorized to issue 200,000,000 shares of common stock, $.0001 par value per share.

     During 2000, 5.3 million and 0.3 million shares of common stock were issued upon exercise of warrants and options, respectively. Additionally in August 2000, the Company issued 0.1 million shares of common stock to a third party in lieu of payment for legal services.

     In April 2001, the Company issued 4.1 million shares of common stock in connection with the acquisition of hostmark. An additional 1.0 million shares was issued in May 2002, pursuant to the terms of the purchase agreement.

     In August 2001, holders of 9,225 shares of Series B Preferred Stock converted their shares into 36,900 shares of the Company's common stock in accordance with the terms of the Series B Preferred Stock agreement.

     At December 31, 2002, 39,087,252 shares of common stock were issued and outstanding.

PREFERRED STOCK

     The Company is authorized to issue 10,000,000 shares of Preferred Stock, $.0001 par value per share.

     On March 7, 2003, the Company repurchased approximately 99% of its outstanding preferred stock from a single owner, The Heico Companies L.L.C. The shares were repurchased for $67.4 million, which represents the aggregate liquidation preference of the purchased shares, including a 7% dividend that is required under the terms of the preferred stock before any distributions on or purchase of the Company's common stock. Worldport has made a similar purchase offer to the three remaining preferred stockholders, who own, in aggregate, 34,056 shares of Series B. Worldport has retired the stock it has repurchased from Heico.

     Following is a description of the preferred stock designated and outstanding at December 31, 2002.


Series A Preferred Stock

     The Company has designated 750,000 shares of its preferred stock to be Series A Convertible Preferred Stock ("Series A") with a par value of $0.0001 and a stated value of $2.25.

     At December 31, 2002, no shares of Series A were outstanding.


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

     In 2001, various holders of Series B Preferred Stock converted their preferred shares into 36,900 shares of the Company's common stock in accordance with the terms of the Series B Preferred Stock agreement.

     At December 31, 2002, 956,417 shares of Series B were outstanding.


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

     At December 31, 2002, 1,416,030 shares of Series C were outstanding.


Series D Preferred Stock

     The Company has designated 650,000 shares of its preferred stock to be Series D Convertible Preferred Stock ("Series D") with a par value of $0.0001 per share and a stated value of $3.25 per share. The Series D is non-cumulative and bears dividends at the rate of 7% per annum, payable in cash or shares of the Company's common stock at the option of the Company. Prior to the declaration or payment of any dividend or other distribution to the common stockholders, the Company must first declare and pay a dividend equal to 7% of the stated value to the holders of the Series D. The Series D is convertible at any time, at the option of the holder, and will be mandatorily converted upon the occurrence of certain events, at a rate of one share of common stock for each share of Series D. Holders of Series D have voting rights equal to one vote per share on all matters submitted to a vote of the stockholders of the Company.

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

     At December 31, 2002, 316,921 shares of Series D were outstanding.


Series E Preferred Stock

     The Company has designated 145,000 shares of its preferred stock to be Series E Convertible Preferred Stock ("Series E") with a par value of $0.0001 per share and a stated value of $35.31 per share. The Series E is non-cumulative and bears dividends at the rate of 7% per annum, payable in cash or shares of the Company's common stock at the option of the Company. Prior to the declaration or payment of any dividend or other distribution to the common stockholders, the Company must first declare and pay a dividend equal to 7% of the stated value to the holders of the Series E. The Series E is convertible at any time, at the option of the holder, and will be mandatorily converted upon the occurrence of certain events, at a rate of 10.865 shares of common stock for each share of Series E. Holders of Series E have voting rights equal to 10.865 votes per share on all matters submitted to a vote of the stockholders of the Company.

     Upon any liquidation, dissolution or winding up of the Company, the holders of Series E shall be entitled to receive $35.31 per share (or such amount that is distributed ratably to holders of all the various outstanding series of the Company's preferred stock), plus all declared but unpaid dividends including any dividends required to be paid as described above, prior to the distribution of any assets of the Company to the holders of the common stock.

     At December 31, 2002, 141,603 shares of Series E were outstanding.

     In connection with the issuance of the Series E in July 1999, the Company granted the holder a three-year option to purchase 424,809 shares of Series F Convertible Preferred Stock for an aggregate purchase price of $15.0 million. This option expired, unexercised, in 2002.

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

     In August 2000, 1,000 shares of Series G were issued in connection with the conversion of a $2.0 million note payable to a related party.

     At December 31, 2002, 1,000 shares of Series G were outstanding.


     Certain of the Company's preferred stock issuances have conversion privileges which constitute beneficial conversion features under the provisions of Emerging Issues Task Force No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF 98-5"). To reflect the value of such conversion features under EITF 98-5, the Company recorded a $0.7 million charge to retained earnings and an equal and offsetting credit to additional paid in capital in 2000. This charge is also included as a decrease in net income attributable to common stockholders in the net earnings per share calculation.


WARRANTS

     The Company entered into a $120 million Interim Loan facility with a consortium of lenders effective June 23, 1998, the terms of which also included the issuance of warrants. The Company repaid the Interim Loan Facility including interest ($147.8 million) with proceeds from the sale of its European operations in January 2000. The Interim Loan Facility holders, in aggregate, received warrants exercisable for 6,643,519 shares of Common Stock at a price per share of $0.01. These warrants were valued at an aggregate of approximately $33.1 million. During 2000, 5,301,063 shares of common stock were issued upon exercise of warrants. At December 31, 2002, 679,451 warrants remained outstanding.


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

     The Company adopted a new long-term stock incentive plan for employees in July 2000. The Company originally reserved 15.0 million shares of common stock for issuance pursuant to the plan. However, the plan provides for an annual increase in the number of shares reserved for issuance equal to 1% of the issued and outstanding shares on each January 1 through 2007. At December 31, 2002, approximately 15.7 million shares had been reserved. Options are awarded at the fair market value on the date of grant. Options vest over a period ranging from three to four years and have a term of ten years.

     A summary of the status of the Company's stock option plans at December 31, 2002 is as follows (in thousands, except share price data):


                                                               1996 OPTION PLAN      2000 OPTION PLAN
                                                               ----------------      ----------------
                                                                        WEIGHTED              WEIGHTED
                                                                        AVERAGE                AVERAGE
                                                              SHARES     PRICE       SHARES     PRICE
                                                              ------     -----       ------     -----
Outstanding at January 1, 2000.............................      4,356      $7.95          --       --
Granted ...................................................         --        --        5,590     $2.87
Exercised..................................................       (375)     $1.53          --       --
Forfeited..................................................       (782)     $8.15         (87)    $2.75
                                                                 -----                  -----
Outstanding at December 31, 2000...........................      3,199      $8.65       5,503     $2.88
Granted ...................................................         --        --        2,202     $3.19
Exercised..................................................         --        --           --       --
Forfeited..................................................       (305)     $9.02      (2,827)    $3.05
                                                                 -----                  -----
Outstanding at December 31, 2001...........................      2,894      $8.61       4,878     $2.92
Granted ...................................................         --        --           --       --
Exercised..................................................         --        --           --       --
Forfeited..................................................       (195)     $7.45      (2,187)    $2.81
                                                                 -----                  -----
Outstanding at December 31, 2002...........................      2,699      $8.69       2,691     $3.01
                                                                 =====                  =====



     The following table sets forth by exercise price range the number of shares outstanding and exercisable, the weighted average exercise price, and the remaining contractual lives of options issued:

                                 WEIGHTED
                   NUMBER OF     AVERAGE      WEIGHTED    NUMBER OF    WEIGHTED
                    OPTIONS REMAINING AVERAGE OPTIONS AVERAGE RANGE OF OUTSTANDING CONTRACTUAL EXERCISE EXERCISABLE EXERCISE
  EXERCISE PRICES  AT 12/31/02      LIFE        PRICE     AT 12/31/02     PRICE
  ---------------  -----------      ----        -----     -----------     -----

      $0.75             115      4.3 years      $ 0.75           115       $0.75
   $2.25--$2.88        2,602     7.4 years      $ 2.85         2,044       $2.84
   $3.09--$9.08        1,261     6.0 years      $ 5.83         1,170       $5.91
  $10.00--$14.19       1,412     5.5 years      $11.83         1,412      $11.83
--------------------------------------------------------------------------------
     Total             5,390     6.5 years      $ 5.85         4,741       $6.23

       If the Company had determined the compensation cost for stock options under SFAS No. 123, net income (loss) and net earnings (loss) per share for the years ended December 31, 2002, 2001 and 2000 would have been the following pro forma amounts:


                                                       2002        2001          2000
                                                       ----        ----          ----
     Net income (loss):
          As reported............................    $  (238)    $(121,643)    $ 275,232
          Pro forma..............................    $  (976)    $(123,603)    $ 271,386

     Net earnings (loss) per share - as reported:
          Basic..................................    $ (0.01)    $   (3.25)    $    9.03
          Diluted................................    $ (0.01)    $   (3.25)    $    4.85
     Net earnings (loss) per share - pro forma:
          Basic..................................    $ (0.01)    $   (3.31)    $    8.93
          Diluted................................    $ (0.02)    $   (3.31)    $    4.79



     Under SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants:

                                   YEAR ENDED DECEMBER 31,
                                   -----------------------
                                  2002       2001        2000
                                  ----       ----        ----

     Risk free rate........     2.6%        3.8%        5.1%
     Expected dividend.....       0%          0%          0%
     Expected lives........    2 years    2 years     10 years
     Volatility............    42.5%       51.3%       30.0%

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


(12)   EMPLOYEE BENEFIT PLAN

     The Company has established a 401(k) profit-sharing plan. Employees 21 years or older are eligible to participate in the plan. Participants may elect to contribute, on a tax-deferred basis, up to 20% of their compensation. The Company will match one-half of a participant's contribution, up to a maximum of 6% of the participant's compensation. The Company's matching contribution fully vests after three years of service. The Company's contributions to the plan were less than $0.1 million in 2002 and were approximately $0.1 million in 2001 and 2000.


(13)   RELATED PARTY TRANSACTIONS

      In October 2000, the Company purchased a Virginia residence from its majority stockholder for $2.3 million in conjunction with an employment arrangement with a former chief executive officer of the Company. This real estate was sold by the Company to an unrelated third party in June 2001 for $1.3 million.

      During 2002, an employee of Heico was appointed a Vice President of Worldport to assist the Company in certain activities. Since December 2001, this employee has devoted substantially all of his working time to these efforts and Worldport has reimbursed Heico for his salary and benefits during this period. The total amount reimbursed by Worldport to Heico for this employee in 2002 was approximately $0.2 million.


(14)   TAXES

     Earnings (loss) before income taxes from continuing operations for the years ended December 31, 2002, 2001 and 2000 consisted of the following:

                                                     2002       2001       2000
                                                     ----       ----       ----
    U.S.                                            $(1,730) $ (2,403)  $3,483
   Foreign                                               --        --       --
                                                    -------  --------   ------
       Income (loss) from continuing operations
          before income taxes...................    $(1,730) $ (2,403)  $3,483
                                                    ======== ========   ======

     There was no income tax provision or benefit from continuing operations in 2002, 2001 and 2000. For each of the three years presented, the income tax provision or benefit was allocated entirely to discontinued operations.

     A reconciliation from the statutory federal tax rate to the Company's effective tax rate for the income tax provision (benefit) from continuing operations for 2002, 2001 and 2000 is as follows:

                                              2002       2001       2000
                                              ----       ----       ----
     Federal statutory rate.............      (35)%      (35)%        34%
     Change in valuation allowance......       35         35         (34)
                                              ----       ----        ----
          Total.........................       -- %       -- %       -- %
                                              ====       ====        ====


     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows:

                                                      2002        2001
                                                      ----        ----
     Deferred tax assets (liabilities):
          Net operating loss carryforwards.....     $  4,570   $ 16,520
          Accrued liabilities..................        2,584      2,005
                Asset reserves.................          298        591
          Property related.....................          149        248
                AMT tax credit carryforward....           --      5,597
          Asset impairment.....................           --      2,322
          Other................................          (59)       (97)
                                                    ---------   --------
             Total deferred tax assets, net....        7,542     27,186
     Less: Valuation allowance.................       (7,542)   (27,186)
                                                    ---------   --------
             Net deferred tax asset............     $    --     $    --
                                                    =========   ========

     SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ability of the Company to fully realize deferred tax assets in future years is generally contingent upon its success in generating sufficient levels of taxable income in those future years. After an assessment of all available evidence, including historical and projected operating trends, the Company was unable to conclude that realization of the deferred tax assets existing at December 31, 2002 and 2001 was more likely than not. Accordingly, valuation allowances totaling $7.5 million and $27.2 million were established to offset the full amount of the deferred tax assets at December 31, 2002 and 2001, respectively.

     At December 31, 2002, the Company had net operating loss carryforwards for U.S. income tax purposes of approximately $13.0 million, which will expire in 2021. Use of the U.S. net operating loss carryforwards may be subject to limitation if the Company undergoes a more than 50% change in ownership during a three-year testing period. If the Company undergoes an ownership change, utilization of the U.S. net operating loss carryforwards will be limited on an annual basis to the fair value of the Company at the date of the change multiplied by the long-term tax-exempt rate as published by the Internal Revenue Service during the month of the ownership change. It is possible that the Company's net operating loss carryforwards may be limited as a result of the repurchase of the preferred stock that occurred in March 2003, as described in
Note 1. Beginning in 2002, the assets and liabilities of the Company's Irish subsidiary, which include the deferred tax assets and the related valuation allowance, are presented as part of the Net Liabilities of Non-controlled Subsidiaries, as discussed in Note 4.

     Additionally, the Company had a $5.6 million alternative minimum tax credit carryforward at December 31, 2001, which under a new U.S. federal tax law that was enacted in March 2002, allowed the Company to carry back the $5.6 million alternative minimum tax credit against taxable income in 2000 for a refund. The Company recognized the additional $5.6 million tax benefit from discontinued operations in the first quarter of 2002.

      In April 2002, the Company received its $57.6 million income tax refund relating to carryback claims filed for the tax year ended December 31, 2001. Receipt of this refund does not indicate that the Internal Revenue Service agrees with the positions taken by the Company in its tax returns. The refund is still subject to review by the Internal Revenue Service of the Company's 2001 tax return. It would not be unusual for the Internal Revenue Service to audit a return resulting in a refund of this magnitude. The Internal Revenue Service could require the Company to return all or a portion of this refund. The statute of limitations for the notification of an audit is generally three years from the filing of the applicable tax return, although this period can be extended by agreement.

(15)   QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                               3 MONTHS ENDED
                                                            ---------------------------------------------------
                                                            MARCH 31,    JUNE 30,   SEPTEMBER 30,  DECEMBER 31,
                                                            ---------    --------   -------------  ------------
2002
----
Revenues...............................................       $  --        $  --        $  --        $  --
Operating loss.........................................       $   (969)    $ (1,016)    $   (703)    $   (791)
Net loss from continuing operations....................       $   (780)    $   (421)    $   (138)    $   (391)
Net income (loss)......................................       $ (8,099)    $  6,541     $  1,466     $   (146)
Net loss per share from continuing operations:
     Basic.............................................       $  (0.02)    $  (0.01)    $  (0.00)    $  (0.01)
     Diluted...........................................       $  (0.02)    $  (0.01)    $  (0.00)    $  (0.01)
Net income (loss) per share:
     Basic.............................................       $  (0.21)    $   0.17     $   0.04     $  (0.00)
     Diluted...........................................       $  (0.21)    $   0.11     $   0.02     $  (0.00)

2001
----
Revenues...............................................       $  --        $  --        $  --        $   --
Operating loss.........................................       $ (1,963)    $ (1,542)    $ (1,448)    $ (1,806)
Net loss from continuing operations....................       $   (173)    $   (501)    $   (475)    $ (1,254)
Net loss...............................................       $ (8,737)    $(16,322)    $(27,580)    $(69,004)
Net loss per share from continuing operations:
     Basic.............................................       $  (0.01)    $  (0.02)    $  (0.01)    $  (0.03)
     Diluted...........................................       $  (0.01)    $  (0.02)    $  (0.01)    $  (0.03)
Net loss per share:
     Basic.............................................       $  (0.26)    $  (0.44)    $  (0.71)    $  (1.77)
     Diluted...........................................       $  (0.26)    $  (0.44)    $  (0.71)    $  (1.77)


      The net loss from discontinued operations for the fourth quarter of 2001 include a $100.5 million restructuring charge related primarily to the shutdown of certain of the Company's managed hosting centers (see Note 5).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      There have been no disagreements with independent auditors on accounting and financial disclosure for the 2002 fiscal year.

      Prior to August 16, 2002, Arthur Andersen LLP ("Andersen") served as the Company's independent auditors. On March 14, 2002, Andersen was indicted on federal obstruction of justice charges arising from the government's investigation of the Enron Corporation. On June 15, 2002, Andersen was convicted of those charges and the firm ceased practicing before the SEC on August 31, 2002. On August 16, 2002, the Company retained Deloitte & Touche LLP as its independent auditors for the year ended December 31, 2002.

      SEC rules require the Company to present historical audited financial statements in its periodic filings with the SEC along with Andersen's consent to the Company's inclusion of its audit report in those filings. Since the Company's former engagement partner and audit manager have left Andersen and in light of the cessation of Andersen's SEC practice, the Company has not been able to obtain the consent of Andersen to the inclusion of its audit report in the Company's relevant current filings and will not be able to obtain Andersen's consent with respect to the Company's future filings. The absence of this consent may limit recovery against Andersen under Section 11 of the Securities Act of 1933.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The Company's directors and executive officers, as of March 25, 2003, are as follows:

NAME                          AGE    PRINCIPAL POSITION WITH REGISTRANT
----                          ---    ----------------------------------
Michael E. Heisley, Sr.        66    Chairman of the Board and Director
Kathleen A. Cote               54    Chief Executive Officer and Director
Stanley H. Meadows             58    Director
Andrew G. C. Sage II           77    Director
Emily Heisley Stoeckel         39    Director


MICHAEL E. HEISLEY, SR.

      Michael E. Heisley, Sr. has been a member of the Board of Directors since December 1998, Chairman of the Board of Directors since June 1999 and Chief Executive Officer of the Company from April 2000 to May 2001. Mr. Heisley has been the sole managing member of The Heico Companies L.L.C. since October 1997. Mr. Heisley received a Bachelor's degree in Business Administration from Georgetown University.


KATHLEEN A. COTE

      Kathleen A. Cote has been Chief Executive Officer since May 2001 and a member of the Board of Directors since July 2000. Prior to becoming Worldport's Chief Executive Officer, Ms. Cote was President of Seagrass Partners, a consulting firm, since September 1998. From 1996 to 1998, Ms. Cote served as President and Chief Executive Officer of Computervision Corporation, an international supplier of product development and data management software, where she also served as President and Chief Operating Officer. From 1989 to 1995, Ms. Cote served as President and General Manager of PrimeService, a division of Prime Computer, the predecessor to Computervision Corporation. Ms. Cote is also a director of Forgent Corporation, Radview Corporation and Western Digital Corporation.


STANLEY H. MEADOWS

      Mr. Stanley H. Meadows has been a member of the Board of Directors since December 1998 and has served as Secretary or Assistant Secretary of Worldport since July 2000. Mr. Meadows has been General Counsel of Heico since February 1998 and is the president of a professional corporation that is a partner at the law firm of McDermott, Will & Emery since 1985. Mr. Meadows is a director of Tom's Foods, Inc. Mr. Meadows received a Bachelor of Science degree from the University of Illinois and a law degree from the University of Chicago.


ANDREW G. C. SAGE II

       Mr. Andrew G.C. Sage, II has been a member of the Board of Directors since April 1999. Mr. Sage has served as Chief Executive Officer of Sage Capital Corporation, a general business and financial management corporation specializing in business restructuring and problem solving, since 1993 and was President and Chief Executive Officer of Robertson-Ceco Corporation, a metal buildings manufacturing company, from November 1992 to December 1993. Mr. Sage held various positions with Lehman Brothers, Inc. and its predecessors, Lehman Brothers and Lehman Brothers Kuhn Loeb, Inc., since joining the investment bank in 1948, including General Partner from 1960-1970, President from 1970-1973,

Vice Chairman from 1973-1977, Managing Director from 1977-1987, and Senior Consultant from 1987-1990. Since 1990, Mr. Sage has been a consultant in general business and financial management. . Mr. Sage is a director of American Superconductor Corporation and Tom's Foods, Inc. and is currently the Chairman of the Board of Robertson-Ceco Corporation.


EMILY HEISLEY STOECKEL

      Ms. Emily Heisley Stoeckel has been a member of the Board of Directors since October 2000. Ms. Heisley Stoeckel is a Managing Director of Heico Acquisitions and a Director of The Heico Companies, L.L.C. Ms. Heisley Stoeckel is also a director of Tom's Foods, Inc. Ms. Heisley Stoeckel received a bachelor's degree from Northwestern University and a Master of Business Administration from the University of Chicago. Ms. Heisley Stoeckel is the daughter of Mr. Michael Heisley, Sr., the Company's Chairman of the Board.



             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and officers, and persons who beneficially own more than 10% of the Company's common stock, to file with the Securities and Exchange Commission ("SEC") reports of beneficial ownership and changes in beneficial ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

      Based solely on the review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that, during the 2002 fiscal year, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except a Form 4 relating to a single transaction was inadvertently filed late on Jonathan Hicks' behalf.




ITEM 11.   EXECUTIVE COMPENSATION

      The following summary compensation table sets forth information concerning cash and non-cash compensation for services rendered during the fiscal years ended December 31, 2002, 2001 and 2000 to (a) the Chief Executive Officer of the Company during 2002, (b) the highest paid executive officers who were executive officers as of December 31, 2002 and (c) certain other executive officers who would have been among the highest paid executive officers if they had been executive officers of the Company as of December 31, 2002 (the "Named Executive Officers").


                           SUMMARY COMPENSATION TABLE

                                               Annual Compensation        Long-Term Compensation
                                               -------------------        ----------------------
                                                                        Restricted    Securities
                                                                           Stock      Underlying      All Other
Name and Principal Position          Year     Salary        Bonus         Awards     Options/SARs    Compensation
                                     ----     ------        -----         ------     ------------    ------------

Kathleen A. Cote (1)                 2002     $300,000         --           --           --               --
      Chief Executive Officer        2001     $173,077         --           --           --               --
      and Director                   2000           --         --           --        100,000(2)          --

------------------

1)       Ms. Cote has served as Chief Executive Officer of the Company since May 2001.


2)       Stock options were granted to Ms. Cote in July 2000 for her role as director of the Company.




                                     OPTIONS

     No individual grants of options to purchase common stock were made to any of the Named Executive Officers during the year ended December 31, 2002.


     The following table sets forth certain information with respect to each Named Executive Officer concerning the exercise of options to purchase common stock during the fiscal year ended December 31, 2002, as well as unexercised options to purchase common stock held as of the end of such fiscal year:


 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES


                                  Shares                     Number of Securities
                                 Acquired                         Underlying                Value of Unexercised
                                    On        Value         Unexercised Options at          In-the-Money Options
             NAME                Exercise   Realized          December 31, 2002             December 31, 2002 (1)
                                 --------   --------          -----------------             ---------------------
                                                        Exercisable    Unexercisable    Exercisable    Unexercisable
                                                        -----------    -------------    -----------    -------------
Kathleen A. Cote                        --          --        56,250           43,750             --            --
      Chief Executive Officer
      and Director

  ----------------

1) Value is calculated in accordance with the rules of the SEC by subtracting the exercise price per share for each option from the fair market value of the underlying common stock as of December 31, 2002 and multiplying that difference by the number of shares of common stock subject to the option. Based on the fair market value of one share of common stock of $0.48 as of December 31, 2002, there were no unexercised options in-the-money at December 31, 2002.



                             DIRECTORS' COMPENSATION

      No compensation was paid to the non-employee members of the Board of Directors for their service as Directors in 2002. The Directors are entitled to reimbursement by the Company for their reasonable expenses incurred in acting as Directors.



           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      During 2002, the entire Board of Directors performed the functions of a Compensation Committee for the Company. Ms. Cote, one of the Company's directors, has been the Chief Executive Officer of the Company since May 2001. Mr. Meadows, one of the Company's directors, is a partner of McDermott, Will & Emery, a law firm which provided the Company with legal services during 2002, 2001, and 2000.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                  COMMON STOCK

      The following table sets forth certain information as of March 25, 2003 (except as otherwise indicated) regarding the beneficial ownership of the common stock by (i) all individuals known to beneficially own 5% or more of the outstanding common stock, (ii) each of the Named Executive Officers (as defined above under Executive Compensation), directors and nominees for director and
(iii) all of the Company's executive officers and directors as a group, in each case to the best of the Company's knowledge. Except as otherwise indicated, the Company believes that the beneficial owners of such securities listed below have sole investment and voting power with respect to such shares. Unless otherwise indicated, the address of the directors and officers listed in the tables below is that of the Company's principal offices located at 975 Weiland Road, Suite 160, Buffalo Grove, Illinois 60089.



                                                                   Number of Shares
                                                                     Beneficially          Percent of
                   Name of Beneficial Owner                            Owned (1)           Class (2)
                                                                       ---------           ---------
The Heico Companies, LLC (3)                                           6,757,158              17.3%
Michael E. Heisley (4)                                                 8,811,324              22.5%
J O Hambro Capital Management Limited (5)                              9,367,869              24.0%
Stanley H. Meadows (6)                                                 1,832,870               4.7%
Andrew G. C. Sage II (6)                                                 168,750                 *
Kathleen A. Cote (7)                                                      68,750                 *
Emily Heisley Stoeckel (8)                                                63,700                 *
Executive officers and directors as a group (five people) (9)         10,945,394              28.0%

-----------

   * Less than 1%.


1) With respect to any particular individual or group, the number of shares of common stock beneficially owned by such individual or group includes the number of shares of common stock issuable upon the conversion of convertible securities or the exercise of options owned by such individual or group, in each case if such securities are convertible or exercisable within 60 days of March 25, 2003.

2) Based on 39,087,252 shares of common stock outstanding as of March 25, 2003.

3) Includes 679,451 shares of common stock issuable upon exercise of a warrant. The address of this stockholder is 5600 Three First National
         Plaza, Chicago, Illinois 60602.

4)       Represents all shares beneficially owned by The Heico Companies, LLC
         ("Heico"), an entity which Mr. Heisley controls, plus 2,054,166 shares of common stock which may be acquired pursuant to options owned directly by Mr. Heisley. Mr. Heisley's address is c/o Heico, 5600
         Three First National Plaza, Chicago, Illinois 60602.

5)       Pursuant to a Schedule 13D filed on December 24, 2002 by (i) J O Hambro
         Capital Management Group Limited ("J O Hambro Group"), (ii) J O Hambro
         Capital Management Limited ("J O Hambro Capital Management"), (iii)
         Christopher Harwood Bernard Mills, (iv) American Opportunity Trust plc
         ("American Opportunity Trust"), (v) Growth Financial Services Limited
         ("GFS"), (vi) North Atlantic Smaller Companies Investment Trust plc
         ("NASCIT"), (vii) Oryx International Growth Fund Limited ("Oryx"),
         (viii) Consulta (Channel Islands) Limited ("Consulta"), (ix) The
         Trident North Atlantic Fund ("Trident North Atlantic") and (x) The
         Trident European Fund ("Trident European"), as of December 24, 2002, such persons/entities beneficially owned the following shares of common stock pursuant to shared investment and voting power: 9,367,869 shares


         (24.0%), 9,367,869 shares (24.0%), 9,367,869 shares (24.0%), 1,924,000 shares (4.9%), 1,743,000 shares (4.5%), 1,743,000 shares (4.5%),
         625,000 shares (1.6%), 625,000 shares (1.6%), 1,087,500 shares (2.8%)
         and 1,051,500 shares (2.7%), respectively. The address of J O Hambro
         Group, J O Hambro Capital Management, Christopher Harwood Bernard
         Mills, GFS, NASCIT and American Opportunity Trust is Ryder Court, 14
         Ryder Street, London SW1Y 6QB England. The address of Oryx and Consulta is Bermuda House, St. Julian's Avenue, St. Peter Port, Guernsey. The address of Trident North Atlantic and Trident European is P.O. Box 309
         Ugland House, George Town, Grand Cayman, Cayman Islands. J O Hambro
         Group is the ultimate holding company for J O Hambro Capital
         Management. J O Hambro Capital Management serves as co-investment advisor to American Opportunity Trust and NASCIT (two publicly-held investment trust companies), as investment advisor to Oryx (a closed-end investment company) and as investment advisor to Trident
         North Atlantic Fund and Trident European Fund (two publicly-held regulated Mutual Funds). Christopher Harwood Bernard Mills serves as an executive director of NASCIT and American Opportunity Trust, as a director of J O Hambro Capital Management, Oryx and Trident North
         Atlantic Fund, and as co-investment advisor to American Opportunity
         Trust and NASCIT. Consulta serves as investment manager to Oryx. GFS has undertaken to provide the services of Christopher Mills to NASCIT.

6) Includes 68,750 shares of common stock issuable upon the exercise of options.

7) Represents shares of common stock issuable upon the exercise of options.

8) Includes 63,700 shares of common stock issuable upon the exercise of options.

9) Includes 3,002,367 shares of common stock issuable upon the exercise of options or warrants.


                                 PREFERRED STOCK

       On March 7, 2003, the Company repurchased approximately 99% of its outstanding preferred stock from Heico. The shares were repurchased for $67.4 million, which represents the aggregate liquidation preference of the purchased shares, including a 7% dividend that is required under the terms of the preferred stock before any distributions on or purchase of the Company's common stock. The Company has made a similar purchase offer to the three remaining preferred stockholders, the aggregate purchase price of which equals $0.2 million. Worldport has retired the stock it has repurchased from Heico.

      At March 25, 2003, there were 34,056 shares of Series B Preferred Stock outstanding. The Series B Preferred Stock votes as a single class with the common stock, with each share entitled to 40 votes. Each share of Series B Preferred Stock is currently convertible into four shares of common stock and is subject to mandatory conversion upon the date on which 70% of the Series B Preferred Stock has been converted.

      Upon any liquidation, dissolution or winding up of the Company, the holders of the outstanding preferred stock, in the aggregate, shall be entitled to receive approximately $0.2 million prior to the distribution of any assets of the Company to the holders of the common stock.

     The following table sets forth certain information as of March 25, 2003 (except as otherwise indicated) regarding the beneficial ownership of Series B Preferred Stock by (i) all individuals known to beneficially own 5% or more of the outstanding shares of such class of security, (ii) each of the Named Executive Officers (as defined above under Executive Compensation), directors and nominees for director and (iii) all of the Company's executive officers and directors as a group, in each case to the best of the Company's knowledge. Except as otherwise indicated, the Company believes that the beneficial owners of such securities listed below have sole investment and voting power with respect to such shares. Unless otherwise indicated, the address of the directors and officers listed in the tables below is that of the Company's principal offices located at 975 Weiland Road, Suite 160, Buffalo Grove, Illinois 60089.




                                                              Number of Shares
                                                                Beneficially       Percent of
                       Name of Beneficial Owner                     Owned          Class (1)
                                                                    -----          ---------
        Peter A. Howley (2)                                          18,657         54.8%
        Mario Monello (3)                                            10,261         30.1%
        Dean Kehler (4)                                               5,136         15.1%
        Michael E. Heisley                                               --            --
        Stanley H. Meadows                                               --            --
        Andrew G. C. Sage II                                             --            --
        Kathleen A. Cote                                                 --            --
        Emily Heisley Stoeckel                                           --            --
        Executive officers and directors as a group (five                --            --
        people)

---------------------

1)       Based on 34,056 shares of Series B Preferred Stock outstanding as of
         March 25, 2003.

2)       Mr. Howley's address is c/o The ConnectME Center, 135 Third Street,
         San Rafael, California, 94901.

3)       Mr. Monello's address is 425 Lexington Avenue, 5th Floor, New York,
         New York 10017.

4)       Mr. Kehler's address is 1172 Park Avenue, New York, New York 10128.



                      EQUITY COMPENSATION PLAN INFORMATION

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

     The Company adopted a new long-term stock incentive plan for employees in July 2000. The Company originally reserved 15.0 million shares of common stock for issuance pursuant to the plan. However, the plan provides for an annual increase in the number of shares reserved for issuance equal to 1% of the issued and outstanding shares on each January 1 through 2007. At December 31, 2002, approximately 15.7 million shares had been reserved. Options are awarded at the fair market value on the date of grant. Options vest over a period ranging from three to four years and have a term of ten years.

     The following table sets forth certain information with respect to the Company's equity compensation plans existing at December 31, 2002 (number of shares in thousands):


                                            Number of                           Number of securities
                                         securities to be                       remaining available
                                           issued upon       Weighted-average   for future issuance
  Plan Category                            exercise of         exercise price       under equity
                                           outstanding         of outstanding    compensation plans
                                        options, warrants        options,      (excluding securities
                                            and rights         warrants and     reflected in column
                                               (a)                rights                (a))
  Equity compensation plans
      approved by security holders                    5,390             $5.85                  17,830
  Equity compensation plans
      not approved by security                          --                 --                     --
                                                      -----             -----                  ------
  holders
          Total                                       5,390             $5.85                  17,830
                                                      =====                                    ======


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Mr. Meadows, one of the Company's directors, is a partner of McDermott, Will & Emery, a law firm which provided the Company with legal services during 2002, 2001 and 2000.

      During 2002, an employee of Heico was appointed a Vice President of Worldport to assist the Company in certain activities. Since December 2001, this employee has devoted substantially all of his working time to these efforts and Worldport has reimbursed Heico for his salary and benefits during this period. The total amount reimbursed by Worldport to Heico for this employee in 2002 was approximately $0.2 million.

      In October 2000, the Company purchased a Virginia residence for approximately $2.3 million in connection with an employment arrangement with Mr. Grivner, a former chief executive officer of the Company. This real estate was sold by the Company in June 2001 to an unrelated third party for $1.3 million.




ITEM 14.  CONTROLS AND PROCEDURES

      Kathleen A. Cote, the Company's Chief Executive Officer and acting Chief Financial Officer, has evaluated the Company's disclosure controls and procedures within 90 days of the filing date of this report. Based on her evaluation, she has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

      There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

                                     PART IV


ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)

1.   FINANCIAL STATEMENTS

      None.

2.   FINANCIAL STATEMENT SCHEDULES

     The following financial statement schedules are submitted as part of this report:

          (i) Independent Auditors' Report

          (ii) Copy of Arthur Andersen LLP's Report of Independent Public Accountants on Financial Statement Schedule

          (iii) Schedule II--Valuation and Qualification Accounts

     All other schedules are not submitted because they are not applicable or are not required under Regulation S-X or because the required information is included in the financial statements or notes thereto.

3.   EXHIBITS

     The exhibits required by Item 601 of Regulation S-K are listed in the
Exhibit Index hereto.



(B)  REPORTS ON FORM 8-K

      None.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                           WORLDPORT COMMUNICATIONS, INC.


                                                      /S/ KATHLEEN A. COTE
                                           By:  -------------------------------

                                                    Kathleen A. Cote
                                                 Chief Executive Officer

Dated: March 28, 2003

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:


        SIGNATURE                          TITLE                     DATE
        ---------                          -----                     ----
    /s/ KATHLEEN A. COTE         Chief Executive Officer          March 28, 2003
    --------------------         and Director
                                 (Principal Executive,
      Kathleen A. Cote           Financial and Accounting
                                 Officer)


/s/ MICHAEL E. HEISLEY, SR.      Director and Chairman of the     March 28, 2003
---------------------------      Board

  Michael E. Heisley, Sr.


   /s/ STANLEY H. MEADOWS        Director                         March 28, 2003
   ----------------------

     Stanley H. Meadows


 /s/ EMILY HEISLEY STOECKEL      Director                         March 28, 2003
 --------------------------

   Emily Heisley Stoeckel


 /s/ ANDREW G. C. SAGE, II       Director                         March 28, 2003
 -------------------------

   Andrew G. C. Sage, II

                                 CERTIFICATIONS
                                 --------------

         I, Katheen A. Cote, certify that:

                  1. I have reviewed this annual report on Form 10-K of Worldport Communications, Inc.;

                  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

                  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

                  4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

                           a) designed such disclosure controls and procedures
                  to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

                           b) evaluated the effectiveness of the registrant's
                  disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                           c) presented in this annual report our conclusions
                  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

                  6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

           /s/ Kathleen A. Cote
         ---------------------------------------
         Kathleen A. Cote
         Chief Executive Officer and acting Chief Financial Officer


         March 28, 2003

                          INDEPENDENT AUDITORS' REPORT


To Worldport Communications, Inc.:

      We have audited the consolidated financial statements of Worldport Communications, Inc. and subsidiaries as of December 31, 2002, and for the year then ended and have issued our report thereon dated March 21, 2003; such consolidated financial statements and report are included in this Annual Report on Form 10-K of Worldport Communications, Inc. for the year ended December 31, 2002. The 2002 financial statement schedule of Worldport Communications, Inc. listed in Item 15 is presented for the purpose of complying with the reporting requirements of the Securities and Exchange Commission and is not a required part of the basic financial statements. This schedule is the responsibility of the Company's management. Such schedule has been subjected to the auditing procedures applied in our audit of the 2002 basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the 2002 basic financial statements taken as a whole. The 2001 and 2000 schedules were subject to auditing procedures by other auditors who have ceased operations and whose report, dated March 27, 2002, stated that such information is fairly stated in all material respects when considered in relation to the basic 2001 and 2000 financial statements taken as a whole.



/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Chicago, Illinois
March 21, 2003

      The following Report of Independent Public Accountants is a copy of a report that Arthur Andersen LLP previously issued in connection with Worldport Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001. Effective August 16, 2002, Worldport Communications, Inc. dismissed Arthur Andersen LLP as its independent auditors. Arthur Andersen LLP has not reissued this report in connection with the preparation of Worldport Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002, and this report related only to Worldport Communications, Inc.'s financial statements as of and for the years ended December 31, 2001 and December 31, 2000.




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES included in this Form 10-K and have issued our report thereon dated March 27, 2002. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule on page 75 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                /s/   ARTHUR ANDERSEN LLP
                                                -------------------------

                                                ARTHUR ANDERSEN LLP

Chicago, Illinois
March 27, 2002


                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002
                                 (IN THOUSANDS)



                                                                  ADDITIONS
                                                                  ---------
                                             BALANCE AT           CHARGED TO               BALANCE AT
                                              BEGINNING CHARGED TO   OTHER                   END OF
     DESCRIPTION                              OF PERIOD   INCOME   ACCOUNTS   DEDUCTIONS     PERIOD
     -----------                              ---------   ------   --------   ------------   ------
     Provision for uncollectible accounts
          2000..............................       $ 359     $ 368      $ --      $ 706 (1)     $  21
          2001..............................       $  21     $ 799      $ --      $ 43          $ 777
          2002..............................       $ 777     $ --       $ --      $ 777 (1)     $ --

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

3.2 Bylaws of the Company, as amended, previously filed as Exhibit 3.2 to Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

4.1 Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock of the Company, dated March 6, 1998, previously filed as Exhibit 4.1 to Form 10-Q for the fiscal quarter ended March 31, 1998, and incorporated herein by reference.

10.1 *Worldport Communications, Inc. Amended and Restated Long-Term Incentive Plan, as amended, effective October 1, 1996, previously filed as Exhibit 10.17 of form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.

10.2         *Worldport Communications, Inc. 2000 Long-Term Stock Incentive
              Plan, previously filed as Exhibit 10.3 to Form 10-Q for the fiscal quarter ended June 30, 2000, and incorporated herein by reference.

10.3 Shareholders Agreement, dated April 25, 2001, between the Company and Hostmark World, LP, previously filed as Exhibit 10.1 to Form 8-K Dated April 26, 2001, and incorporated herein by reference.

10.4 Registration Rights Agreement, dated April 25, 2001, among the Company, Hostmark World LP and N.M. Rothschild and Sons Limited previously filed as Exhibit 10.2 to Form 8-K dated April 26, 2001, and incorporated herein by reference.

10.5 Lease Agreement by and between the Company, Channor Limited and Blanchardstown Corporate Park, dated August 3, 2000 previously filed as Exhibit 10.18 to Form 10-Q for the fiscal quarter ended March 31, 2001 and incorporated herein by reference.

21.1         +Subsidiaries of the Company

23.1         +Independent Auditors' Consent

99.1 +Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     +   Filed herewith
     *   Compensation plan or agreement