Form 10-Q
period 2003-03-31
WORLDPORT COMMUNICATIONS INC
filed 2003-04-30
CIK 857847

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               ------------------


                                   FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

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

                        2626 Warrenville Road, Suite 400
                             Downers Grove, IL 60515
                    (Address of principal executive offices)

                                 (312) 456-2536
                                 --------------
              (Registrant's telephone number, including area code)

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

As of April 25, 2003, the Registrant had 32,940,207 shares of Common Stock, par value $0.0001, outstanding.


================================================================================

                         WORLDPORT COMMUNICATIONS, INC.
                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION
------------------------------

       Item 1.   Financial Statements - unaudited

                 Condensed Consolidated Balance Sheets as of
                 March 31, 2003 and December 31, 2002........................  3

                 Condensed Consolidated Statements of Operations
                 for the Three Months Ended March 31, 2003 and 2002..........  4

                 Condensed Consolidated Statements of Cash Flows for the
                 Three Months Ended March 31, 2003 and 2002..................  5

                 Notes to Condensed Consolidated Financial Statements........  6

       Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations............... 17

       Item 3.   Quantitative and Qualitative Disclosures About Market Risk.. 24

       Item 4.   Controls and Procedures..................................... 24

PART II - OTHER INFORMATION
---------------------------

       Item 1.   Legal Proceedings........................................... 26

       Item 2.   Changes in Securities....................................... 27

       Item 6.   Exhibits and Reports on Form 8-K............................ 28


SIGNATURE.................................................................... 29

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                              MARCH 31,      DECEMBER 31,
                                                                                                 2003            2002
                                                                                                 ----            ----
                                          ASSETS
CURRENT ASSETS:
    Cash and cash equivalents...................................................                  $ 38,681        $ 107,697
    Marketable securities.......................................................                    10,942           10,841
    Other current assets........................................................                       165              284
                                                                                                  --------        ---------
                  Total current assets..........................................                    49,788          118,822
    PROPERTY AND EQUIPMENT, net.................................................                        67              101
    OTHER ASSETS................................................................                       185              197
                                                                                                  --------        ---------
                       TOTAL ASSETS.............................................                  $ 50,040        $ 119,120
                                                                                                  ========        =========


                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable...........................................................                  $  2,877          $ 3,014
     Accrued expenses...........................................................                    14,744           14,473
     Net liabilities of non-controlled subsidiaries.............................                     9,582            9,528
     Current portion of obligations under capital leases .......................                     3,389            3,210
     Other current liabilities..................................................                       814              846
                                                                                                  --------        ---------
                    Total current liabilities...................................                    31,406           31,071

      Long-term obligations under capital leases, net of current portion........                      --                834
                                                                                                  --------        ---------
                    Total liabilities...........................................                    31,406           31,905

STOCKHOLDERS' EQUITY:
     Undesignated preferred stock, $0.0001 par value, 4,004,000 shares
        authorized, no shares issued and outstanding............................                        --               --
     Series A convertible preferred stock, $0.0001 par value, 750,000 shares
        authorized, no shares issued and outstanding............................                        --               --
     Series B convertible preferred stock, $0.0001 par value, 3,000,000 shares authorized, 34,056 and 956,417 shares issued and outstanding in 2003
        and 2002, respectively .................................................                        --               --
     Series C convertible preferred stock, $0.0001 par value, 1,450,000 shares authorized, 0 and 1,416,030 shares issued and outstanding in 2003 and
        2002, respectively .....................................................                        --               --
     Series D convertible preferred stock, $0.0001 par value, 650,000 shares authorized, 0 and 316,921 shares issued and outstanding in 2003 and
        2002, respectively .....................................................                        --               --
     Series E convertible preferred stock, $0.0001 par value, 145,000 shares authorized, 0 and 141,603 shares issued and outstanding in 2003 and
        2002, respectively .....................................................                        --               --
     Series G convertible preferred stock, $0.0001 par value, 1,000 shares authorized, 0 and 1,000 shares issued and outstanding in 2003 and
        2002, respectively .....................................................                        --               --
     Common stock, $0.0001 par value, 200,000,000 shares authorized, 39,087,252
        shares issued and outstanding...........................................                         4                4
     Warrants...................................................................                     2,611            2,611
     Additional paid-in capital.................................................                   124,240          187,213
     Accumulated other comprehensive loss.......................................                    (7,210)          (6,511)
     Accumulated deficit........................................................                  (101,011)         (96,102)
                                                                                                 ---------         --------
                    Total stockholders' equity .................................                    18,634           87,215
                                                                                                  --------        ---------

                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................                  $ 50,040        $ 119,120
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



                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                                  ----------------------------
                                                                  2003              2002
                                                                  ----              ----


REVENUES........................................................      $   --            $   --

COST OF SERVICES................................................          --                --
                                                                    --------          --------
     Gross profit...............................................          --                --

OPERATING EXPENSES:
     Selling, general and administrative expenses...............         821               930
     Depreciation and amortization..............................          33                39
                                                                    --------          --------
          Operating loss........................................        (854)             (969)

OTHER INCOME (EXPENSE):
     Interest income............................................         309               304
     Interest expense...........................................          --              (111)
     Other income (expense).....................................          57                (4)
                                                                    --------          --------

LOSS BEFORE INCOME TAXES........................................        (488)             (780)

INCOME TAXES....................................................          --                --
                                                                    --------          --------

NET LOSS FROM CONTINUING OPERATIONS.............................        (488)             (780)

LOSS FROM DISCONTINUED OPERATIONS, net of tax...................          --            (7,319)
                                                                    --------          --------

NET LOSS........................................................     $  (488)          $(8,099)
                                                                     =======          ========

NET LOSS PER SHARE FROM CONTINUING OPERATIONS:
   BASIC........................................................    $  (0.01)          $ (0.02)
                                                                    ========          ========
   DILUTED......................................................    $  (0.01)          $ (0.02)
                                                                    ========          ========

NET LOSS PER SHARE:
   BASIC........................................................    $  (0.01)          $ (0.21)
                                                                    ========          ========
   DILUTED......................................................    $  (0.01)          $ (0.21)
                                                                    ========          ========

SHARES USED IN NET LOSS PER SHARE CALCULATION:
    BASIC.......................................................      39,087            38,087
      CONVERTIBLE PREFERRED STOCK...............................          --                --
      WARRANTS..................................................          --                --
      OPTIONS...................................................          --                --
                                                                    --------          --------
    DILUTED.....................................................      39,087            38,087
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





                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                        -------------------------
                                                                                                March 31,
                                                                                                --------
                                                                                           2003            2002
                                                                                           ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ............................................................................   $    (488)   $  (8,099)
Adjustments to reconcile net loss to net cash flows from operating activities:
          Loss from discontinued operations .........................................        --          7,319
          Depreciation and amortization .............................................          33           39
          (Gain) loss on disposal of assets .........................................         (50)           3
          Change in other current and noncurrent assets .............................         131          827
          Change in accounts payable, accrued expenses and other liabilities ........        (207)      (1,276)
                                                                                        ---------    ---------

                    Net cash flows from operating activities ........................        (581)      (1,187)

CASH FLOWS FROM INVESTING ACTIVITIES:
          Proceeds from sale of assets ..............................................          50         --
                                                                                        ---------    ---------

                    Net cash flows from investing activities ........................          50         --

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repurchase of preferred stock, including dividend .............................     (67,382)        --
      Principal payments on obligations under capital leases ........................        --         (1,229)
                                                                                        ---------    ---------

                    Net cash flows from financing activities ........................     (67,382)      (1,229)


Net cash flows from discontinued operations .........................................      (1,103)      (4,154)
                                                                                        ---------    ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS ...........................................     (69,016)      (6,570)

CASH AND CASH EQUIVALENTS, beginning of the period ..................................     107,697       61,475
                                                                                        ---------    ---------

CASH AND CASH EQUIVALENTS, end of the period ........................................   $  38,681    $  54,905
                                                                                        =========    =========

CASH PAID DURING THE PERIOD FOR INTEREST ............................................   $      65    $     111
                                                                                        =========    =========

CASH PAID DURING THE PERIOD FOR INCOME TAXES ........................................   $    --      $    --
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

               Since ceasing its business operations in the first quarter of 2002, the Company has been operating with a minimal headquarters staff while it completes the activities related to exiting its prior businesses and determines how to use its cash resources. During this period, the Company has actively worked to resolve and settle the Company's outstanding liabilities. Additionally, the Company has considered various alternatives in determining how and when to use its cash resources. The Company has sought and reviewed acquisition opportunities. However, the Company did not pursue any of these opportunities since it did not believe that any of them were in the best interests of its stockholders. The Company has also analyzed a potential liquidation of the Company and its effects on the Company's stockholders.

                As described in Note 6, the Company commenced a self-tender offer for the Company's common stock on March 7, 2003. The self-tender offer expired on April 11, 2003, and approximately 6.1 million shares were repurchased by the Company as a result of the self-tender offer. As of April 25, 2003, the Company had approximately 32.9 million shares of common stock outstanding after the repurchase of the shares. On April 15, 2003, the Company's two largest shareholders and a member of the Company's board of directors entered into a stockholders agreement. This agreement is described further in Note 6.

               On March 7, 2003, in a separate transaction, the Company repurchased approximately 99% of its outstanding preferred stock from The Heico Companies, L.L.C. ("Heico"). The shares were repurchased for $67.4 million, including a 7% dividend. During April 2003, the Company repurchased the remaining preferred stock from the three remaining preferred stockholders for an aggregate purchase price of $0.2 million. Worldport has retired the preferred stock it has repurchased and as of April 25, 2003, the Company had no preferred stock outstanding.

               As of April 25, 2003, after the repurchase of shares pursuant to the self-tender offer and the repurchase of the preferred stock, the Company had approximately $45.4 million in cash, cash equivalents and marketable securities. The Company intends to explore the possible benefits to its stockholders of a change in domicile to outside the United States of America. The Company also intends to continue to consider potential acquisition opportunities, although the Company has not identified a specific industry on which it intends to focus and has no present plans, proposals, arrangements or understandings with respect to the acquisition of any specific business.

         Basis of Presentation
         ---------------------

                The accompanying condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to such rules and regulations; however, management believes that the disclosures herein are adequate to make the information presented not misleading. The financial statements and notes thereto included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

                In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2003, and the results of operations and cash flows for the three months ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the operating results for the full year.

         Consolidation
         -------------

                The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

                Under accounting principles generally accepted in the United States of America ("GAAP"), consolidation is generally required for investments of more than 50% of the outstanding voting stock of any investee, except when control is not held by the majority owner. Under these principles, legal reorganization or other proceedings (including Administration, receivership, or liquidation) represent conditions which can preclude consolidation in instances where control rests with an administrator, receiver or liquidator rather than the majority owner. As discussed in Note 3, the Company's U.K., Irish, German and Swedish subsidiaries filed or were placed into the local jurisdiction's applicable proceedings. As a result, the Company deconsolidated these subsidiaries' financial results and began accounting for its investment in the subsidiaries under the equity method of accounting and began recording gains and losses upon settlement.

         Use of Estimates
         ----------------

              The Company's financial statements are prepared in accordance with GAAP'. Financial statements prepared in accordance with GAAP require the use of management estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Foreign Currency
         ----------------

                Prior to the transactions described in Note 3, substantially all of the Company's operations were in Europe. The assets and liabilities of non-U.S. subsidiaries were translated at the rates of exchange as of the balance sheet date, and income statement items were translated at the average rates prevailing during the period. The resulting translation adjustment was recorded as a component of stockholders' equity. Exchange gains and losses on intercompany balances of a long-term investment nature were also recorded as a component of stockholders' equity. Other foreign exchange gains and losses were recorded in income on a current basis and have been included in Loss from Discontinued Operations. These other foreign exchange gains and losses were minimal for the three months ended March 31, 2003 and 2002, respectively.

         Derivatives
         -----------

                The Company has used derivative instruments to hedge its foreign currency exposure only on a limited basis. Accordingly, the Company is not subject to any additional significant foreign currency market risk other than normal fluctuations in exchange rates. At March 31, 2003 there were no significant foreign currency hedge contracts outstanding.

         Earnings (Loss) per Share
         -------------------------

                The Company has applied the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings per share includes the effect of dilutive common stock equivalents. In 2003 and 2002, basic and diluted loss per share is the same because all dilutive securities had an antidilutive effect on loss per share.

         New Accounting Pronouncements
         -----------------------------

               In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date of an entity's commitment to an exit plan. The Company will adopt SFAS No. 146 for any exit or disposal activities initiated after December 31, 2002.

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


(2)      COMPREHENSIVE LOSS

               Total comprehensive loss for the three months ended March 31, 2003 and 2002 was as follows (in thousands):

                                                             Three Months Ended
                                                                  March 31,
                                                             2003        2002
                                                             ----        ----
               Net loss                                    $ (488)      $(8,099)
               Foreign currency translation adjustments      (799)          393
               Unrealized gains on marketable securities
                  held-for-sale                               100           111
                                                           ------       --------
               Total comprehensive loss                  $ (1,187)      $(7,595)
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

               Following the exploration and review of strategic alternatives, the Company determined that it was necessary to take certain actions in the fourth quarter of 2001 and the first quarter of 2002 to dramatically reduce the rate at which its operations were using cash and to minimize the Company's exposure in markets that were experiencing significantly slower than expected market growth. Following is a summary of these fourth quarter 2001 and first quarter 2002 actions and the subsequent exit activities that have occurred related to these actions.

          > In November 2001, the Company announced that its Irish subsidiary was ceasing operations at its Dublin, Ireland facility. An orderly shutdown of the Ireland operations was commenced, and was substantially completed by December 31, 2001. In April 2002, Worldport Ireland Limited was given notice that a petition for winding up was filed and would be presented to the Irish High Court by Global Crossing Ireland Limited. The petition was heard by the Irish High Court on May 13, 2002 and a liquidator was appointed for this subsidiary to act on behalf of the creditors. As a result of this action, the liquidator gained control over this subsidiary's assets. In September 2002, the liquidator disclaimed the leases for the two facilities previously used by the Irish subsidiary. The Company provided a guarantee with respect to the lease of one of these facilities. (See Note 8 for a discussion of the legal proceedings relating to this guarantee.) The assets and liabilities of the Irish subsidiary that were not guaranteed or incurred directly by the parent company, Worldport Communications, Inc. ("Worldport Inc."), were deconsolidated in the second quarter of 2002 and reflected in Net Liabilities of Non-controlled Subsidiaries on the Company's balance sheets (see Note 5). At March 31, 2003, the Net Liabilities of Non-controlled Subsidiaries relating to Ireland equaled $4.1 million. Approximately $18.5 million of liabilities that were guaranteed or incurred by Worldport Inc. have not been deconsolidated and are reflected as liabilities of the Company at March 31, 2003.

          > In December 2001, the Company sold the assets and certain liabilities of its Swedish subsidiary, Hostmark AB, to OM Technology AB for a final sales price of 7.5 million Swedish kronor (approximately $0.8 million), which was fully collected by August 2002. OM also agreed to assume the ownership of Hostmark AB's Stockholm Internet solutions center and the operations at that center, and all customers' contracts. In September 2002, Hostmark AB was put into liquidation and a liquidator was appointed to control this subsidiary. As a result of the asset sale to OM Technology AB in December 2001, there were no assets and minimal liabilities remaining in this Swedish subsidiary. Those liabilities were deconsolidated in the third quarter of 2002 and reflected in Net Liabilities of Non-controlled Subsidiaries on the Company's balance sheets (see Note 5). At March 31, 2003, the Net Liabilities of Non-controlled Subsidiaries relating to Hostmark AB equaled $0.1 million.

          > In December 2001, the Company sold its Swedish professional services business to its employees in a management buyout for $0.9 million, the majority of which is in the form of a note. Due to uncertainties related to the collectibility of this note, it has been fully reserved.

          > In December 2001, the Company placed its German subsidiary, Hostmark GmbH, into receivership under German law. As a result of this action, the receiver gained control over this subsidiary's assets. The assets and liabilities of Hostmark GmbH held in receivership were deconsolidated in the Company's financial statements in the fourth quarter of 2001 and reflected in Net Liabilities of Non-controlled Subsidiaries on the Company's balance sheet as a net liability of approximately $1.4 million (see Note 5). As of March 31, 2003, there were no Net Liabilities of Non-controlled Subsidiaries relating to Hostmark GmbH.

          > In March 2002, the Company made the decision to make no further investment in its U.K. managed hosting operation. On March 26, 2002, the Company's U.K. subsidiaries, Hostmark World Limited and Hostmark U.K. Limited, filed a petition for Administration under the United Kingdom Insolvency Act. An administrator was appointed for these subsidiaries to either reorganize, find new investors, sell or liquidate the U.K. businesses for the benefit of its creditors. As a result of this action, the administrator gained control over these subsidiaries' assets. The assets and liabilities of the U.K. subsidiaries that were not guaranteed by Worldport Inc. were deconsolidated in the Company's financial statements in the first quarter of 2002 and reflected in Net Liabilities of Non-controlled Subsidiaries on the Company's balance sheets (see Note 5). At March 31, 2003, the Net Liabilities of Non-controlled Subsidiaries relating to the U.K. equaled $5.4 million.

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

                As a result of these transactions, the Company had exited all three of its operating segments as of March 31, 2002 and has been operating since then with only a minimal headquarters staff. Accordingly, results of these exited operations have been classified as discontinued.

                There were no operating results from discontinued operations for the three months ended March 31, 2003. The operating results of discontinued operations for the three months ended March 31, 2002 were as follows (in thousands):
                                                              Three Months Ended
                                                                  March 31,
                                                                  ---------
                                                                     2002
                                                                     ----
                    Net revenue                                   $    291
                    Restructuring costs (see Note 4)              $ 10,000
                    Loss before income taxes                      $(12,916)
                    Income tax benefit                            $  5,597
                    Net loss from discontinued operations         $ (7,319)


         Assets and liabilities related to the discontinued operations consist of the following (in thousands):


                                                                       March 31,       December 31,
                                                                          2003             2002
                                                                          ----             ----
                    Current assets                                      $      6        $       5
                    Other noncurrent assets                                    9                9
                    Current liabilities                                  (28,109)         (27,578)
                    Long-term liabilities                                     --             (834)
                                                                        ---------       ----------
                    Net liabilities of discontinued operations          $(28,094)       $ (28,398)
                                                                        =========       ==========



(4)      RESTRUCTURING ACTIVITIES

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

               Facility exit costs of $9.3 million and $7.9 million were recorded in the fourth quarter of 2001 and the first quarter of 2002, respectively. These facility exit costs represented rent payments on the Company's U.K., Ireland and German facilities, net of certain estimated sublease recoveries. As discussed in Note 5, the obligations related to the Slough, U.K., and the Frankfurt, Germany, data center leases have been extinguished through the administration or receivership proceedings. Accordingly, the Company recognized a non-cash gain of $7.7 million and $1.6 million in the second and third quarters, respectively, of 2002 related to the Slough and Frankfurt lease obligations that were originally recorded as restructuring charges.

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

               Other costs of $1.4 million and $1.7 million were recorded in the fourth quarter of 2001 and the first quarter of 2002, respectively, and include estimated legal expenses, costs to settle outstanding purchase commitments, and other shutdown related expenses.

               The following table summarizes the significant components of the restructuring reserve included in Accrued Expenses at March 31, 2003 (in thousands):


                                                     Balance At                                   Balance At
                                                     December 31,       Cash        Non-cash      March 31,
                                                        2002          Payments     Adjustments      2003
                                                        ----          --------     -----------      ----
           Facility exit costs                      $ 5,887          $  (68)          $ 224        $ 6,043
           Bandwidth contract termination             4,299               --            170          4,469
           Severance                                     --               --            --              --
           Other costs                                  189             (65)              8            132
                                                    -------          -------          -----        -------
           Total                                    $10,375          $ (133)          $ 402        $10,644
                                                    =======          =======          =====        =======


               The non-cash adjustments of $0.4 million primarily represent the impact of foreign currency fluctuations on translated balances.

               The Company's management is continuing to seek opportunities to further reduce its liabilities related to the exited businesses and evaluate the possible sale or disposition of the remaining assets, including potentially subleasing the facilities remaining under operating lease agreements. All remaining restructuring costs are due to be paid by December 31, 2010, with $4.3 million due in 2003, $0.9 million in 2004, $0.9 million in 2005, $0.9 million in 2006, $1.0 million in 2007 and $2.6 million thereafter.

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


(5)      NET LIABILITIES OF NON-CONTROLLED SUBSIDIARIES

                As described in Note 3, the Company placed its German subsidiary, Hostmark GmbH, into receivership under German law in December 2001 and a receiver was appointed for this subsidiary. In March 2002, the Company's U.K. subsidiaries, Hostmark World Limited and Hostmark U.K. Limited, filed a petition for Administration under the United Kingdom Insolvency Act and an administrator was appointed for these subsidiaries. In April 2002, the Company's Irish subsidiary, Worldport Ireland Limited, was given notice that a petition for winding up was filed and would be presented to the Irish High Court on behalf of Global Crossing Ireland Limited. The petition was heard by the Irish High Court on May 13, 2002 and a liquidator was appointed for this subsidiary to act on behalf of the creditors. In September 2002, the Company's Swedish subsidiary, Hostmark AB was placed into liquidation and a liquidator was appointed for this subsidiary. As a result of these actions, the Company no longer has control over these subsidiaries' assets.

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

                However, as the liabilities of these subsidiaries exceed the recorded value of their assets, there can be no assurance that these creditors will not make claims against the parent company, Worldport Inc., for these obligations or that, through the proceedings, Worldport Inc. would not be required to satisfy any of these obligations. As a result, the Company has not reflected any adjustments relating to the deconsolidation of these subsidiaries other than by presenting the net liability for each of these subsidiaries as Net Liabilities of Non-controlled Subsidiaries and discontinuing the recording of earnings or losses from these subsidiaries after the effective dates of these proceedings. To the extent that any of these liabilities are extinguished through these proceedings without funding from the Company, the Company may recognize non-cash gains in future periods as a result of the forgiveness of such obligations. Conversely, when the proceedings are completed and liabilities are extinguished, the Company may recognize non-cash losses on the foreign currency translation losses currently included in Accumulated Other Comprehensive Income.

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

                In the third quarter of 2002, the Company was informed by its German attorneys that the receiver terminated the Frankfurt lease effective December 31, 2002 under the provisions of German law. As a result, Hostmark GmbH was no longer obligated for lease payments due after the effective date (approximately $1.6 million). The lease liability had originally been recorded by the Company as part of the $101.5 million restructuring charge taken on the discontinued businesses in the fourth quarter of 2001. Additionally, the Company was informed that the receiver has declared insufficiency of the estate under the provisions of German law. This declaration was made because the receiver determined that the remaining net assets of the German company were not sufficient to cover the administrative costs of the proceedings, and consequently, no distributions could be made to the third party creditors (including the Frankfurt landlord for lease payments prior to the December 31, 2002 termination date). This declaration can be revoked in the future to the extent money is collected by the receiver on behalf of Hostmark GmbH in an amount sufficient to provide a distribution to the third party creditors. Based on its understanding of the German proceedings, the Company did not believe it was obligated to fund the Frankfurt lease obligation and other creditor liabilities of the German subsidiary. Therefore, in the third quarter of 2002, the Company reduced its Net Liabilities of Non-controlled Subsidiaries by, and recorded a non-cash gain from discontinued operations of, $1.4 million relating to the net liabilities of the German subsidiary.

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

                Excluding the liabilities of the U.K., Irish and Swedish subsidiaries that are recorded in Net Liabilities of Non-controlled Subsidiaries as discussed above, there are approximately $21.8 million of liabilities reflected on the Company's March 31, 2003, balance sheet attributable to Worldport Inc. and the remaining subsidiaries not in Administration, receivership or liquidation. The Company has assumed, for purposes of calculating these liabilities, that it will not be able to mitigate them, however, Company management is currently seeking opportunities to further reduce these liabilities. There can be no assurance that the Company will be successful in its efforts to mitigate these liabilities or that additional claims will not be asserted against Worldport Inc.



(6)      EQUITY TRANSACTIONS

               On March 7, 2003, the Company repurchased approximately 99% of its outstanding preferred stock from a single owner, The Heico Companies L.L.C. The shares were repurchased for $67.4 million, which represents the aggregate liquidation preference of the purchased shares, including a 7% dividend that was required under the terms of the preferred stock before any distributions on or purchase of the Company's common stock. As a result of this repurchase, Additional Paid-in Capital was reduced by $63.0 million and Accumulated Deficit was increased by $4.4 million, reflecting the 7% dividend. In April 2003, Worldport paid an aggregate purchase price of $0.2 million to complete similar purchase offers with the three remaining preferred stockholders, who owned, in aggregate, 34,056 shares of Series B preferred stock. Worldport has retired the preferred stock it has repurchased and as of April 25, 2003, the Company had no preferred stock outstanding.

               On December 23, 2002, W.C.I. Acquisition Corp., a Delaware corporation ("W.C.I."), commenced a tender offer for any and all of the Company's outstanding common stock at a price of $0.50 per share (the "W.C.I. Offer"). W.C.I. was formed by Heico, J O Hambro Capital Management Limited ("Hambro") and certain of their affiliates to complete the W.C.I. Offer. At the time of the W.C.I. Offer, these entities owned or had the right to acquire approximately 45% of the Company's outstanding common stock. The W.C.I. Offer was conditioned on, among other things, the valid tender of a majority of the outstanding shares, excluding the shares owned by W.C.I. or its stockholders. W.C.I.'s tender offer expired on February 14, 2003 without purchase of any shares, as certain conditions were not satisfied. W.C.I. reported that approximately 6.8 million shares were tendered in response to the W.C.I. Offer.

                Recognizing that the tender of shares pursuant to the W.C.I. Offer demonstrated the apparent desire of certain stockholders for liquidity, the Company's Board of Directors considered and approved a self-tender offer. The Company commenced a self-tender offer on March 7, 2003 for any and all of the Company's outstanding common stock at a price of $0.50 per share (the "Self-Tender Offer"). The Self-Tender Offer was not conditioned on any minimum number of shares being tendered, however it was subject to certain conditions described in the Company's Form TO-I filed with the Securities and Exchange Commission on March 7, 2003. The Self-Tender Offer expired on April 11, 2003. Approximately 6.1 million shares were validly tendered and repurchased by the Company for a purchase price of approximately $3.1 million. The repurchased shares have been retired by the Company, and, as of April 25, 2003, the Company had approximately 32.9 million shares of common stock outstanding.

                Heico and Hambro, neither of which tendered any shares in the offering, are the Company's two largest shareholders. Heico, which is controlled by Michael E. Heisley, a director of the Company, and his family, including his daughter, Emily Heisley Stoeckel. who is a director of the Company, Hambro, and Stanley H. Meadows, a director of the Company, entered into a stockholders agreement as of April 15, 2003, in which they agreed, among other things, to vote all shares of the Company's common stock over which they have voting control in order to cause the Company's Board to consist of two representatives designated by Heico and two representatives designated by Hambro and to cause the Company not to take specified actions, including the issuance or repurchase of equity securities, a material change in the Company's business and certain acquisitions, investments and claim settlements, without the approval of a majority of the directors designated by Heico and of the majority of the directors designated by Hambro. According to the Schedule 13D, as amended, of Michael E. Heisley and Heico, Heico is the beneficial owner of 6,077,707 shares of the Company's common stock (18.4% of the Company's currently outstanding shares of common stock) and holds warrants to purchase 679,451 shares of common stock (2.1% of the currently outstanding shares) and Mr. Heisley holds options to purchase 2,114,583 shares of common stock (6.4% of the currently outstanding shares). According to the Schedule 13D, as amended, of Hambro, Hambro is the beneficial owner of 9,367,869 shares of the Company's common stock (28.4% of the currently outstanding shares). Mr. Meadows is the beneficial owner of 1,764,129 shares of the Company's common stock (5.4% of the currently outstanding shares). A copy of the stockholders' agreement is attached to the Amended Form 13-D filed by Heico on April 28, 2003.


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

              As a result of the transactions discussed in Note 3, the Company exited all of its operating segments as of March 31, 2002.


(8)      CONTINGENCIES

                In March 2002, an Administrator was appointed for the U.K. subsidiaries, Hostmark World Limited and Hostmark U.K. Limited, by an order of the Companies Court, Chancery Division of High Court under the United Kingdom Insolvency Act. In April 2002, the Irish subsidiary, Worldport Ireland Limited, was given notice that a petition for winding up was filed and would be presented to the Irish High Court on behalf of Global Crossing Ireland Limited. The petition was heard by the Irish High Court on May 13, 2002 and a liquidator was appointed for this subsidiary to act on behalf of the creditors. As a result of these actions, the Administrator or liquidator has control over these subsidiaries' assets. The Company believes that each of these subsidiaries has liabilities which exceed the recorded value of its assets. Certain creditors of these subsidiaries have made claims directly against the parent company, Worldport Inc., for liabilities related to the operation of these subsidiaries and additional creditors could assert similar claims. There can be no assurance that Worldport Inc. will be successful in defending these claims and in limiting its liability for the obligations of its subsidiaries.

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

                In October 2002, the Company received a letter from legal counsel to Channor Limited, the landlord of the data center in Dublin, Ireland, with respect to the Company's guarantee on that facility. This letter demanded the payment within 14 days of approximately 0.9 million Euros and the confirmation of the Company's liabilities as guarantor under the lease. In January 2003, the Company's legal counsel received a letter from legal counsel for the landlord in which the landlord demanded that the Company assume the position of tenant under the lease. Should the Company be forced to assume the position of tenant under the lease, the Company could be obligated for the full amount of rent through 2010 plus certain taxes and maintenance expenses. In February 2003, Channor Limited filed a Notice of Motion in the High Court of Ireland against Worldport Inc. in which the landlord demands payment of approximately 1.2 million Euros, which included additional rent that they claim had accrued since their prior demand. The demand amount was subsequently increased to 1.4 million Euros in April 2003. The Company is contesting the validity of the landlord's demands. However, the outcome of the matter is not expected to have a material adverse effect on the consolidated results of the Company in excess of amounts already recorded. Included in Accrued Expenses at March 31, 2003 is $5.9 million, which represents rent payable on the data center between January 2002 and 2010, the earliest contractual termination date of the lease.

                The Industrial Development Agency Ireland ("IDA") is seeking payment of 3.4 million Euros from the Company. These claims relate to unpaid invoices for bandwidth services provided to the Company's subsidiary in Ireland (now in liquidation). The Company is contesting the validity of the claims and believes that the claims, to the extent valid, are obligations of the Company's Irish subsidiary and not of Worldport Inc., but is continuing to investigate the claims. There can be no assurance that such claims will not be successful against Worldport Inc. However, the outcome of the matter is not expected to have a material adverse effect on the consolidated results of the Company in excess of amounts already recorded.

                On January 8, 2003, four substantially identical complaints were filed in the Circuit Court of Cook County, Illinois, County Department, Chancery Division against Worldport and its current directors. Additionally, on January 16, 2003, a complaint was filed in the Court of Chancery of the State of Delaware. The foregoing actions purport to be brought on behalf of all public stockholders of Worldport in connection with the W.C.I. Offer. The actions allege, among other things, that certain of the defendants have breached their fiduciary duties to Worldport and its stockholders. The complaints purport to seek, inter alia, a variety of relief, including in certain circumstances damages and an injunction preventing consummation of the W.C.I. offer. An amended complaint has been filed that alleges breach of fiduciary duties, waste of corporate assets and unjust enrichment with regard to the Company's self-tender offer and repurchase of preferred stock. The amended complaint purports to seek, inter alia, rescission of the Company's self-tender offer and repurchase of the Company's preferred stock and damages. The Company believes these allegations to be without merit and intends to vigorously contest the allegations.

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

                In addition to the aforementioned claims, the Company is involved in various lawsuits or claims arising in the normal course of business, and the Company has established reserves for several such suits and claims. In the opinion of management, none of these lawsuits or claims will have a material adverse effect on the consolidated results of operations of the Company, however there can be no assurances that current reserves will be sufficient.





ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         NOTE ON "FORWARD-LOOKING" STATEMENTS
         ------------------------------------

               The information set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected resolution of the Company's contingent liabilities and (ii) prospective business opportunities, as further explained in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends" or "expects". These forward-looking statements relate to the plans, objectives and expectations of the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

               During the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002, the Company either sold or ceased operating all of its operating businesses. Accordingly, the Company's results of these exited businesses have been classified as discontinued. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

               The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included under Item 1 of this Form 10-Q. In addition, the Financial Statements and Notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 should be read in conjunction with this Form 10-Q.


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

               During 2001, the Company did not achieve the revenue growth in its managed hosting business that the Company had anticipated. The Company also experienced a decline in revenue in its Swedish professional services business. The general economic downturn, the slowdown in technology spending and the lengthening in the sales cycle for managed hosting services all contributed to these revenue shortfalls. In addition, the Company's Swedish professional services business was negatively affected by excess capacity in the Swedish consulting market, major pricing pressures, and slower customer decisions related to new IT projects for those services. The Company believed that these conditions, as well as the increasing level of competition and consolidation in the Web hosting and Internet infrastructure markets, would continue to have an adverse effect on Worldport's ability to achieve near term revenue targets and, if they continued, could erode the financial resources of the Company more rapidly than planned.

               Following the exploration and review of strategic alternatives, the Company determined that it was necessary to dramatically reduce the rate at which its operations were using cash and to minimize its exposure in markets that were experiencing significantly slower than expected market growth. As a result, the Company made a decision to take further restructuring actions and to divest itself of certain assets. Accordingly, the Company took the following actions in the fourth quarter of 2001 and the first quarter of 2002:

          > In November 2001, the Company announced that its Irish subsidiary was ceasing operations at its Dublin, Ireland facility. An orderly shutdown of the Ireland operations was commenced, and was substantially completed by December 31, 2001.

          > In December 2001, the Company sold the assets and certain liabilities of its managed services business in Stockholm, Sweden, to OM Technology AB for a final sales price of 7.5 million Swedish kronor (approximately $0.8 million), which was fully collected by August 2002. OM also agreed to assume the ownership of Worldport's Stockholm Internet solution center and the operations at that center, and all customers' contracts.

          > In December 2001, the Company also sold its Swedish professional services business (formerly known as VIS-able International AB) to its employees in a management buyout for $0.9 million, the majority of which is in the form of a note. Due to uncertainties related to the collectibility of this note, it has been fully reserved.

          > In December 2001, the Company placed its German subsidiary, Hostmark GmbH, into receivership under German law. As a result of this action, the receiver has control over this subsidiary's assets.

          > In March 2002, the Company's Board of Directors made the decision to make no further investment in its U.K. managed hosting operation. The Company recorded a $10.0 million restructuring charge in the first quarter of 2002 related to this action. On March 26, 2002, the Company's U.K. subsidiaries, Hostmark World Limited and Hostmark U.K. Limited, filed a petition for Administration under the United Kingdom Insolvency Act. An administrator was appointed for these subsidiaries to either reorganize, find new investors, sell or liquidate the U.K. businesses for the benefit of their creditors. As a result of this action, the administrator has control over these subsidiaries' assets.

               In connection with these activities, the Company recorded restructuring charges of $101.5 million and $10.0 million in the fourth quarter of 2001 and first quarter of 2002, respectively. The 2001 restructuring charges included an $84.8 million asset impairment charge to write down the managed hosting long-lived assets to their expected net realizable value, facility exit costs of $9.3 million, bandwidth contract termination costs of $4.7 million, severance of $1.3 million, and other costs of $1.4 million. The 2002 restructuring charges included facility exit costs of $7.9 million, bandwidth contract termination costs of $0.4 million, and other costs of $1.7 million.

               In addition, the Company completed the sale of its remaining carrier business, Telenational Communications, Inc. ("TNC") in October 2001 for a $0.4 million promissory note. Due to uncertainties related to the collectibility of this note, the note was fully reserved in 2001. However, in the fourth quarter of 2002, the Company reached an agreement with the purchaser to accept $0.3 million in full satisfaction of the note. This amount was paid to the Company in the fourth quarter of 2002 and resulted in a cash gain of $0.3 million.

               As a result of the transactions described above, the Company no longer had active business operations as of March 31, 2002. Accordingly, the historical results of operations for prior periods are not comparable to the current period and are not representative of what future results will be.

               Since March 31, 2002, the Company has operated with a minimal headquarters staff while it has conducted the activities related to exiting its prior businesses. Following is a summary of the significant exit activities that have occurred since March 31, 2002.

          > In April 2002, Worldport Ireland Limited was given notice that a petition for winding up was filed and would be presented to the Irish High Court by Global Crossing Ireland Limited. The petition was heard by the Irish High Court on May 13, 2002 and a liquidator was appointed for this subsidiary to act on behalf of the creditors. As a result of this action, the liquidator has control over this subsidiary's assets.

          > In August 2002, the U.K. administrator identified a new third party tenant for the Slough, U.K., data center. The Company had previously agreed to guarantee, on behalf of its U.K. subsidiary, the Slough data center lease expiring in 2015. In connection with the August 2002 transaction, the landlord agreed to release the underlying lease guarantee and, therefore, relieve the Company from the $7.7 million lease liability upon the payment of 0.2 million British pounds (approximately $0.3 million), which payment was funded by the Company. The $7.7 million lease liability had originally been recorded by the Company as part of the $10.0 million restructuring charge taken on the U.K. business in the first quarter of 2002. Accordingly, the Company reduced its liabilities by, and recorded a non-cash gain from discontinued operations of, $7.7 million in the second quarter of 2002.

          > In September 2002, the liquidator for the Company's Irish subsidiary disclaimed the leases for the two facilities previously used by the Irish subsidiary. The Company provided a guarantee with respect to the lease of one of the facilities. See
               Part II, Item I "Legal Proceedings" for a discussion of the legal proceedings relating to this guarantee.

          > Also in September 2002, Hostmark AB was put into liquidation and a liquidator was appointed to control this subsidiary. As a result of the asset sale to OM Technology AB in December 2001, there were no assets and minimal liabilities remaining in this Swedish subsidiary.

          > In the third quarter of 2002, the Company was informed by its German attorneys that the receiver terminated the Frankfurt lease effective December 31, 2002 under the provisions of German law. As a result, Hostmark GmbH is no longer obligated for lease payments due after the effective date (approximately $1.6 million). The lease liability had originally been recorded by the Company as part of the $101.5 million restructuring charge taken on the discontinued businesses in the fourth quarter of 2001. Additionally, the Company was informed that the receiver has declared insufficiency of the estate under the provisions of German law. This declaration was made because the receiver determined that the remaining net assets of the German company were not sufficient to cover the administrative costs of the proceedings, and consequently, no distributions would be made to the third party creditors (including the Frankfurt landlord for lease payments prior to the December 31, 2002 termination date). This declaration can be revoked in the future to the extent money is collected by the receiver on behalf of Hostmark GmbH in an amount sufficient to provide a distribution to the third party creditors. Based on its understanding of the German proceedings, the Company does not believe it is obligated to fund the Frankfurt lease obligation or other creditor liabilities of the German subsidiary. Therefore, in the third quarter of 2002, the Company reduced its Net Liabilities of Non-controlled Subsidiaries by, and recorded a non-cash gain from discontinued operations of, $1.4 million relating to the net liabilities of the German subsidiary.


RESULTS OF OPERATIONS
-----------------------

               As described above, the Company had no active business operations as of March 31, 2002. Accordingly, results of these exited operations have been classified as discontinued.

               There were no revenues or cost of services from continuing operations in the first quarter of 2002 and 2001.

               Selling, general and administrative ("SG&A") expenses were $0.8 million and $0.9 million for the quarters ended March 31, 2003 and 2002. SG&A expenses in the current and prior year primarily consisted of corporate salaries and benefits, professional service fees, corporate governance expenses and facility costs.


               Depreciation and amortization expense represented depreciation on the corporate office leasehold improvements and related computer hardware and software. Depreciation and amortization expense was less than $0.1 million for the first quarter of 2003 and 2002.

               Interest income, which was earned on the Company's cash and cash equivalents, was $0.3 million for each of the quarters ended March 31, 2003 and 2002, respectively. As a result of the lack of an operating business and its large number of stockholders, the Company must maintain its liquid assets in government securities, which generally produce low returns, or comply with the requirements of the Investment Company Act of 1940. As described in Note 6 to the Condensed Consolidated Financial Statements in Part I, Item I, the Company paid $67.4 million during the first quarter of 2003 for the repurchase of preferred stock from Heico. Therefore, the Company expects to earn less interest income from its cash and cash equivalents in future periods. The Company incurred interest expense of $0.1 million in the prior year first quarter primarily related to equipment financed under capital leases.

               Net loss from continuing operations was $0.5 million and $0.8 million in the quarters ended March 31, 2003 and 2002, respectively.

               The Company had losses from discontinued operations of $7.3 million during the quarter ended March 31, 2002. The operating results of discontinued operations were as follows (in thousands):

                                                               First Quarter
                                                               -------------
                                                                    2002
                                                                    ----
                  Net revenue                                     $    291
                  Restructuring costs                             $ 10,000
                  Loss before income taxes                        $(12,916)
                  Income tax benefit                              $  5,597
                  Net loss from discontinued operations           $ (7,319)

               Restructuring charges of $10.0 million were recorded in the first quarter of 2002 relating to the actions taken in the U.K. in March 2002. These charges consisted of approximately $7.9 million in facility exit costs, approximately $0.4 million in bandwidth termination costs, and approximately $1.7 million in other related costs. Operating losses of $3.0 million were incurred in the first quarter of 2002 from the U.K. business prior to it being discontinued. A $5.6 million tax benefit from discontinued operations was recorded in the first quarter of 2002 as the result of a new U.S. federal tax law that was enacted in March 2002. This new tax law allowed the Company to carry back a $5.6 million AMT tax credit from 2001 against taxable income in 2000 that was previously 100% reserved by a valuation allowance.

               As a result, the Company had a net loss of $0.5 million in the first quarter of 2003, compared to net loss of $8.1 million for the same period in 2002.


               The following table summarizes the significant components of the restructuring reserve included in Accrued Expenses at March 31, 2003 (in thousands):


                                                   Balance At                                  Balance At
                                                   December 31      Cash         Non-cash       March 31
                                                      2002        Payments     Adjustments       2003
                                                      ----        --------     -----------       ----
           Facility exit costs                      $ 5,887       $  (68)          $ 224        $ 6,043
           Bandwidth contract termination             4,299           --             170          4,469
           Severance                                     --           --              --             --
           Other costs                                  189          (65)              8            132
                                                    -------       -------          -----        -------
           Total                                    $10,375       $ (133)          $ 402        $10,644
                                                    =======       =======          =====        =======


               The non-cash adjustments of $0.4 million primarily represent the impact of foreign currency fluctuations on translated balances.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

               The Company's continuing operations used $0.6 million and $1.2 million during the first quarter of 2003 and 2002, respectively, due primarily to salaries and benefits, professional service fees, corporate governance expenses and facility costs related to the Company's minimal corporate operations remaining after the shut down and sale transactions of the fourth quarter of 2001 and the first quarter of 2002.

               The Company had minimal or no cash flows from investing activities during the first quarter of 2003 and 2002.

               Financing activities used $67.4 million during the first quarter of 2003 for the repurchase of preferred stock from Heico in March 2003. The shares were repurchased for $67.4 million, which represents the aggregate liquidation preference of the purchased shares, including a 7% dividend that is required under the terms of the preferred stock before any distributions on or purchase of the Company's common stock. Financing activities used $1.2 million during the three months ended March 31, 2002 for principal payments on capital leases.

               The Company's discontinued operations used $1.1 million and $4.2 million during the first quarter of 2003 and 2002, respectively.


               In April 2002, the Company received its $57.6 million income tax refund in connection with the Company's 2001 Federal income tax return. However, receipt of this refund does not indicate that the Internal Revenue Service agrees with the positions taken by the Company in its tax returns. The Company has received a notice dated April 11, 2003, that the Internal Revenue Service will conduct such an examination. The Internal Revenue Service could require the Company to return all or a portion of this refund.

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

               The Company commenced a self-tender offer on March 7, 2003 for any and all of its outstanding common stock at a price of $0.50 per share (the "Self-Tender Offer"). The Self-Tender Offer expired on April 11, 2003. Approximately 6.1 million shares were validly tendered and repurchased by the Company for a purchase price of approximately $3.1 million. The repurchased shares have been retired by the Company, and, as of April 25, 2003, the Company has approximately 32.9 million shares of common stock outstanding.

               On March 7, 2003, in a separate transaction, the Company repurchased approximately 99% of its outstanding preferred stock from Heico. The shares were repurchased for $67.4 million, which represents the aggregate liquidation preference of the purchased shares, including a 7% dividend that is required under the terms of the preferred stock before any distributions on or purchase of the Company's common stock. . In April 2003, Worldport paid an aggregate purchase price of $0.2 million to complete similar purchase offers with the three remaining preferred stockholders, who owned, in aggregate, 34,056 shares of Series B preferred stock. Worldport has retired the preferred stock it has repurchased and as of April 25, 2003, the Company has no preferred stock outstanding. Litigation alleging breach of fiduciary duty has been filed relating to the repurchase of the preferred stock from Heico (see Part II, Item I "Legal Proceedings"). The Company intends to vigorously contest the allegations.

               As of April 25, 2003, the Company had approximately $45.5 million in cash, cash equivalents and marketable securities. The Company's cash equivalents currently consist of money market funds.

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


               The Company's March 31, 2003 consolidated balance sheet reflected total liabilities of approximately $31.4 million. Included in this amount are $9.6 million of Net Liabilities of Non-Controlled Subsidiaries for the U.K., Irish and Swedish operations (see Note 5 to the Condensed Consolidated Financial Statements in Part I, Item I). The Company believes the parent company, Worldport Inc., will not be required to pay these liabilities. However, there can be no assurance that these creditors will not make claims against Worldport Inc. for these obligations. The Company used estimates to calculate these net liabilities. These estimates are subject to change based on the ability of the administrator, receiver or liquidator, as applicable, to sell the remaining assets and negotiate the final liability amounts.

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

               Excluding the Net Liabilities of Non-Controlled Subsidiaries for the U.K., Irish and Swedish operations discussed above, there are approximately $21.8 million of liabilities reflected on the Company's March 31, 2003, balance sheet attributable to Worldport Inc. and the remaining subsidiaries not in Administration, receivership or liquidation. Approximately $2.0 million of that amount represents normal operating accruals and reserves related to the continuing operations. The remaining $19.8 million consist of the following accruals for potential obligations related to the exited businesses:

          > $5.9 million of future rent payments on the Dublin data center lease for which Worldport Inc. had provided a guarantee (see Part II, Item I "Legal Proceedings"),

          > $4.8 million accrued for the potential exposure (including VAT) related to the litigation by Cable & Wireless (see Part II, Item I "Legal Proceedings"),

          > $3.4 million of obligations under capital leases, which expire in 2004,

          > $4.1 million of obligations related to bandwidth contracts entered into in Ireland,

          > $0.8 million of obligations related to the old telecommunications business, and

          > $0.8 million of other Worldport Inc. obligations related to the Irish operations.

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


               On March 12, 2003, a complaint was filed in the United States Bankruptcy Court for the District of Delaware against the Company. The complaint was filed on behalf of one of the Company's former customers, which is now in bankruptcy and alleges breach of contract, fraud, and misrepresentation in connection with the sale of indefeasible rights of use ("IRUs") to the customer. The plaintiff is seeking payment of $2.2 million plus legal costs and punitive damages. The Company is still evaluating this claim and has not yet made a determination as to the merits of this case. Accordingly, no accrual has been recorded on the Company's financial statements at this time. The Company intends to vigorously contest the allegations.

                The Company is involved in various lawsuits or claims arising in the normal course of business, and the Company has established reserves for several such suits and claims. In the opinion of management, none of these lawsuits or claims will have a material adverse effect on the consolidated results of operations of the Company, however there can be no assurances that current reserves will be sufficient. See Part II,
         Item I "Legal Proceedings" for a discussion of ongoing litigation.


         NEW ACCOUNTING PRONOUNCEMENTS
         -----------------------------

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




ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               Prior to the fourth quarter 2001 and first quarter 2002 transactions described above, the majority of the Company's operations were in Europe, and the revenue and expenses of those operations were denominated in local currencies. The remaining assets and liabilities of the Company's non-U.S. subsidiaries are translated at period-end rates of exchange, and income statement items are translated at the average rates prevailing during the period. The resulting translation adjustment is recorded as a component of stockholders' equity. Exchange gains and losses on intercompany balances of a long-term investment nature are also recorded as a component of stockholders' equity. Other foreign exchange gains and losses are recorded in income on a current basis and have been included in Loss from Discontinued Operations. Due to the volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on the Company's future operating results. As a result, the Company may incur gains and losses on foreign currency fluctuations. Other foreign exchange gains and losses included in income were minimal for the three months ended March 31, 2003 and 2002. The Company has used derivative instruments to hedge its foreign currency exposure only on a limited basis, and had no significant foreign currency hedge contracts outstanding at March 31, 2003.




ITEM 4.  CONTROLS AND PROCEDURES

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

         PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


               In March 2002, an Administrator was appointed for the U.K. subsidiaries, Hostmark World Limited and Hostmark U.K. Limited, by an order of the Companies Court, Chancery Division of High Court under the United Kingdom Insolvency Act. In April 2002, the Irish subsidiary, Worldport Ireland Limited, was given notice that a petition for winding up was filed and would be presented to the Irish High Court on behalf of Global Crossing Ireland Limited. The petition was heard by the Irish High Court on May 13, 2002 and a liquidator was appointed for this subsidiary to act on behalf of the creditors. As a result of these actions, the Administrator or liquidator has control over these subsidiaries' assets. The Company believes that each of these subsidiaries has liabilities which exceed the recorded value of its assets. Certain creditors of these subsidiaries have made claims directly against the parent company, Worldport Inc., for liabilities related to the operation of these subsidiaries and additional creditors could assert similar claims. There can be no assurance that Worldport Inc. will be successful in defending these claims and in limiting its liability for the obligations of its subsidiaries.

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

               In October 2002, the Company received a letter from legal counsel to Channor Limited, the landlord of the data center in Dublin, Ireland, with respect to the Company's guarantee on that facility. This letter demanded the payment within 14 days of approximately 0.9 million Euros and the confirmation of the Company's liabilities as guarantor under the lease. In January 2003, the Company's legal counsel received a letter from legal counsel for the landlord in which the landlord demanded that the Company assume the position of tenant under the lease. Should the Company be forced to assume the position of tenant under the lease, the Company could be obligated for the full amount of rent through 2010 plus certain taxes and maintenance expenses. In February 2003, Channor Limited filed a Notice of Motion in the High Court of Ireland against Worldport Inc. in which the landlord demands payment of approximately 1.2 million Euros, which included additional rent that they claim had accrued since their prior demand. The demand amount was subsequently increased to 1.4 million Euros in April 2003. The Company is contesting the validity of the landlord's demands. However, the outcome of the matter is not expected to have a material adverse effect on the consolidated results of the Company in excess of amounts already recorded. Included in Accrued Expenses at March 31, 2003 is $5.9 million, which represents rent payable on the data center between January 2002 and 2010, the earliest contractual termination date of the lease.

               On January 8, 2003, four substantially identical complaints were filed in the Circuit Court of Cook County, Illinois, County Department, Chancery Division against Worldport and its current directors. Additionally, on January 16, 2003, a complaint was filed in the Court of Chancery of the State of Delaware. The foregoing actions purport to be brought on behalf of all public stockholders of Worldport in connection with the W.C.I. Offer. The actions allege, among other things, that certain of the defendants have breached their fiduciary duties to Worldport and its stockholders. The complaints purport to seek, inter alia, a variety of relief, including in certain circumstances damages and an injunction preventing consummation of the W.C.I. offer. An amended complaint has been filed that alleges breach of fiduciary duties, waste of corporate assets and unjust enrichment with regard to the Company's self-tender offer and repurchase of preferred stock. The amended complaint purports to seek, inter alia, rescission of the Company's self-tender offer and repurchase of the Company's preferred stock and damages. The Company believes these allegations to be without merit and intends to vigorously contest the allegations.

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

               In addition to the aforementioned claims, the Company is involved in various lawsuits or claims arising in the normal course of business, and the Company has established reserves for several such suits and claims. In the opinion of management, none of these lawsuits or claims will have a material adverse effect on the consolidated results of operations of the Company, however there can be no assurances that current reserves will be sufficient.




ITEM 2.  CHANGES IN SECURITIES

               On March 7, 2003, the Company repurchased approximately 99% of its outstanding preferred stock from Heico. The shares were repurchased for $67.4 million, which represents the aggregate liquidation preference of the purchased shares, including a 7% dividend that is required under the terms of the preferred stock before any distributions on or purchase of the Company's common stock. In April 2003, Worldport paid an aggregate purchase price of $0.2 million to complete similar purchase offers with the three remaining preferred stockholders, who owned, in aggregate, 34,056 shares of Series B preferred stock. Worldport has retired the stock it has repurchased.

               The Company commenced a self-tender offer on March 7, 2003 for any and all of the Company's outstanding common stock at a price of $0.50 per share (the "Self-Tender Offer"). The Self-Tender Offer expired on April 11, 2003. Approximately 6.1 million shares were validly tendered and repurchased by the Company for a purchase price of approximately $3.1 million.

               Heico, which is controlled by Michael E. Heisley, a director of the Company, and his family, including his daughter, Emily Heisley Stoeckel. who is a director of the Company, Hambro, and Stanley H. Meadows, a director of the Company, entered into a stockholders agreement as of April 15, 2003, in which they agreed, among other things, to vote all shares of the Company's common stock over which they have voting control in order to cause the Company's Board to consist of two representatives designated by Heico and two representatives designated by Hambro and to cause the Company not to take specified actions, including the issuance or repurchase of equity securities, a material change in the Company's business and certain acquisitions, investments and claim settlements, without the approval of a majority of the directors designated by Heico and of the majority of the directors designated by Hambro. According to the Schedule 13D, as amended, of Michael E. Heisley and Heico, Heico is the beneficial owner of 6,077,707 shares of the Company's common stock (18.4% of the Company's current outstanding shares of common stock) and holds warrants to purchase 679,451 shares of common stock (2.1% of the currently outstanding shares) and Mr. Heisley holds options to purchase 2,114,583 shares of common stock (6.4% of the currently outstanding shares). According to the Schedule 13D, as amended, of Hambro, Hambro is the beneficial owner of 9,367,869 shares of the Company's common stock (28.4% of the currently outstanding shares). Mr. Meadows is the beneficial owner of 1,764,129 shares of the Company's common stock (5.4% of the currently outstanding shares). A copy of the shareholders' agreement is attached to the Amended Form 13-D filed by Heico on April 28, 2003.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   EXHIBITS

               99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


         (b)   REPORTS ON FORM 8-K


               The Company filed a Current Report on Form 8-K on March 10, 2003. The Form 8-K was dated March 7, 2003, and reported information under
         Item 5 related to the Company's announcement that it had completed the repurchase of approximately 99% of its outstanding preferred stock from The Heico Companies LLC.

               The Company filed a Current Report on Form 8-K on March 26, 2003. The Form 8-K was dated March 26, 2003, and reported information under
         Item 5 relating to the Company's announcement that a complaint had been filed against the Company, its directors, and The Heico Companies, LLC, in connection with the Company's repurchase of preferred stock.

               The Company filed a Current Report on Form 8-K on April 1, 2003. The Form 8-K was dated March 31, 2003, and reported information under
         Item 12 relating to the Company's announcement of its fiscal year 2002 financial results.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         WORLDPORT COMMUNICATIONS, INC.


         Date:    April 30, 2003                     By:   /s/ Kathleen A. Cote
                                                         -----------------------
                                                         Kathleen A. Cote
                                                         Chief Executive Officer



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

         /s/ Kathleen A. Cote
         --------------------
         Kathleen A. Cote
         Chief Executive Officer and acting Chief Financial Officer


         April 30, 2003