Form 10-Q
period 2003-06-30
WORLDPORT COMMUNICATIONS INC
filed 2003-08-14
CIK 857847

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------



                                   FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003.

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

As of August 14, 2003, the Registrant had 32,940,207 shares of Common Stock, par value $0.0001, outstanding.


================================================================================

                         WORLDPORT COMMUNICATIONS, INC.
                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION
------------------------------

    Item 1.  Financial Statements - unaudited

             Condensed Consolidated Balance Sheets as of
             June 30, 2003 and December 31, 2002.............................  3

             Condensed Consolidated Statements of Operations for the
             Three Months and Six Months Ended June 30, 2003 and 2002........  4

             Condensed Consolidated Statements of Cash Flows for the
             Six Months Ended June 30, 2003 and 2002.........................  5

             Notes to Condensed Consolidated Financial Statements............  6

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations................... 17

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk...... 24

    Item 4.  Controls and Procedures......................................... 25

PART II - OTHER INFORMATION
---------------------------

    Item 1.  Legal Proceedings............................................... 26

    Item 2.  Changes in Securities........................................... 27

    Item 6.  Exhibits and Reports on Form 8-K................................ 28


SIGNATURE.................................................................... 29

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                                               JUNE 30,      DECEMBER 31,
                                                                                                 2003            2002
                                                                                                 ----            ----
                                          ASSETS
CURRENT ASSETS:
    Cash and cash equivalents.............................................................       $  32,523        $ 107,697
    Marketable securities.................................................................          10,987           10,841
    Other current assets..................................................................             816              284
                                                                                                 ---------        ---------
                  Total current assets....................................................          44,326          118,822
    PROPERTY AND EQUIPMENT, net...........................................................              11              101
    OTHER ASSETS..........................................................................             172              197
                                                                                                 ---------        ---------
                       TOTAL ASSETS.......................................................       $  44,509        $ 119,120
                                                                                                 =========        =========


                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable.....................................................................        $  2,997          $ 3,014
     Accrued expenses.....................................................................          14,784           14,473
     Net liabilities of non-controlled subsidiaries.......................................          10,067            9,528
     Current portion of obligations under capital leases .................................           2,647            3,210
     Other current liabilities............................................................             832              846
                                                                                                 ---------        ---------
                    Total current liabilities.............................................          31,327           31,071

      Long-term obligations under capital leases, net of current portion..................            --                834
                                                                                                 ---------        ---------
                    Total liabilities....................................................           31,327           31,905

STOCKHOLDERS' EQUITY:
     Undesignated preferred stock, $0.0001 par value, 4,004,000 shares authorized, no
        shares issued and outstanding.....................................................              --               --
     Series A convertible preferred stock, $0.0001 par value, 750,000 shares authorized,
        no shares issued and outstanding..................................................              --               --
     Series B convertible preferred stock, $0.0001 par value, 3,000,000 shares authorized,
        0 and 956,417 shares issued and outstanding in 2003 and 2002, respectively........              --               --
     Series C convertible preferred stock, $0.0001 par value, 1,450,000 shares authorized,
        0 and 1,416,030 shares issued and outstanding in 2003 and 2002, respectively......              --               --
     Series D convertible preferred stock, $0.0001 par value, 650,000 shares authorized,
        0 and 316,921 shares issued and outstanding in 2003 and 2002, respectively........              --               --
     Series E convertible preferred stock, $0.0001 par value, 145,000 shares authorized,
        0 and 141,603 shares issued and outstanding in 2003 and 2002, respectively........              --               --
     Series G convertible preferred stock, $0.0001 par value, 1,000 shares authorized,
        0 and 1,000 shares issued and outstanding in 2003 and 2002, respectively..........              --               --
     Common stock, $0.0001 par value, 200,000,00 shares authorized, 32,940,207 and
        39,087,252 shares issued and outstanding in 2003 and 2002, respectively...........               3                4
     Warrants.............................................................................           2,611            2,611
     Additional paid-in capital...........................................................         120,984          187,213
     Accumulated other comprehensive loss.................................................         (8,643)          (6,511)
     Accumulated deficit..................................................................       (101,773)         (96,102)
                                                                                                 ---------        ---------
                    Total stockholders' equity ...........................................          13,182           87,215
                                                                                                 ---------        ---------

                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........................         $ 44,509        $ 119,120
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




                                            WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (In thousands, except per share data)
                                                              (Unaudited)



                                                                       Three Months Ended               Six Months Ended
                                                                           June 30,                       June 30,
                                                                           --------                       --------
                                                                      2003            2002             2003            2002
                                                                      ----            ----             ----            ----

REVENUES...................................................       $     --          $   --         $      --        $      --

COST OF SERVICES...........................................             --              --                --               --
                                                                  --------         -------         ---------        ---------
     Gross profit..........................................             --              --                --               --
                                                                  --------         -------         ---------        ---------

OPERATING EXPENSES:
     Selling, general and administrative expenses..........            877             978             1,698            1,908
     Depreciation and amortization.........................             14              38                47               77
                                                                  --------         -------         ---------        ---------
           Operating loss..................................          (891)         (1,016)           (1,745)          (1,985)
                                                                  --------         -------         ---------        ---------

OTHER INCOME (EXPENSE):
     Interest income  .....................................            145             595               454              899
     Interest expense......................................             --              --                --            (111)
     Other income (expense), net...........................           (16)              --                41              (4)
                                                                  --------         -------         ---------        ---------

LOSS BEFORE INCOME TAXES...................................          (762)           (421)           (1,250)          (1,201)

INCOME TAX PROVISION.......................................             --              --                --              --
                                                                  --------         -------         ---------        ---------

NET LOSS FROM CONTINUING OPERATIONS........................          (762)           (421)           (1,250)          (1,201)

INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS, net of tax...................................             --           6,962                --            (357)
                                                                  --------         -------         ---------        ---------

NET INCOME (LOSS)..........................................       $  (762)         $ 6,541         $ (1,250)         $(1,558)
                                                                  ========         =======         =========        =========

NET LOSS PER SHARE FROM CONTINUING OPERATIONS:
   BASIC...................................................       $ (0.02)        $ (0.01)         $  (0.03)        $  (0.03)
                                                                  ========         =======         =========        =========
   DILUTED.................................................       $ (0.02)        $ (0.01)         $  (0.03)        $  (0.03)
                                                                  ========         =======         =========        =========

NET INCOME (LOSS) PER SHARE:
   BASIC...................................................       $ (0.02)        $   0.17         $  (0.03)        $  (0.04)
                                                                  ========         =======         =========        =========
   DILUTED.................................................       $ (0.02)        $   0.11         $  (0.03)        $  (0.04)
                                                                  ========         =======         =========        =========

SHARES USED IN NET INCOME (LOSS) PER SHARE
  CALCULATION:
    BASIC..................................................         34,089          39,087            36,574           39,087
    CONVERTIBLE PREFERRED STOCK............................             --          22,066                --               --
    WARRANTS...............................................             --             665                --               --
    OPTIONS................................................             --              --                --               --
                                                                  --------         -------         ---------        ---------
    DILUTED................................................         34,089          61,818            36,574           39,087
                                                                  ========         =======         =========        =========

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



                                            WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (In thousands)
                                                              (Unaudited)

                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                                     --------
                                                                                                 2003            2002
                                                                                                 ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss............................................................................           $ (1,250)        $ (1,558)
Adjustments to reconcile net loss to net cash flows from operating activities:
          Loss from discontinued operations.........................................                  --              357
          Depreciation and amortization.............................................                  47               77
          (Gain) loss on disposal of assets.........................................                (35)                4
          Change in other current and noncurrent assets.............................               (507)               93
          Change in accounts payable, accrued expenses and other liabilities........               (856)          (1,430)

                    Net cash flows from operating activities........................             (2,601)          (2,457)

CASH FLOWS FROM INVESTING ACTIVITIES:
          Proceeds from sale of assets..............................................                  77               --

                    Net cash flows from investing activities........................                  77               --

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repurchase of preferred stock, including dividend.............................            (67,577)               --
      Repurchase of common stock ...................................................             (3,074)               --

                    Net cash flows from financing activities........................            (70,651)               --


Net cash flows from discontinued operations.........................................             (1,999)           50,560

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS................................            (75,174)           48,103

CASH AND CASH EQUIVALENTS, beginning of the period..................................             107,697           61,475

CASH AND CASH EQUIVALENTS, end of the period........................................           $  32,523        $ 109,578

CASH PAID DURING THE PERIOD FOR INTEREST............................................           $      --        $      --

CASH PAID DURING THE PERIOD FOR INCOME TAXES........................................           $      --        $      --





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

               As described in Note 6, the Company commenced a self-tender offer for the Company's common stock on March 7, 2003. The self-tender offer expired on April 11, 2003, and approximately 6.1 million shares were repurchased by the Company as a result of the self-tender offer, all of which have been retired. As of June 30, 2003, the Company had approximately 32.9 million shares of common stock outstanding. On April 15, 2003, the Company's two largest shareholders and a member of the Company's board of directors entered into a stockholders agreement. This agreement is described further in Note 6.

               On March 7, 2003, in a separate transaction, the Company repurchased approximately 99% of its outstanding preferred stock from The Heico Companies, L.L.C. ("Heico"). The shares were repurchased for $67.4 million, which represented the aggregate liquidation preference of the purchased shares, including a 7% dividend that was required under the terms of the preferred stock before any distributions or purchases of the Company's common stock. During April 2003, the Company repurchased the remaining preferred stock from the three remaining preferred stockholders for an aggregate purchase price of $0.2 million. Worldport has retired the preferred stock it has repurchased and as of June 30, 2003, the Company had no preferred stock outstanding.

               As of August 13, 2003, the Company had approximately $39.6 million in cash, cash equivalents and marketable securities. The Company intends to explore the possible benefits to its stockholders of changing its domicile to outside the United States of America or terminating the registration of its securities under the Securities Exchange Act of 1934. The Company intends to continue to consider potential acquisition opportunities, although the Company has not identified a specific industry on which it intends to focus and has no present plans, proposals, arrangements or understandings with respect to the acquisition of any specific business.

         Basis of Presentation
         ---------------------

               The accompanying condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted in this Form 10-Q pursuant to such rules and regulations; however, management believes that the disclosures herein are adequate to make the information presented not misleading. The financial statements and notes thereto included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

               In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2003, and the results of operations and cash flows for the respective periods ended June 30, 2003 and 2002. The results of operations for the three months and six months ended June 30, 2003, are not necessarily indicative of the operating results for the full year.

         Consolidation
         -------------

               The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

               Under GAAP, consolidation is generally required for investments of more than 50% of the outstanding voting stock of any investee, except when control is not held by the majority owner. Under these principles, legal reorganization or other proceedings (including administration, receivership, or liquidation) represent conditions which can preclude consolidation in instances where control rests with an administrator, receiver or liquidator rather than the majority owner. As discussed in Note 3, the Company's U.K., Irish, German and Swedish subsidiaries filed or were placed into the local jurisdiction's applicable proceedings. As a result, the Company deconsolidated these subsidiaries' financial results and began accounting for its investment in the subsidiaries under the equity method of accounting and began recording gains and losses upon settlement.

         Use of Estimates
         ----------------

               The Company's financial statements are prepared in accordance with GAAP. Financial statements prepared in accordance with GAAP require the use of management estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Foreign Currency
         ----------------

               Prior to the transactions described in Note 3, substantially all of the Company's operations were in Europe. The assets and liabilities of non-U.S. subsidiaries were translated at the rates of exchange as of the balance sheet date, and income statement items were translated at the average rates prevailing during the period. The resulting translation adjustment was recorded as a component of stockholders' equity. Exchange gains and losses on intercompany balances of a long-term investment nature were also recorded as a component of stockholders' equity. Other foreign exchange gains and losses were recorded in income on a current basis and have been included in Loss from Discontinued Operations. These other foreign exchange gains and losses were minimal for the three months and six months ended June 30, 2003 and 2002, respectively.

         Derivatives
         -----------

               The Company has used derivative instruments to hedge its foreign currency exposure only on a limited basis. Accordingly, the Company is not subject to any additional significant foreign currency market risk other than normal fluctuations in exchange rates. At June 30, 2003 there were no foreign currency hedge contracts outstanding.

         Earnings (Loss) per Share
         -------------------------

               The Company has applied the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings per share includes the effect of dilutive common stock equivalents. In 2003 and 2002, basic and diluted loss per share from continuing operations is the same because all dilutive securities had an antidilutive effect on loss per share.

         New Accounting Pronouncements
         -----------------------------

               In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date of an entity's commitment to an exit plan. The Company adopted SFAS No. 146 for any exit or disposal activities initiated after December 31, 2002.

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


(2)      COMPREHENSIVE LOSS

               Total comprehensive income (loss) for the three and six months ended June 30, 2003 and 2002 was as follows:


                                                              Three Months Ended            Six Months Ended
                                                                   June 30,                     June 30,
                                                              2003          2002          2003          2002
                                                              ----          ----          ----          ----
Net income (loss)                                            $   (762)     $6,541     $(1,250)      $ (1,558)
Foreign currency translation adjustments                       (1,479)    (3,405)      (2,278)        (3,012)
Unrealized gain on marketable securities held-for-sale              46        126          146            237
Total comprehensive income (loss)                            $ (2,195)     $3,262     $(3,382)      $ (4,333)


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

               |X| In November 2001, the Company announced that its Irish subsidiary was ceasing operations at its Dublin, Ireland facility. An orderly shutdown of the Ireland operations was commenced, and was substantially completed by December 31, 2001. In April 2002, Worldport Ireland Limited was given notice that a petition for winding up was filed and would be presented to the Irish High Court by Global Crossing Ireland Limited. The petition was heard by the Irish High Court on May 13, 2002 and a liquidator was appointed for this subsidiary to act on behalf of the creditors. As a result of this action, the liquidator gained control over this subsidiary's assets. In September 2002, the liquidator disclaimed the leases for the two facilities previously used by the Irish subsidiary. The Company provided a guarantee with respect to the lease of one of these facilities. (See
                    Note 8 for a discussion of the legal proceedings relating to this guarantee.) The assets and liabilities of the Irish subsidiary that were not guaranteed or incurred by the parent company, Worldport Communications, Inc. ("Worldport Inc."), were deconsolidated in the second quarter of 2002 and reflected in Net Liabilities of Non-controlled Subsidiaries on the Company's balance sheets (see Note 5). At June 30, 2003, the Net Liabilities of Non-controlled Subsidiaries relating to Ireland equaled $4.4 million. Approximately $18.6 million of liabilities that were guaranteed or incurred by Worldport Inc. have not been deconsolidated and are reflected as accounts payable and accrued expenses in the condensed consolidated balance sheets at June 30, 2003.

               |X| In December 2001, the Company sold the assets and certain liabilities of its Swedish subsidiary, Hostmark AB, to OM Technology AB for a final sales price of 7.5 million Swedish kronor (approximately $0.8 million), which was fully collected by August 2002. OM also agreed to assume the ownership of Hostmark AB's Stockholm Internet solutions center and the operations at that center, and all customers' contracts. In September 2002, Hostmark AB was put into liquidation and a liquidator was appointed to control this subsidiary. As a result of the asset sale to OM Technology AB in December 2001, there were no assets and minimal liabilities remaining in this Swedish subsidiary. Those liabilities were deconsolidated in the third quarter of 2002 and reflected in Net Liabilities of Non-controlled Subsidiaries on the Company's balance sheets (see Note 5). At June 30, 2003, the Net Liabilities of Non-controlled Subsidiaries relating to Hostmark AB equaled $0.1 million.

               |X| In December 2001, the Company sold its Swedish professional services business to its employees in a management buyout for $0.9 million, the majority of which is in the form of a note. Due to uncertainties related to the collectibility of this note, it has been fully reserved.

               |X| In December 2001, the Company placed its German subsidiary, Hostmark GmbH, into receivership under German law. As a result of this action, the receiver gained control over this subsidiary's assets. The assets and liabilities of Hostmark GmbH held in receivership were deconsolidated in the Company's financial statements in the fourth quarter of 2001 and reflected in Net Liabilities of Non-controlled Subsidiaries on the Company's balance sheet as a net liability of approximately $1.4 million (see Note 5). As of June 30, 2003, there were no Net Liabilities of Non-controlled Subsidiaries relating to Hostmark GmbH.

               |X| In March 2002, the Company made the decision to make no further investment in its U.K. managed hosting operation. On March 26, 2002, the Company's U.K. subsidiaries, Hostmark World Limited and Hostmark U.K. Limited, filed a petition for Administration under the United Kingdom Insolvency Act. An administrator was appointed for these subsidiaries to either reorganize, find new investors, sell or liquidate the U.K. businesses for the benefit of their creditors. As a result of this action, the administrator gained control over these subsidiaries' assets. The assets and liabilities of the U.K. subsidiaries were deconsolidated in the Company's financial statements in the first quarter of 2002 and reflected in Net Liabilities of Non-controlled Subsidiaries on the Company's balance sheets (see Note 5). At June 30, 2003, the Net Liabilities of Non-controlled Subsidiaries relating to the U.K. equaled $5.6 million. In August 2002, the U.K. administrator identified a new third party tenant for the Slough data center. The third party paid approximately 5.7 million British pounds to the U.K. administrator, in addition to the assumption of the lease liability, for the Slough data center operation and related assets. On August 8, 2003, a Company Voluntary Arrangement was approved for the Company's UK subsidiaries. The voluntary arrangements contemplate a first and final dividend of approximately 18 pence in the pound in the case of Hostmark World Limited and 60 pence in the pound in the case of Hostmark UK Limited, both of which are anticipated to be paid to unsecured creditors by March 2004. Based on the amount of the Company's current claims in such proceedings, the Company would receive aggregate dividends of approximately $6 million if dividends were made in these amounts. Additionally, the Company would reduce Liabilities of Non-controlled Subsidiaries by up to $5.6 million. It is still possible that creditors or other parties in interest could challenge the Company's claim or could assert additional claims. Therefore, there can be no assurance that the Company will receive a distribution in these proceedings, or if a distribution is received, there can be no assurance that the Company will receive the amount currently contemplated by the Company Voluntary Arrangements. As a result of the uncertainty regarding collectibility, the Company has not recorded a gain for any potential dividends.

               In addition, the Company completed the sale of its remaining carrier business, Telenational Communications, Inc. ("TNC") in October 2001 for $0.4 million. Due to uncertainties related to the collectibility of this note, the note was fully reserved for in 2001. However, in the fourth quarter of 2002, the Company reached an agreement with the purchaser to accept $0.3 million in full satisfaction of the note. This amount was received by the Company in the fourth quarter of 2002 and resulted in a gain of $0.3 million.

               As a result of these transactions, the Company had exited all three of its operating segments as of March 31, 2002 and has been operating since then with only a minimal headquarters staff. Accordingly, results of these exited operations have been classified as discontinued.

               There were no operating results from discontinued operations for the three months and six months ended June 30, 2003. The operating results of discontinued operations for the three months and six months ended June 30, 2002 were as follows (in thousands):


                                                Three Months Ended     Six Months Ended
                                                  June 30, 2002          June 30, 2002
                                                  -------------          -------------
         Net revenue                              $       --               $     291
         Restructuring costs (see Note 4)             (7,717)                  2,283
         Gain (loss) before income taxes                6,962                (5,594)
         Income tax benefit                                --                  5,597
         Net income (loss) from discontinued
            operations                                  6,962                  (357)




               Assets and liabilities related to the discontinued operations as of June 30, 2003 and December 31, 2002 consist of the following:


                                                                June 30,       December 31,
                                                                  2003             2002
                                                                  ----             ----
                Current assets                                 $       10       $         5
                Noncurrent assets                                       9                 9
                Current liabilities                              (28,687)          (27,578)
                Long-term liabilities                                                 (834)
                                                                   --
                                                               ----------       -----------
                Net liabilities of discontinued operations     $ (28,668)       $  (28,398)
                                                               ==========       ===========


(4)      RESTRUCTURING ACTIVITIES

               In the fourth quarter of 2001 and in the first quarter of 2002, the Company recorded restructuring charges of $101.5 million and $10.0 million, respectively, relating to the actions described in Note 3. These restructuring charges primarily included severance, facility exit costs, bandwidth contract termination costs, and the write down of assets to their expected net realizable value. These charges have been primarily included in Income (Loss) from Discontinued Operations.

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

               Bandwidth contract termination costs of $4.7 million and $0.4 million were recorded in the fourth quarter of 2001 and the first quarter of 2002, respectively. These costs represent early termination penalties accrued by the Company for the cancellation of certain bandwidth contracts related to its ceased managed hosting operations in Ireland and the U.K.

               Severance of $1.3 million was recorded in the fourth quarter of 2001 and all severance payments had been made by June 30, 2002. The headcount reduction affected approximately 100 employees, who were primarily located in Ireland. Substantially all employees terminated under this plan were released by December 31, 2001, with the few remaining employees terminated in the first quarter of 2002. Additionally, during the second quarter of 2003, the Company accepted the resignation of its existing Chief Executive Officer and terminated certain headquarters staff and recorded a charge of approximately $0.2 million in selling, general and administrative expenses.

               Other costs of $1.4 million and $1.7 million were recorded in the fourth quarter of 2001 and the first quarter of 2002, respectively, and include estimated legal expenses, costs to settle outstanding purchase commitments, and other shutdown related expenses.





               The following table summarizes the significant components of the restructuring reserve included in Accrued Expenses at June 30, 2003 (in thousands):


                                                Balance At                                               Balance At
                                               December 31,                   Cash        Non-cash       June 30,
                                                   2002        Additions    Payments     Adjustments       2003
                                                   ----        ---------    --------     -----------       ----
           Facility exit costs                  $ 5,887           --      $ (245)         $  560         $ 6,202
           Bandwidth contract termination         4,299           --           --            417           4,716
           Other costs                              189           --        (120)             15              84
                                                -------         ----      ------          ------         -------
           Total                                $10,375         $ --      $ (365)         $  992         $11,002
                                                =======         ====      =======         ======         =======



               The non-cash adjustments of $1.0 million primarily represent the impact of foreign currency fluctuations on translated balances.

               The Company's management is continuing to seek opportunities to further reduce its liabilities related to the exited businesses and it is evaluating the possible sale or disposition of the remaining assets, including potentially subleasing the facilities remaining under operating lease agreements. All remaining restructuring costs are due to be paid by December 31, 2010, with $4.6 million due in 2003, $0.9 million in 2004, $0.9 million in 2005, $1.0 million in 2006, $1.0 million in 2007 and $2.6 million thereafter.

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

               Under GAAP, consolidation is generally required for investments of more than 50% of the outstanding voting stock of any investee, except when control is not held by the majority owner. Under these principles, legal reorganization or other proceedings (including Administration, receivership, or liquidation) represent conditions which can preclude consolidation in instances where control rests with an administrator, receiver or liquidator rather than the majority owner. As discussed above, the U.K., Irish, German and Swedish subsidiaries filed or were placed into the local jurisdiction's applicable proceedings. As a result, the Company deconsolidated the subsidiaries' financial results and began accounting for its investment in the subsidiaries under the equity method of accounting and began recording gains and losses upon settlement.

               Prior to the filing or placement into the respective proceedings, under GAAP, the Company had recognized losses in excess of its investment in these subsidiaries of $10.8 million. Since these subsidiaries' results are no longer consolidated and the Company believes that it is not probable that it will be obligated to fund losses related to these investments, any adjustments reflected in the subsidiaries' financial statements subsequent to the effective dates of these proceedings are not expected to adversely affect the Company's consolidated results.

               However, as the liabilities of these subsidiaries exceed the recorded value of their assets, there can be no assurance that these creditors will not make claims against the parent company, Worldport Inc., for these obligations or that, through the proceedings, Worldport Inc. would not be required to satisfy any of these obligations. As a result, the Company has not reflected any adjustments relating to the deconsolidation of these subsidiaries other than by presenting the net liability for each of these subsidiaries as Net Liabilities of Non-controlled Subsidiaries and discontinuing the recording of earnings or losses from these subsidiaries after the effective dates of these proceedings. To the extent that any of these liabilities are extinguished through these proceedings without funding from the Company, the Company may recognize gains in future periods as a result of the forgiveness of such obligations. Conversely, when the proceedings are completed and liabilities are extinguished, the Company may recognize losses on the foreign currency translation losses currently included in Accumulated Other Comprehensive Loss.

               In August 2002, the U.K. administrator identified a new third party tenant for the Slough data center. The third party paid approximately 5.7 million British pounds to the U.K. administrator, in addition to the assumption of the lease liability, for the Slough data center operation and related assets. The 5.7 million British pounds proceeds may be used to satisfy all or a portion of the Net Liabilities of Non-controlled Subsidiaries for the U.K. entities, and accordingly, the Company may recognize gains in future periods as a result of this transaction. The Company had previously agreed to guarantee, on behalf of its U.K. subsidiary, the Slough data center lease expiring in 2015. In connection with the August 2002 transaction, the landlord agreed to release the underlying lease guarantee and, therefore, relieve the Company from the $7.7 million lease liability upon the payment of 0.2 million British pounds (approximately $0.3 million), which payment was funded by the Company. The $7.7 million lease liability had originally been recorded by the Company as part of the $10.0 million restructuring charge taken on the U.K. business in the first quarter of 2002. Accordingly, the Company reduced its liabilities by, and recorded a gain from discontinued operations of, $7.7 million in the second quarter of 2002.

               In the third quarter of 2002, the Company was informed by its German attorneys that the receiver terminated the Frankfurt lease effective December 31, 2002 under the provisions of German law. As a result, Hostmark GmbH was no longer obligated for lease payments due after the effective date (approximately $1.6 million). The lease liability had originally been recorded by the Company as part of the $101.5 million restructuring charge taken on the discontinued businesses in the fourth quarter of 2001. Additionally, the Company was informed that the receiver has declared insufficiency of the estate under the provisions of German law. This declaration was made because the receiver determined that the remaining net assets of the German company were not sufficient to cover the administrative costs of the proceedings, and consequently, no distributions could be made to the third party creditors (including the Frankfurt landlord for lease payments prior to the December 31, 2002 termination date). This declaration can be revoked in the future to the extent money is collected by the receiver on behalf of Hostmark GmbH in an amount sufficient to provide a distribution to the third party creditors. Based on its understanding of the German proceedings, the Company did not believe it was obligated to fund the Frankfurt lease obligation and other creditor liabilities of the German subsidiary. Therefore, in the third quarter of 2002, the Company reduced its Net Liabilities of Non-controlled Subsidiaries by, and recorded a gain from discontinued operations of, $1.4 million relating to the net liabilities of the German subsidiary.

               In addition to the third party creditors of the Company's subsidiaries, Worldport Inc. from time to time made advances to these subsidiaries prior to the Company's subsidiaries entering into the relevant proceedings. Therefore, Worldport Inc. is also a creditor of these subsidiaries in these proceedings. The Company is not able to determine at this time the priority of Worldport Inc.'s claim in such proceedings or whether or not Worldport Inc. will be able to recover any portion of these advances. The Company has been informed that it may receive a distribution as the result of the administration proceedings of its U.K. subsidiaries. If Worldport Inc. is successful in collecting any portion of the advances made to any of its subsidiaries, the Company would recognize a gain and an increase in cash at that time.

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

               Excluding the liabilities of the U.K., Irish and Swedish subsidiaries that are recorded in Net Liabilities of Non-controlled Subsidiaries as discussed above, there are approximately $21.3 million of liabilities reflected on the Company's June 30, 2003, balance sheet attributable to Worldport Inc. and the remaining subsidiaries not in Administration, receivership or liquidation. The Company has assumed, for purposes of calculating these liabilities, that it will not be able to mitigate them, however, Company management is currently seeking opportunities to further reduce these liabilities. There can be no assurance that the Company will be successful in its efforts to mitigate these liabilities or that additional claims will not be asserted against Worldport Inc.



(6)      EQUITY TRANSACTIONS

               On March 7, 2003, the Company repurchased approximately 99% of its outstanding preferred stock from a single owner, The Heico Companies L.L.C. The shares were repurchased for $67.4 million, which represents the aggregate liquidation preference of the purchased shares, including a 7% dividend that was required under the terms of the preferred stock before any distributions on or purchase of the Company's common stock. As a result of this repurchase, Additional Paid-in Capital was reduced by $63.0 million and Accumulated Deficit was increased by $4.4 million, reflecting the 7% dividend. In April 2003, Worldport paid an aggregate purchase price of $0.2 million to complete similar purchase offers with the three remaining preferred stockholders, who owned, in aggregate, 34,056 shares of Series B preferred stock. Worldport has retired all of the preferred stock it has repurchased and as of June 30, 2003, the Company had no preferred stock outstanding.

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

               Recognizing that the tender of shares pursuant to the W.C.I. Offer demonstrated the apparent desire of certain stockholders for liquidity, the Company's Board of Directors considered and approved a self-tender offer. The Company commenced a self-tender offer on March 7, 2003 for any and all of the Company's outstanding common stock at a price of $0.50 per share (the "Self-Tender Offer"). The Self-Tender Offer was not conditioned on any minimum number of shares being tendered, however it was subject to certain conditions described in the Company's Form TO-I filed with the Securities and Exchange Commission on March 7, 2003. The Self-Tender Offer expired on April 11, 2003. Approximately 6.1 million shares were validly tendered and repurchased by the Company for a purchase price of approximately $3.1 million. The repurchased shares have been retired by the Company, and, as of June 30, 2003, the Company had approximately 32.9 million shares of common stock outstanding.

               Heico and Hambro, neither of which tendered any shares in the offering, are the Company's two largest shareholders. Heico is controlled by Michael E. Heisley, Chairman and Chief Executive Officer of the Company, and his family. Heico, Hambro, and Stanley H. Meadows, a director of the Company, entered into a stockholders agreement as of April 15, 2003, in which they agreed, among other things, to vote all shares of the Company's common stock over which they have voting control in order to cause the Company's Board to consist of two representatives designated by Heico and two representatives designated by Hambro and to cause the Company not to take specified actions, including the issuance or repurchase of equity securities, a material change in the Company's business and certain acquisitions, investments and claim settlements, without the approval of a majority of the directors designated by Heico and of the majority of the directors designated by Hambro. According to the Schedule 13D, as amended, of Michael E. Heisley and Heico, Heico is the beneficial owner of 6,077,707 shares of the Company's common stock (18.4% of the outstanding shares as of June 30, 2003) and holds warrants to purchase 679,451 shares of common stock (2.1% of the outstanding shares as of June 30, 2003) and Mr. Heisley holds options to purchase 2,114,583 shares of common stock (6.4% of the outstanding shares as of June 30, 2003). According to the Schedule 13D, as amended, of Hambro, Hambro is the beneficial owner of 9,367,869 shares of the Company's common stock (28.4% of the outstanding shares as of June 30, 2003). Mr. Meadows is the beneficial owner of 1,764,129 shares of the Company's common stock (5.4% of the outstanding shares as of June 30, 2003). A copy of the stockholders' agreement is attached to the Amended Form 13-D filed by Heico on April 28, 2003.


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


(8)      CONTINGENCIES

               In March 2002, an Administrator was appointed for the U.K. subsidiaries, Hostmark World Limited and Hostmark U.K. Limited, by an order of the Companies Court, Chancery Division of High Court under the United Kingdom Insolvency Act. In April 2002, the Irish subsidiary, Worldport Ireland Limited, was given notice that a petition for winding up was filed and would be presented to the Irish High Court on behalf of Global Crossing Ireland Limited. The petition was heard by the Irish High Court on May 13, 2002 and a liquidator was appointed for this subsidiary to act on behalf of the creditors. As a result of these actions, the Administrator or liquidator has control over these subsidiaries' assets. However, the Company believes that each of these subsidiaries has liabilities, which exceed the recorded value of its assets. The Company has been informed that it may receive a distribution as the result of the administration proceedings of its U.K. subsidiaries. Certain creditors of the Company's subsidiaries have made claims directly against the parent company, Worldport Inc., for liabilities related to the operation of these subsidiaries and additional creditors could assert similar claims. There can be no assurance that Worldport Inc. will be successful in defending these claims and in limiting its liability for the obligations of its subsidiaries.

               In June 2002, the High Court of Ireland issued a Summary Summons to the parent company, Worldport Inc., on behalf of Cable & Wireless (Ireland) Limited, who is seeking payment of 1.0 million British pounds and 2.3 million Euros, together with applicable VAT. (Excluding VAT, this represents approximately $4.3 million.) These claims relate to unpaid invoices for Internet services provided by Cable & Wireless (Ireland) Limited to the Company's subsidiary in Ireland (now in liquidation) and termination of contract charges. The Company is contesting the validity of the claims and believes that the claims, to the extent valid, are obligations of the Company's Irish subsidiary and not of Worldport Inc., but is continuing to investigate the claims. There can be no assurance that such claims will not be successful against Worldport Inc. However, the outcome of the matter is not expected to have a material adverse effect on the consolidated results of the Company in excess of amounts already recorded.

               In October 2002, the Company received a letter from legal counsel to Channor Limited, the landlord of the data center in Dublin, Ireland, with respect to the Company's guarantee on that facility. This letter demanded the payment within 14 days of approximately 0.9 million Euros in accrued rent and charges and the confirmation of the Company's liabilities as guarantor under the lease. In February 2003, Channor Limited filed a Notice of Motion in the High Court of Ireland against Worldport Inc. in which the landlord demands payment of approximately
         1.2 million Euros, which included additional rent that they claim had accrued since their prior demand. The demand amount was subsequently increased to 1.4 million Euros in April 2003. In June 2003, judgment was entered against Worldport requiring that Worldport pay Channor Limited Euro 750,000. In addition the High Court required that Worldport place Euro 500,000 into escrow with the Court pending plenary hearing. The Company made these payments in July 2003. These amounts were previously accrued in the fourth quarter of 2001. In conjunction with the judgment issued, the High Court deferred the balance of the claim to plenary hearing. January 2003, the Company's legal counsel received a letter from legal counsel for the landlord in which the landlord demanded that the Company assume the position of tenant under the lease. Should the Company be forced to assume the position of tenant under the lease, the Company could be obligated for the full amount of rent through 2010 plus certain taxes and maintenance expenses. In July 2003, the Company notified Channor that it would be prepared to assume the lease subject to a number of conditions to which Channor has yet to respond. The Company is continuing to contest the validity of each of the landlord's demands. However, the outcome of the matter is not expected to have a material adverse effect on the consolidated results of the Company in excess of amounts already recorded. Included in Accrued Expenses at June 30, 2003 is $6.2 million, which represents rent payable on the data center between January 2002 and 2010, the earliest contractual termination date of the lease.

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

               On January 8, 2003, four substantially identical complaints were filed in the Circuit Court of Cook County, Illinois, County Department, Chancery Division against the Company and its then current directors (the "Illinois actions"). Additionally, on January 16, 2003, a complaint was filed in the Court of Chancery of the State of Delaware. The foregoing actions purport to be brought on behalf of all public stockholders of the Company in connection with the W.C.I. Offer. The actions allege, among other things, that certain of the defendants have breached their fiduciary duties to the Company and its stockholders. The complaints purport to seek, inter alia, a variety of relief, including in certain circumstances damages and an injunction preventing consummation of the W.C.I. offer.

               In one of the Illinois actions, on April 30, 2003 an amended complaint was filed (which added Heico and J O Hambro Capital Management Limited as defendants) that purports to allege both class and shareholder derivative claims for breach of fiduciary duties, waste of corporate assets and unjust enrichment with regard to the Company's self-tender offer and repurchase of preferred stock. The amended complaint purports to seek, inter alia, rescission of the Company's self-tender offer and repurchase of the Company's preferred stock, damages, costs and attorneys' fees. On July 8, 2003 the Illinois actions were consolidated, and on July 10, 2003 a Consolidated Amended Class and Derivative Complaint was filed which, on behalf of the plaintiffs in each of the Illinois actions, purports to assert the same claims, seeking the same relief against the same parties, as were asserted in the amended complaint. The Company believes these allegations to be without merit and intends to vigorously contest the allegations.

               On March 12, 2003, a complaint was filed in the United States Bankruptcy Court for the District of Delaware against the Company. The complaint was filed on behalf of one of the Company's former customers, which is now in bankruptcy and alleges breach of contract, fraud, and misrepresentation in connection with the sale of indefeasible rights of use ("IRUs") to the customer. The plaintiff is seeking payment of $2.2 million plus legal costs and punitive damages. The Company intends to defend this claim and believes that it has meritorious defenses.

               On March 12, 2003, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware against the Company, its then current directors and Heico. The complaint alleges breaches of fiduciary duty relating to the Company's repurchase of the Company's preferred stock. The complaint seeks a declaration that the defendants have breached their fiduciary duties to the Company and its common stockholders, damages, costs, and attorneys' fees. The Company believes these allegations to be without merit and intends to vigorously contest the allegations.

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

               Following the exploration and review of strategic alternatives, the Company determined that it was necessary to dramatically reduce the rate at which its operations were using cash and to minimize its exposure in markets that were experiencing significantly slower than expected market growth. As a result, the Company made a decision to take further restructuring actions and to divest itself of certain assets. Accordingly, the Company took the following actions in the fourth quarter of 2001 and the first quarter of 2002:

               |X| In November 2001, the Company announced that its Irish subsidiary was ceasing operations at its Dublin, Ireland facility. An orderly shutdown of the Ireland operations was commenced, and was substantially completed by December 31, 2001.

               |X| In December 2001, the Company sold the assets and certain liabilities of its managed services business in Stockholm, Sweden, to OM Technology AB for a final sales price of 7.5 million Swedish kronor (approximately $0.8 million), which was fully collected by August 2002. OM also agreed to assume the ownership of Worldport's Stockholm Internet solution center and the operations at that center, and all customers' contracts.

               |X| In December 2001, the Company also sold its Swedish professional services business (formerly known as VIS-able International AB) to its employees in a management buyout for $0.9 million, the majority of which is in the form of a note. Due to uncertainties related to the collectibility of this note, it has been fully reserved.

               |X| In December 2001, the Company placed its German subsidiary, Hostmark GmbH, into receivership under German law. As a result of this action, the receiver has control over this subsidiary's assets.

               |X| In March 2002, the Company's Board of Directors made the decision to make no further investment in its U.K. managed hosting operation. The Company recorded a $10.0 million restructuring charge in the first quarter of 2002 related to this action. On March 26, 2002, the Company's U.K. subsidiaries, Hostmark World Limited and Hostmark U.K. Limited, filed a petition for Administration under the United Kingdom Insolvency Act. An administrator was appointed for these subsidiaries to either reorganize, find new investors, sell or liquidate the U.K. businesses for the benefit of their creditors. As a result of this action, the administrator has control over these subsidiaries' assets.

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

               |X| In April 2002, Worldport Ireland Limited was given notice that a petition for winding up was filed and would be presented to the Irish High Court by Global Crossing Ireland Limited. The petition was heard by the Irish High Court on May 13, 2002 and a liquidator was appointed for this subsidiary to act on behalf of the creditors. As a result of this action, the liquidator has control over this subsidiary's assets.

               |X| In August 2002, the U.K. administrator identified a new third party tenant for the Slough, U.K., data center. The third party paid approximately 5.7 million British pounds to the U.K. administrator, in addition to the assumption of the lease liability, for the Slough data center operation and related assets. The Company had previously agreed to guarantee, on behalf of its U.K. subsidiary, the Slough data center lease expiring in 2015. In connection with the August 2002 transaction, the landlord agreed to release the underlying lease guarantee and, therefore, relieve the Company from the $7.7 million lease liability upon the payment of 0.2 million British pounds (approximately $0.3 million), which payment was funded by the Company. The $7.7 million lease liability had originally been recorded by the Company as part of the $10.0 million restructuring charge taken on the U.K. business in the first quarter of 2002. Accordingly, the Company reduced its liabilities by, and recorded a non-cash gain from discontinued operations of, $7.7 million in the second quarter of 2002.

               |X| In September 2002, the liquidator for the Company's Irish subsidiary disclaimed the leases for the two facilities previously used by the Irish subsidiary. The Company provided a guarantee with respect to the lease of one of the facilities. See Part II, Item I "Legal Proceedings" for a discussion of the legal proceedings relating to this guarantee.

               |X| Also in September 2002, Hostmark AB was put into liquidation and a liquidator was appointed to control this subsidiary. As a result of the asset sale to OM Technology AB in December 2001, there were no assets and minimal liabilities remaining in this Swedish subsidiary.

               |X| In the third quarter of 2002, the Company was informed by its German attorneys that the receiver terminated the Frankfurt lease effective December 31, 2002 under the provisions of German law. As a result, Hostmark GmbH is no longer obligated for lease payments due after the effective date (approximately $1.6 million). The lease liability had originally been recorded by the Company as part of the $101.5 million restructuring charge taken on the discontinued businesses in the fourth quarter of 2001. Additionally, the Company was informed that the receiver has declared insufficiency of the estate under the provisions of German law. This declaration was made because the receiver determined that the remaining net assets of the German company were not sufficient to cover the administrative costs of the proceedings, and consequently, no distributions would be made to the third party creditors (including the Frankfurt landlord for lease payments prior to the December 31, 2002 termination date). This declaration can be revoked in the future to the extent money is collected by the receiver on behalf of Hostmark GmbH in an amount sufficient to provide a distribution to the third party creditors. Based on its understanding of the German proceedings, the Company does not believe it is obligated to fund the Frankfurt lease obligation or other creditor liabilities of the German subsidiary. Therefore, in the third quarter of 2002, the Company reduced its Net Liabilities of Non-controlled Subsidiaries by, and recorded a non-cash gain from discontinued operations of, $1.4 million relating to the net liabilities of the German subsidiary.

               |X| In the second quarter of 2003, the Company's Chief Executive Officer resigned and its remaining employees were terminated. As a result, the Company does not currently have any employees. Therefore, the Board appointed Michael E. Heisley as Chief Executive Officer and Jonathan Y. Hicks as Chief Financial Officer. Mr. Hicks is an employee of a Heico affiliate, and certain employees of Heico are assisting the Company in maintaining its books and records and performing other administrative functions.

               |X| On August 8, 2003, a Company Voluntary Arrangement was approved for the Company's UK subsidiaries. The voluntary arrangements contemplate a first and final dividend of approximately 18 pence in the pound in the case of Hostmark World Limited and 60 pence in the pound in the case of Hostmark UK Limited, both of which are anticipated to be paid to unsecured creditors by March 2004. Based on the amount of the Company's current claims in such proceedings, the Company would receive aggregate dividends of approximately $6 million if dividends were made in these amounts. Additionally, the Company would reduce Liabilities of Non-controlled Subsidiaries by up to $5.6 million. It is still possible that creditors or other parties in interest could challenge the Company's claim or could assert additional claimsTherefore, there can be no assurance that the Company will receive a distribution in these proceedings, or if a distribution is received, there can be no assurance that the Company will receive the amount currently contemplated by the Company Voluntary Arrangements. As a result of the uncertainty regarding collectibility, the Company has not recorded a gain for any potential dividends.


Results of Operations
---------------------

               As described above, the Company had no active business operations as of March 31, 2002. Accordingly, results of these exited operations have been classified as discontinued.

               There were no revenues or cost of services from continuing operations in the three months and six months ended June 30, 2003 and 2002.

               Selling, general and administrative ("SG&A") expenses were $0.9 million and $1.0 million for the quarters ended June 30, 2003 and 2002, respectively, and were $1.7 million and $1.9 million for the six months ended June 30, 2003 and 2002, respectively. SG&A expenses in the current and prior year primarily consisted of corporate salaries and benefits, professional service fees, corporate governance expenses and facility costs. For the three months and six months ended June 30, 2003, SG&A expenses included $0.2 million of severance charges offset by the reversal of previously established a litigation reserve.

               Depreciation and amortization expense represented depreciation on the corporate office leasehold improvements and related computer hardware and software. Depreciation and amortization expense was less than $0.1 million for the six months ended June 30, 2003 and 2002.

               Interest income, which was earned on the Company's cash and cash equivalents, was $0.1 million and $0.6 million for the quarters ended June 30, 2003 and 2002, respectively, and was $0.5 million and $0.9 million for the six months ended June 30, 2003 and 2002, respectively. As a result of the lack of an operating business and its large number of stockholders, the Company must either maintain its liquid assets in government securities, which generally produce low returns, or otherwise comply with the requirements of the Investment Company Act of 1940. As described in Note 6 to the Condensed Consolidated Financial Statements in Part I, Item I, for the first six months ended June 30, 2003, the Company paid $67.6 million to repurchase preferred stock and $3.1 million to repurchase common stock. Therefore, the Company expects to earn less interest income from its cash and cash equivalents in future periods.

               Net loss from continuing operations was $0.8 million and $0.4 million in the quarters ended June 30, 2003 and 2002, respectively, and was $1.3 million and $1.2 million for the six months ended June 30, 2003 and 2002, respectively.

               There were no operating results from discontinued operations for the three months and six months ended June 30, 2003. The operating results of discontinued operations for the three months and six months ended June 30, 2002 were as follows (in thousands):


                                                     Three Months Ended       Six Months Ended
                                                       June 30, 2002           June 30, 2002
                                                       -------------           -------------
         Net revenue                                     $      --             $       291
         Restructuring costs (see Note 4)                  (7,717)                   2,283
         Gain (loss) before income taxes                     6,962                 (5,594)
         Income tax benefit                                     --                   5,597
         Net income (loss) from discontinued
            operations                                       6,962                   (357)


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

               The Company had a loss from discontinued operations of $0.4 million for the six months ended June 30, 2002. This $0.4 million loss primarily consisted of the $10.0 million restructuring charge recorded in the first quarter of 2002 on the U.K. business and approximately $3.0 million of operating losses from the U.K. business prior to it being discontinued, partially offset by the $7.0 million of income recorded in the second quarter which is described above and a $5.6 million tax benefit that was recognized in the first quarter of 2002. The first quarter tax benefit was the result of a new U.S. federal tax law that was enacted in March 2002, which allowed the Company to carryback a $5.6 million AMT tax credit from 2001 against taxable income in 2000, that was previously 100% reserved by a valuation allowance.

               As a result, the Company had a net loss of $0.8 million in the second quarter of 2003, compared to net income of $6.5 million for the same period in 2002. The Company had a net loss of $1.3 million for the six months ended June 30, 2003, as compared to a net loss of $1.6 million for the same period in 2002.

               The following table summarizes the significant components of the restructuring reserve included in Accrued Expenses at June 30, 2003 (in thousands):


                                                Balance At                                               Balance At
                                               December 31,                   Cash        Non-cash       June 30,
                                                   2002        Additions    Payments     Adjustments       2003
                                                   ----        ---------    --------     -----------       ----
           Facility exit costs                    $ 5,887           --      $ (245)         $  560         $ 6,202
           Bandwidth contract termination           4,299           --           --            417           4,716
           Other costs                                189           --        (120)             15              84
           Total                                  $10,375       $   --      $ (365)         $  992         $11,002


               The non-cash adjustments of $1.0 million primarily represent the impact of foreign currency fluctuations on translated balances.


Liquidity and Capital Resources
-------------------------------

               The Company's continuing operations used $2.6 million during the six months ended June 30, 2003, compared to a use of cash of $2.5 million during the six months ended June 30, 2002. These expenditures were primarily for salaries and benefits, severance, professional service fees, corporate governance expenses and facility costs related to the Company's minimal remaining corporate operations.

               The Company had minimal or no cash flows from investing activities during the six months ended June 30, 2003 and 2002.

               Financing activities used $70.7 million during the first six months of 2003. $67.6 million was used for the repurchase of preferred stock, which represents the aggregate liquidation preference of the purchased shares, including a 7% dividend that was required under the terms of the preferred stock before any distributions on or purchase of the Company's common stock. Financing activities also used $3.1 million for the repurchase of common stock pursuant to the Self-Tender Offer during the six months ended June 30, 2003. The Company's discontinued operations used $2.0 million during the six months ended June 30, 2003, as compared to net cash flows from discontinued operations of $50.6 million for the six months ended June 30, 2002, which were primarily attributable to the receipt of a $57.6 million income tax refund in April 2002.

               In April 2002, the Company received a $57.6 million income tax refund in connection with the Company's 2001 Federal income tax return. However, receipt of the refund does not indicate that the Internal Revenue Service agrees with the positions taken by the Company in its tax returns. The Internal Revenue Service is currently conducting a survey of the refund claim. The Internal Revenue Service could require the Company to return all or a portion of this refund.

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

               The Company commenced a self-tender offer on March 7, 2003 for any and all of its outstanding common stock at a price of $0.50 per share (the "Self-Tender Offer"). The Self-Tender Offer expired on April

         11, 2003. Approximately 6.1 million shares were validly tendered and repurchased by the Company for a purchase price of approximately $3.1 million. The repurchased shares have been retired by the Company, and, as of June 30, 2003, the Company has approximately 32.9 million shares of common stock outstanding.

               On March 7, 2003, in a separate transaction, the Company repurchased approximately 99% of its outstanding preferred stock from Heico. The shares were repurchased for $67.4 million, which represents the aggregate liquidation preference of the purchased shares, including a 7% dividend that is required under the terms of the preferred stock before any distributions on or purchase of the Company's common stock. In April 2003, Worldport paid an aggregate purchase price of $0.2 million to complete similar purchase offers with the three remaining preferred stockholders, who owned, in aggregate, 34,056 shares of Series B preferred stock. Worldport has retired the preferred stock it has repurchased and as of June 30, 2003, the Company has no preferred stock outstanding. Litigation alleging breach of fiduciary duty has been filed relating to the repurchase of the preferred stock from Heico (see Part II, Item I "Legal Proceedings"). The Company intends to vigorously contest the allegations.

               Subsequent to the end of the second quarter, the Company used $2.7 million in cash to buy out a capital lease related to our former web hosting operations. This transaction will result in a $2.6 million reduction in the capital lease obligations and a $0.1 million reduction in accrued expenses on the Company's balance sheet. The value of the related equipment had been previously written off. The Company now intends to pursue liquidation of such equipment, and the Company does not expect to receive material proceeds from the liquidation.

               Also subsequent to June 30, 2003, in Ireland a judgment was entered against Worldport requiring that Worldport pay Channor Limited Euro 750,000. In addition the High Court required that Worldport place Euro 500,000 into escrow with the Court pending plenary hearing on the balance of Channor's claim. The Company made these payments in July 2003, which were accrued in the fourth quarter of 2001.

               As of August 13, 2003, the Company had approximately $39.6 million in cash, cash equivalents and marketable securities. The Company's cash equivalents currently consist of money market funds.

               The Company intends to explore the possible benefits to its stockholders of changing its domicile to outside the United States or terminating the registration of its securities under the Securities Exchange Act of 1934. The Company also intends to continue to consider potential acquisition opportunities, although the Company has not identified a specific industry on which it intends to focus and has no present plans, proposals, arrangements or understandings with respect to the acquisition of any specific business.

               The Company's June 30, 2003 consolidated balance sheet reflected total liabilities of $31.3 million. Included in this amount are $10.0 million of Net Liabilities of Non-Controlled Subsidiaries for the U.K., Irish and Swedish operations (see Note 5 to the Condensed Consolidated Financial Statements in Part I, Item I). The Company believes the parent company, Worldport Inc., will not be required to pay these liabilities. However, there can be no assurance that these creditors will not make claims against Worldport Inc. for these obligations. The Company used estimates to calculate these net liabilities. These estimates are subject to change based on the ability of the administrator, receiver or liquidator, as applicable, to sell the remaining assets and negotiate the final liability amounts.

               In August 2002, an agreement was reached between the Administrator for Hostmark U.K. Limited and a third party, in which the third party paid approximately 5.7 million British pounds, in addition to the assumption of the lease liability, for the Slough, U.K., data center and related assets. The 5.7 million British pounds proceeds may be used to satisfy all or a portion of the Net Liabilities of Non-controlled Subsidiaries for the U.K. entities, and accordingly, the Company may recognize non-cash gains in future periods as a result of this transaction. Additionally, prior to the Company's subsidiaries entering into receivership and administrative proceedings, Worldport

         Inc. from time to time made advances to these subsidiaries. Therefore Worldport Inc. is also a creditor of these subsidiaries in these proceedings. The Company is not able to determine at this time the priority of Worldport Inc.'s claim in such proceedings or whether or not Worldport Inc. will be able to recover any portion of these advances. The Company has been informed that it may receive a distribution as a result of the administration proceedings related to its U.K. subsidiaries of approximately $6.0 million. If Worldport Inc. is successful in collecting any portion of the advances made to any of its subsidiaries, the Company would recognize a gain and an increase of cash at that time.

               Excluding the Net Liabilities of Non-Controlled Subsidiaries for the U.K., Irish and Swedish operations discussed above, there are approximately $21.3 million of liabilities reflected on the Company's June 30, 2003, balance sheet attributable to Worldport Inc. and the remaining subsidiaries not in Administration, receivership or liquidation. Approximately $1.9 million of that amount represents normal operating accruals and reserves related to the continuing operations. The remaining $19.4 million consist of the following accruals for potential obligations related to the exited businesses:

               |X| $6.2 million of potential future rent payments on the Dublin data center lease for which Worldport Inc. had provided a guarantee. Subsequent to June 30, 2003, this amount was reduced for payments made in July 2003 (see Part II, Item I "Legal Proceedings"),

               |X|  $5.0 million accrued for the potential exposure (including
                    VAT) related to the litigation by Cable & Wireless (see Part II, Item I "Legal Proceedings"),

               |X| $2.6 million of obligations under capital leases, which were paid in full in August 2003,

               |X| $4.3 million of obligations related to bandwidth contracts entered into in Ireland,

               |X| $0.8 million of obligations related to the old telecommunications business, and

               |X| $0.5 million of other Worldport Inc. obligations related to the Irish operations.

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


         New Accounting Pronouncements
         -----------------------------

               In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date of an entity's commitment to an exit plan. The Company adopted SFAS No. 146 for any exit or disposal activities initiated after December 31, 2002.

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




ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               Prior to the fourth quarter 2001 and first quarter 2002 transactions described above, the majority of the Company's operations were in Europe, and the revenue and expenses of those operations were denominated in local currencies. The remaining assets and liabilities of the Company's non-U.S. subsidiaries are translated at period-end rates of exchange, and income statement items are translated at the average rates prevailing during the period. The resulting translation adjustment is recorded as a component of stockholders' equity. Exchange gains and losses on intercompany balances of a long-term investment nature are also recorded as a component of stockholders' equity. Other foreign exchange gains and losses are recorded in income on a current basis and have been included in Loss from Discontinued Operations. Due to the volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on the Company's future operating results. As a result, the Company may incur gains and losses on foreign currency fluctuations. Other foreign exchange gains and losses included in income were minimal for the six months ended June 30, 2003 and 2002. The Company has used derivative instruments to hedge its foreign currency exposure only on a limited basis, and had no derivative instruments outstanding at June 30, 2003.




ITEM 4. CONTROLS AND PROCEDURES

               The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by the report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

               PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


               In March 2002, an Administrator was appointed for the U.K. subsidiaries, Hostmark World Limited and Hostmark U.K. Limited, by an order of the Companies Court, Chancery Division of High Court under the United Kingdom Insolvency Act. In April 2002, the Irish subsidiary, Worldport Ireland Limited, was given notice that a petition for winding up was filed and would be presented to the Irish High Court on behalf of Global Crossing Ireland Limited. The petition was heard by the Irish High Court on May 13, 2002 and a liquidator was appointed for this subsidiary to act on behalf of the creditors. As a result of these actions, the Administrator or liquidator has control over these subsidiaries' assets. The Company believes that each of these subsidiaries has liabilities, which exceed the recorded value of its assets. However, the Company has been informed that it may receive a distribution as a result of the administration proceedings of its U.K. subsidiaries. Certain creditors of the Company's subsidiaries have made claims directly against the parent company, Worldport Inc., for liabilities related to the operation of these subsidiaries and additional creditors could assert similar claims. There can be no assurance that Worldport Inc. will be successful in defending these claims and in limiting its liability for the obligations of its subsidiaries.

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

               In October 2002, the Company received a letter from legal counsel to Channor Limited, the landlord of the data center in Dublin, Ireland, with respect to the Company's guarantee on that facility. This letter demanded the payment within 14 days of approximately 0.9 million Euros in accrued rent and charges and the confirmation of the Company's liabilities as guarantor under the lease. In February 2003, Channor Limited filed a Notice of Motion in the High Court of Ireland against Worldport Inc. in which the landlord demands payment of approximately
         1.2 million Euros, which included additional rent that they claim had accrued since their prior demand. The demand amount was subsequently increased to 1.4 million Euros in April 2003. In June 2003, judgment was entered against Worldport requiring that Worldport pay Channor Limited Euro 750,000. In addition the High Court required that Worldport place Euro 500,000 into escrow with the Court pending plenary hearing. The Company made these payments in July 2003. These amounts were previously accrued in the fourth quarter of 2001. In conjunction with the judgment issued, the High Court deferred the balance of the claim to plenary hearing. In January 2003, the Company's legal counsel received a letter from legal counsel for the landlord in which the landlord demanded that the Company assume the position of tenant under the lease. Should the Company be forced to assume the position of tenant under the lease, the Company could be obligated for the full amount of rent through 2010 plus certain taxes and maintenance expenses. In April 2003, Channor issued a High Court Plenary Summons seeking an Order for Specific Performance requiring the Company to take over the lease. In July 2003, the Company notified Channor that it would be prepared to assume the lease subject to a number of conditions to which Channor has yet to respond. The Company is continuing to contest the validity of each of the landlord's demands. However, the outcome of the matter is not expected to have a material adverse effect on the consolidated results of the Company in excess of amounts already recorded. Included in Accrued Expenses at June 30, 2003 is $6.2 million, which represents rent payable on the data center between January 2002 and 2010, the earliest contractual termination date of the lease.

               On January 8, 2003, four substantially identical complaints were filed in the Circuit Court of Cook County, Illinois, County Department, Chancery Division against Worldport and its then current directors (the "Illinois actions"). Additionally, on January 16, 2003, a complaint was filed in the Court of Chancery of the State of Delaware. The foregoing actions purport to be brought on behalf of all public stockholders of the Company in connection with the W.C.I. Offer. The actions allege, among other things, that certain of the defendants have breached their fiduciary duties to the Company and its stockholders. The complaints purport to seek, inter alia, a variety of relief, including in certain circumstances damages and an injunction preventing consummation of the W.C.I. offer.

               In one of the Illinois actions, on April 30, 2003, an amended complaint has been filed (which added Heico and J O Hambro Capital Management Limited as defendants) that purports to allege both class and shareholder derivative claims for breach of fiduciary duties, waste of corporate assets and unjust enrichment with regard to the Company's self-tender offer and repurchase of preferred stock. The amended complaint purports to seek, inter alia, rescission of the Company's self-tender offer and repurchase of the Company's preferred stock, damages, costs and attorneys' fees. On July 8, 2003 the Illinois actions were consolidated, and on July 10, 2003 a Consolidated Amended Class and Derivative Complaint was filed which, on behalf of the plaintiffs in each of the Illinois actions, purports to assert the same claims, seeking the same relief against the same parties, as were asserted in the amended complaint. The Company believes these allegations to be without merit and intends to vigorously contest the allegations.

               On March 12, 2003, a complaint was filed in the United States Bankruptcy Court for the District of Delaware against the Company. The complaint was filed on behalf of one of the Company's former customers which is now in bankruptcy and alleges breach of contract, fraud, and misrepresentation in connection with the sale of indefeasible rights of use ("IRUs") to the customer. The plaintiff is seeking payment of $2.2 million plus legal costs and punitive damages. The Company intends to defend this claim and believes its has meritorious defenses

               On March 12, 2003, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware against the Company, its then current directors, and Heico. The complaint alleges breaches of fiduciary duty relating to the Company's repurchase of the Company's preferred stock. The complaint seeks a declaration that the defendants have breached their fiduciary duties to the Company and its common stockholders, damages, costs and attorneys' fees. The company believes these allegations to be without merit and intends to vigorously contest the allegations.

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

               Heico is controlled by Michael E. Heisley, Chairman and Chief Executive Officer of the Company, and his family. Heico, Hambro, and Stanley H. Meadows, a director of the Company, entered into a stockholders agreement as of April 15, 2003, in which they agreed, among other things, to vote all shares of the Company's common stock over which they have voting control in order to cause the Company's Board to consist of two representatives designated by Heico and two representatives designated by Hambro and to cause the Company not to take specified actions, including the issuance or repurchase of equity securities, a material change in the Company's business and certain acquisitions, investments and claim settlements, without the approval of a majority of the directors designated by Heico and of the majority of the directors designated by Hambro. According to the Schedule 13D, as amended, of Michael E. Heisley and Heico, Heico is the beneficial owner of 6,077,707 shares of the Company's common stock (18.4% of the outstanding shares as of June 30, 2003) and holds warrants to purchase 679,451 shares of common stock (2.1% of the outstanding shares as of June 30, 2003) and Mr. Heisley holds options to purchase 2,114,583 shares of common stock (6.4% of the outstanding shares as of June 30, 2003). According to the Schedule 13D, as amended, of Hambro, Hambro is the beneficial owner of 9,367,869 shares of the Company's common stock (28.4% of the outstanding shares as of June 30, 2003). Mr. Meadows is the beneficial owner of 1,764,129 shares of the Company's common stock (5.4% of the outstanding shares as of June 30, 2003). A copy of the shareholders' agreement is attached to the Amended Form 13-D filed by Heico on April 28, 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits


               31.1 Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               31.2 Certification of the Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (b)   Reports on Form 8-K


               The Company filed a Current Report on Form 8-K on May 1, 2003. The Form 8-K was dated April 30, 2003, and reported information under
         Item 12 related to the Company's announcement of earnings for its first fiscal quarter.

               The Company filed a Current Report on Form 8-K on April 1, 2003. The Form 8-K was dated March 31, 2003, and reported information under
         Item 12 relating to the Company's announcement of earnings for it 2002 fiscal year.





               SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 WORLDPORT COMMUNICATIONS, INC.


         Date:    August 14, 2003                By:       /s/ Jonathan Y. Hicks
                                                         -----------------------
                                                         Jonathan Y. Hicks
                                                         Chief Financial Officer