Form 10-Q
period 2003-09-30
WORLDPORT COMMUNICATIONS INC
filed 2003-11-14
CIK 857847

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                   FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.

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

As of November 14, 2003, the Registrant had 32,940,207 shares of Common Stock, par value $0.0001, outstanding.


================================================================================

                         WORLDPORT COMMUNICATIONS, INC.
                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION
------------------------------

       Item 1.   Financial Statements

                 Condensed Consolidated Balance Sheets as of
                 September 30, 2003 and December 31, 2002...................   3

                 Condensed Consolidated Statements of Operations
                 for the Three Months and Nine Months Ended September 30,
                 2003 and 2002..............................................   4

                 Condensed Consolidated Statements of Cash Flows for the
                 Nine Months Ended September 30, 2003 and 2002..............   5

                 Notes to Condensed Consolidated Financial Statements.......   6

       Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations..............  18

       Item 3.   Quantitative and Qualitative Disclosures About Market Risk.  26

       Item 4.   Controls and Procedures....................................  26

PART II - OTHER INFORMATION
---------------------------

       Item 1.   Legal Proceedings..........................................  27

       Item 2.   Changes in Securities......................................  28

       Item 6.   Exhibits and Reports on Form 8-K...........................  30


SIGNATURE...................................................................  30

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                                           SEPTEMBER 30,     DECEMBER 31,
                                                                                                2003             2002
                                                                                                ----             ----
                                         ASSETS
CURRENT ASSETS:
    Cash and cash equivalents...................................................              $    27,828       $   107,697
    Marketable securities.......................................................                   11,008            10,841
    Other current assets........................................................                      505               284
                                                                                              -----------       -----------
                  Total current assets..........................................                   39,341           118,822
    PROPERTY AND EQUIPMENT, net.................................................                        9               101
    OTHER ASSETS................................................................                       99               197
                                                                                              -----------       -----------
                       TOTAL ASSETS.............................................              $    39,449       $   119,120
                                                                                              ===========       ===========


                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable...........................................................              $     2,752       $     3,014
     Accrued expenses...........................................................                    9,589            14,473
     Net liabilities of non-controlled subsidiaries.............................                   10,156             9,528
     Current portion of obligations under capital leases .......................                       --             3,210
     Other current liabilities..................................................                      771               846
                                                                                              -----------       -----------
                    Total current liabilities...................................                   23,268            31,071

      Long-term obligations under capital leases, net of current portion........                       --               834
                                                                                              -----------       -----------
                    Total liabilities...........................................                   23,268            31,905

STOCKHOLDERS' EQUITY:
     Undesignated preferred stock, $0.0001 par value, 4,004,000 shares authorized, no
        shares issued and outstanding...........................................                       --                --
     Series A convertible preferred stock, $0.0001 par value, 750,000 shares
        authorized, no shares issued and outstanding............................                       --                --
     Series B convertible preferred stock, $0.0001 par value, 3,000,000 shares authorized,  0 and 956,417 shares issued and outstanding in 2003 and
        2002, respectively......................................................                       --                --
     Series C convertible preferred stock, $0.0001 par value, 1,450,000 shares authorized, 0 and 1,416,030 shares issued and outstanding in 2003 and
        2002, respectively......................................................                       --                --
     Series D convertible preferred stock, $0.0001 par value, 650,000 shares authorized,
        0 and 316,921 shares issued and outstanding in 2003 and 2002,
        respectively............................................................                       --                --
     Series E convertible preferred stock, $0.0001 par value, 145,000 shares authorized,
        0 and 141,603 shares issued and outstanding in 2003 and 2002,
        respectively............................................................                       --                --
     Series G convertible preferred stock, $0.0001 par value, 1,000 shares authorized,
        0 and 1,000 shares issued and outstanding in 2003 and 2002, respectively                       --                --
     Common stock, $0.0001 par value, 200,000,00 shares authorized, 32,940,207 and
        39,087,252 shares issued and outstanding in 2003 and 2002, respectively.                        3                 3
     Warrants...................................................................                    2,611             2,611
     Additional paid-in capital.................................................                  120,984           187,213
     Accumulated other comprehensive loss.......................................                   (7,418)           (6,511)
     Accumulated deficit........................................................                  (99,999)          (96,102)
                                                                                              -----------       -----------
                    Total stockholders' equity .................................                   16,181            87,215
                                                                                              -----------       -----------
                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................              $    39,449       $   119,120
                                                                                              ===========       ===========

                   The accompanying notes are an integral part of these condensed consolidated financial statements.




                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)



                                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                      SEPTEMBER 30,
                                                                             -------------                      -------------
                                                                           2003            2002             2003             2002
                                                                           ----            ----             ----             ----

REVENUES....................................................            $     --        $     --        $     --          $     --

COST OF SERVICES............................................                  --              --              --                --
                                                                        --------        --------        --------          --------
     Gross profit...........................................                  --              --              --                --
                                                                        --------        --------        --------          --------

OPERATING EXPENSES:
     Selling, general and administrative expenses...........                 461             665           2,159             2,573
     Depreciation and amortization..........................                   3              38              50               115
                                                                        --------        --------        --------          --------
           Operating loss...................................                (464)           (703)         (2,209)           (2,688)
                                                                        --------        ---------       --------          --------

OTHER INCOME (EXPENSE):
     Interest income  ......................................                  97             545             551             1,444
     Other income (expense), net............................                  (5)             20              36                16
                                                                        --------        --------        --------          --------

LOSS BEFORE INCOME TAXES....................................                (372)           (138)         (1,622)           (1,228)

INCOME TAX PROVISION........................................                  --              --              --                --
                                                                        --------        --------        --------          --------

NET LOSS FROM CONTINUING OPERATIONS.........................                (372)           (138)         (1,622)           (1,228)

INCOME FROM DISCONTINUED
  OPERATIONS, net of tax....................................               2,146           1,604           2,146             1,136
                                                                        --------        --------        --------          --------

NET INCOME (LOSS)...........................................            $  1,774        $  1,466        $    524          $    (92)
                                                                        ========        ========        ========          ========

NET LOSS PER SHARE FROM CONTINUING OPERATIONS:
   BASIC....................................................
   DILUTED..................................................            $  (0.01)      $    0.00       $   (0.05)         $  (0.03)
                                                                        =========       =========       =========         ========
                                                                        $  (0.01)      $    0.00       $   (0.05)         $  (0.03)
                                                                        =========       =========       =========         ========

NET INCOME (LOSS) PER SHARE:
   BASIC....................................................            $   0.05       $    0.04       $    0.01         $    0.00
                                                                        =========       =========       =========         =========
   DILUTED..................................................            $   0.05       $    0.02       $    0.01         $    0.00
                                                                        =========       =========       =========         =========

SHARES USED IN NET INCOME (LOSS) PER SHARE
  CALCULATION:
    BASIC...................................................              32,940          39,087          35,349           39,087
    CONVERTIBLE PREFERRED STOCK.............................                  --          22,066              --               --
    WARRANTS................................................                 663             663             663               --
    OPTIONS.................................................                  --              --              --               --
                                                                        --------        --------        --------          --------
    DILUTED.................................................              33,603          61,816          36,012            39,087
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




                 WORLDPORT COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)


                                                                                                 NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                                     -------------
                                                                                               2003            2002
                                                                                               ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...................................................................       $       524     $       (92)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
          Income from discontinued operations.......................................            (2,146)         (1,136)
          Depreciation and amortization.............................................                50             115
          Gain on disposal of assets................................................               (38)            (16)
          Change in other current and noncurrent assets.............................              (119)            672
          Change in accounts payable, accrued expenses and other liabilities........            (1,030)         (2,208)
                                                                                           -----------     ------------

                    Net cash flows from operating activities........................            (2,759)         (2,665)

CASH FLOWS FROM INVESTING ACTIVITIES:
          Proceeds from sale of assets..............................................                80              20
                                                                                           -----------     -----------

                    Net cash flows from investing activities........................                80              20

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repurchase of preferred stock, including dividend.............................           (67,577)             --
      Repurchase of common stock ...................................................            (3,074)             --
                                                                                           -----------     -----------

                    Net cash flows from financing activities........................           (70,651)             --


Net cash flows from discontinued operations.........................................            (6,539)         49,540
                                                                                           -----------     -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS................................           (79,869)         46,895

CASH AND CASH EQUIVALENTS, beginning of the period..................................           107,697          61,475
                                                                                           -----------     -----------

CASH AND CASH EQUIVALENTS, end of the period........................................       $    27,828     $   108,370
                                                                                           ===========     ===========

CASH PAID DURING THE PERIOD FOR INTEREST............................................       $        --     $        --
                                                                                           ===========     ===========

CASH PAID DURING THE PERIOD FOR INCOME TAXES........................................       $        --     $        --
                                                                                           ===========     ===========





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

               During 2000 and 2001, the Company pursued a new business strategy, focused on the delivery of Internet managed hosting services to global companies doing business in the European marketplace. However, the Company did not achieve the revenue growth it had anticipated, which, combined with the general economic downturn and the slowdown in technology spending, prompted the Company to review various alternatives to its existing business plan. The Company made the decision to take restructuring actions and to divest certain assets during the fourth quarter of 2001 and the first quarter of 2002, as described in Notes 3 and 4. As a result, the Company no longer has active business operations. Accordingly, results of the exited operations have been classified as discontinued.

               Since ceasing its business operations in the first quarter of 2002, the Company had been operating with a minimal headquarters staff while it completes the activities related to exiting its prior businesses and determines how to use its cash resources. During this period, the Company has actively worked to resolve and settle the Company's outstanding liabilities. Additionally, the Company has considered various alternatives in determining how and when to use its cash resources. The Company has sought and reviewed acquisition opportunities. However, the Company did not pursue any of these opportunities since it did not believe that any of them were in the best interests of its stockholders. The Company has also analyzed a potential liquidation of the Company and its effects on the Company's stockholders. In the second quarter of 2003, the Company's Chief Executive Officer resigned and its remaining employees were terminated. As a result, the Company does not currently have any employees. Certain employees of The Heico Companies, L.L.C. and its affiliates ("Heico") are assisting the Company in maintaining its books and records and performing other administrative functions. Heico is controlled by Michael E. Heisley, Chairman and Chief Executive Officer of the Company.

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

               In October 2003, the Company's board of directors authorized the repurchase of up to 5 million shares of its outstanding common stock from time to time, through open market purchases, private transactions or other means.

               On March 7, 2003, in a separate transaction, the Company repurchased approximately 99% of its outstanding preferred stock from Heico. The shares were repurchased for $67.4 million, which represented the aggregate liquidation preference of the purchased shares, including a 7% dividend that was required under the terms of the preferred stock before any distributions or purchase of the Company's common stock. During April 2003, the Company repurchased the remaining preferred stock from the three remaining preferred stockholders for an aggregate purchase price of $0.2 million. Worldport has retired the preferred stock it has repurchased and as of September 30, 2003, the Company had no preferred stock outstanding. As of September 30, 2003, the Company had approximately 32.9 million shares of common stock outstanding.

               As of November 13, 2003, the Company had approximately $37.5 million in cash, cash equivalents and marketable securities. The Company intends to explore the possible benefits to its stockholders of a change in domicile to outside the United States of America or terminating the registration of its securities under the Securities Exchange Act of 1934. The Company intends to continue to consider potential acquisition opportunities, although the Company has not identified a specific industry on which it intends to focus and has no present plans, proposals, arrangements or understandings with respect to the acquisition of any specific business.

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

               In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2003, and the results of operations and cash flows for the respective periods ended September 30, 2003 and 2002. The results of operations for the three months and nine months ended September 30, 2003, are not necessarily indicative of the operating results for the full year.

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

         Foreign Currency
         ----------------

               Prior to the transactions described in Note 3, substantially all of the Company's operations were in Europe. The assets and liabilities of non-U.S. subsidiaries were translated at the rates of exchange as of the balance sheet date, and income statement items were translated at the average rates prevailing during the period. The resulting translation adjustment was recorded as a component of stockholders' equity. Exchange gains and losses on intercompany balances of a long-term investment nature were also recorded as a component of stockholders' equity. Other foreign exchange gains and losses were recorded in income on a current basis and have been included in Loss from Discontinued Operations. These other foreign exchange gains and losses were minimal for the three months and nine months ended September 30, 2003 and 2002, respectively.

         Derivatives
         -----------

               The Company has used derivative instruments to hedge its foreign currency exposure only on a limited basis. Accordingly, the Company is not subject to any additional significant foreign currency market risk other than normal fluctuations in exchange rates. At September 30, 2003 there were no foreign currency hedge contracts outstanding.

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

(2)      COMPREHENSIVE LOSS

               Total comprehensive income (loss) for the three and nine months ended September 30, 2003 and 2002 was as follows:


                                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                                                 2003          2002          2003          2002
                                                                 ----          ----          ----          ----

Net income (loss)                                               $   1,774     $   1,466      $    524     $     (92)
Foreign currency translation adjustments                            1,204          (196)       (1,074)       (3,208)
Unrealized gain on marketable securities held-for-sale                 21          (199)          167            38
                                                                ---------     ---------      --------     ---------
Total comprehensive income (loss)                               $   2,999     $   1,071      $   (383)    $  (3,262)
                                                                =========     =========      ========     =========


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

               |X| In November 2001, the Company announced that its Irish subsidiary was ceasing operations at its Dublin, Ireland facility. An orderly shutdown of the Ireland operations was commenced, and was substantially completed by December 31, 2001. In April 2002, Worldport Ireland Limited was given notice that a petition for winding up was filed and would be presented to the Irish High Court by Global Crossing Ireland Limited. The petition was heard by the Irish High Court on May 13, 2002 and a liquidator was appointed for this subsidiary to act on behalf of the creditors. As a result of this action, the liquidator gained control over this subsidiary's assets. In September 2002, the liquidator disclaimed the leases for the two facilities previously used by the Irish subsidiary. The Company provided a guarantee with respect to the lease of one of these facilities. See
                    Note 8 for a discussion of the legal proceedings relating to this guarantee. The assets and liabilities of the Irish subsidiary that were not guaranteed or incurred by the parent company, Worldport Communications, Inc. ("Worldport Inc."), were deconsolidated in the second quarter of 2002 and reflected in Net Liabilities of Non-controlled Subsidiaries on the Company's balance sheets (see Note 5). At September 30, 2003, the Net Liabilities of Non-controlled Subsidiaries relating to Ireland equaled $4.4 million. Approximately $10.6 million of liabilities that were guaranteed or incurred by Worldport Inc. have not been deconsolidated and are reflected as accounts payable and accrued expenses in the condensed consolidated balance sheets at September 30, 2003.

               |X| In December 2001, the Company sold the assets and certain liabilities of its Swedish subsidiary, Hostmark AB, to OM Technology AB for a final sales price of 7.5 million Swedish kronor (approximately $0.8 million), which was fully collected by August 2002. OM also agreed to assume the ownership of Hostmark AB's Stockholm Internet solutions center and the operations at that center, and all customers' contracts. In September 2002, Hostmark AB was put into liquidation and a liquidator was appointed to control this subsidiary. As a result of the asset sale to OM Technology AB in December 2001, there were no assets and minimal liabilities remaining in this Swedish subsidiary. Those liabilities were deconsolidated in the third quarter of 2002 and reflected in Net Liabilities of Non-controlled Subsidiaries on the Company's balance sheets (see Note 5). At September 30, 2003, the Net Liabilities of Non-controlled Subsidiaries relating to Hostmark AB equaled $0.1 million.

               |X| In December 2001, the Company sold its Swedish professional services business to its employees in a management buyout for $0.9 million, the majority of which is in the form of a note. Due to uncertainties related to the collectibility of this note, it has been fully reserved.

               |X| In December 2001, the Company placed its German subsidiary, Hostmark GmbH, into receivership under German law. As a result of this action, the receiver gained control over this subsidiary's assets. The assets and liabilities of Hostmark GmbH held in receivership were deconsolidated in the Company's financial statements in the fourth quarter of 2001 and reflected in Net Liabilities of Non-controlled Subsidiaries on the Company's balance sheet as a net liability of approximately $1.4 million (see Note 5). As of September 30, 2003, there were no Net Liabilities of Non-controlled Subsidiaries relating to Hostmark GmbH.

               |X| In March 2002, the Company made the decision to make no further investment in its U.K. managed hosting operation. On March 26, 2002, the Company's U.K. subsidiaries, Hostmark World Limited and Hostmark U.K. Limited, filed a petition for Administration under the United Kingdom Insolvency Act. An administrator was appointed for these subsidiaries to either reorganize, find new investors, sell or liquidate the U.K. businesses for the benefit of their creditors. As a result of this action, the administrator gained control over these subsidiaries' assets. The assets and liabilities of the U.K. subsidiaries were deconsolidated in the Company's financial statements in the first quarter of 2002 and reflected in Net Liabilities of Non-controlled Subsidiaries on the Company's balance sheets (see Note 5). At September 30, 2003, the Net Liabilities of Non-controlled Subsidiaries relating to the U.K. equaled $5.7 million.

               |X| In August 2002, the U.K. administrator identified a new third party tenant for the Slough data center. The third party paid approximately 5.7 million British pounds to the U.K. administrator, in addition to the assumption of the lease liability, for the Slough data center operation and related assets. On August 8, 2003, a Company Voluntary Arrangement was approved for the Company's UK subsidiaries. The voluntary arrangements contemplate a first and final dividend of approximately 18 pence in the pound in the case of Hostmark World Limited and 60 pence in the pound in the case of Hostmark UK Limited, both of which are anticipated to be paid to unsecured creditors by March 2004. Based on the amount of the Company's current claims in such proceedings, the Company would receive aggregate dividends of approximately $6 million if dividends were made in these amounts. Additionally, the Company would reduce Liabilities of Non-controlled Subsidiaries by up to $5.7 million. It is still possible that creditors or other parties in interest could challenge the Company's claim or could assert additional claims. Therefore, there can be no assurance that the Company will receive a distribution in these proceedings, or if a distribution is received, there can be no assurance that the Company will receive the amount currently contemplated by the Company Voluntary Arrangements. The Company will record a gain related to any potential dividends upon receipt.

                 In addition, the Company completed the sale of its remaining carrier business, Telenational Communications, Inc. ("TNC"), in October 2001 for $0.4 million. Due to uncertainties related to the collectibility of this note, the note was fully reserved for in 2001. However, in the fourth quarter of 2002, the Company reached an agreement with the purchaser to accept $0.3 million in full satisfaction of the note. This amount was received by the Company in the fourth quarter of 2002 and resulted in a gain of $0.3 million.

                As a result of these transactions, the Company had exited all three of its operating segments as of March 31, 2002. Accordingly, results of these exited operations have been classified as discontinued.

                The operating results of discontinued operations for the three and nine months ended September 30, 2003 and 2002 were as follows:


                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                                      -------------                  -------------
                                                    2003         2002           2003             2002
                                                    ----         ----           ----             ----

   Net revenue                                 $      --     $     --        $      --     $     291
   Restructuring costs, net (see Note 4)          (2,146)      (1,611)          (2,146)          672
   Income (loss) before income taxes               2,146        1,604            2,146        (4,239)
   Income tax benefit                                 --           --               --         5,597
   Income from discontinued operations             2,146        1,604            2,146         1,136


           Assets and liabilities related to the discontinued operations as of September 30, 2003 and December 31, 2002 consist of the following:

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          2003          2002
                                                          ----          ----

                Current assets                        $       14     $        5
                Noncurrent assets                              9              9
                Current liabilities                      (20,802)       (27,578)
                Long-term liabilities                         --           (834)
                                                      ----------     ----------
                Net liabilities of discontinued
                  operations                          $  (20,779)    $  (28,398)
                                                      ==========     ==========


(4)      RESTRUCTURING ACTIVITIES

               In the fourth quarter of 2001 and in the first quarter of 2002, the Company recorded restructuring charges of $101.5 million and $10.0 million, respectively, relating to the actions described in Note 3. These restructuring charges primarily included severance, facility exit costs, bandwidth contract termination costs, and the write down of assets to their expected net realizable value. These charges have been primarily included in Income from Discontinued Operations.

               The Company compared the carrying value of the long-lived assets located primarily in Ireland, Germany and the U.K. to fair values determined substantially through independent appraisals and estimated future discounted cash flows. The excess carrying value of $84.8 million was recorded as a non-cash asset impairment charge in the fourth quarter of 2001.

               Facility exit costs of $9.3 million and $7.9 million were recorded in the fourth quarter of 2001 and the first quarter of 2002, respectively. These facility exit costs represented rent payments on the Company's U.K., Ireland and German facilities, net of certain estimated sublease recoveries. As discussed in Note 5, the obligations related to the Slough, U.K., and the Frankfurt, Germany, data center leases have been extinguished through the administration or receivership proceedings. Accordingly, the Company recognized a non-cash gain of $7.7 million and $1.6 million in the second and third quarters, respectively, of 2002 related to the Slough and Frankfurt lease obligations that were originally recorded as restructuring charges. In October 2003, the Company settled claims related to the rent payments for the data center in Ireland, and reversed a portion of previously recorded restructuring reserves resulting in a non-cash gain of $2.2 million, which is recorded in Income from Discontinued Operations. As part of the settlement, the Company is obligated to pay

         $2.6 million, of which, $1.5 million was paid prior to September 30, 2003, with the remainder due in the fourth quarter of 2003.

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

               The following table summarizes the significant components of the restructuring reserve included in Accrued Expenses at September 30, 2003:


                                        BALANCE AT                                      CURRENCY          BALANCE AT
                                       DECEMBER 31,         NET            CASH        TRANSLATION     SEPTEMBER 30,
                                           2002        REDUCTIONS(a)     PAYMENTS      ADJUSTMENTS          2003
                                           ----        -------------     --------      -----------          ----

Facility exit costs                       $  5,887         $ (2,191)    $  (1,706)        $   (825)        $     1,165
Bandwidth contract termination               4,299               --            --              478               4,777
Other costs                                    189              (29)         (160)              --                  --
                                          --------         --------     ---------         --------         -----------
Total                                     $ 10,375         $ (2,220)    $  (1,866)        $   (347)        $     5,942
                                          ========         ========     =========         ========         ===========

      (a) The net reductions include a gain on the settlement of the lease in Dublin, Ireland of $2.2 million.


               The Company's management is continuing to seek opportunities to further reduce its liabilities related to the exited businesses. All remaining restructuring costs are due to be paid by December 31, 2004, with $1.2 million due in 2003 and $4.7 million in 2004.

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

               In addition to the third party creditors of the Company's subsidiaries, Worldport Inc. from time to time made advances to these subsidiaries prior to the Company's subsidiaries entering into the relevant proceedings. Therefore, Worldport Inc. is also a creditor of these subsidiaries in these proceedings. The Company is not able to determine at this time the priority of Worldport Inc.'s claim in such proceedings or whether or not Worldport Inc. will be able to recover any portion of these advances. As described below, the Company has been informed that it may receive a distribution as the result of the administration proceedings of its U.K. subsidiaries. If Worldport Inc. is successful in collecting any portion of the advances made to any of its subsidiaries, the Company would recognize a gain and an increase in cash at that time.

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

               Excluding the liabilities of the U.K., Irish and Swedish subsidiaries that are recorded in Net Liabilities of Non-controlled Subsidiaries as discussed above, there are approximately $13.1 million of liabilities reflected on the Company's September 30, 2003, balance sheet attributable to Worldport Inc. and the remaining subsidiaries not in Administration, receivership or liquidation. The Company has assumed, for purposes of calculating these liabilities, that it will not be able to mitigate them, however, Company management is currently seeking opportunities to further reduce these liabilities. There can be no assurance that the Company will be successful in its efforts to mitigate these liabilities or that additional claims will not be asserted against Worldport Inc.

               On August 8, 2003, a Company Voluntary Arrangement was approved for the Company's UK subsidiaries. The voluntary arrangements contemplate a first and final dividend of approximately 18 pence in the pound in the case of Hostmark World Limited and 60 pence in the pound in the case of Hostmark UK Limited, both of which are anticipated to be paid to unsecured creditors by March 2004. Based on the amount of the Company's current claims in such proceedings, the Company would receive aggregate dividends of approximately $6 million if dividends were made in these amounts. Additionally, the Company would reduce Liabilities of Non-controlled Subsidiaries by up to $5.6 million. It is still possible that creditors or other parties in interest could challenge the Company's claim or could assert additional claims. Therefore, there can be no assurance that the Company will receive a distribution in these proceedings, or if a distribution is received, there can be no assurance that the Company will receive the amount currently contemplated by the Company Voluntary Arrangements. The Company will record a gain related to any potential dividends upon receipt.


(6)      EQUITY TRANSACTIONS

               On March 7, 2003, the Company repurchased approximately 99% of its outstanding preferred stock from a single owner, Heico. The shares were repurchased for $67.4 million, which represented the aggregate liquidation preference of the purchased shares, including a 7% dividend that was required under the terms of the preferred stock before any distributions on or purchase of the Company's common stock. As a result of this repurchase, Additional Paid-in Capital was reduced by $63.0 million and Accumulated Deficit was increased by $4.4 million, reflecting the 7% dividend. In April 2003, Worldport paid an aggregate purchase price of $0.2 million to complete similar purchase offers with the three remaining preferred stockholders, who owned, in aggregate, 34,056 shares of Series B preferred stock. Worldport has retired all of the preferred stock it has repurchased and as of September 30, 2003, the Company had no preferred stock outstanding.

               In October 2003, the Company's board of directors authorized the repurchase of up to 5 million shares of its outstanding common stock from time to time, through open market purchases, private transactions, or other means.

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

               Recognizing that the tender of shares pursuant to the W.C.I. Offer demonstrated the apparent desire of certain stockholders for liquidity, the Company's Board of Directors considered and approved a self-tender offer. The Company commenced a self-tender offer on March 7, 2003 for any and all of the Company's outstanding common stock at a price of $0.50 per share (the "Self-Tender Offer"). The Self-Tender Offer was not conditioned on any minimum number of shares being tendered, however it was subject to certain conditions described in the Company's Form TO-I filed with the Securities and Exchange Commission on March 7, 2003. The Self-Tender Offer expired on April 11, 2003. Approximately 6.1 million shares were validly tendered and repurchased by the Company for a purchase price of approximately $3.1 million. The repurchased shares have been retired by the Company, and, as of September 30, 2003, the Company had approximately 32.9 million shares of common stock outstanding.

               Heico and Hambro, neither of which tendered any shares in the offering, are the Company's two largest shareholders. Heico, Hambro, and Stanley H. Meadows, a director of the Company, entered into a stockholders agreement as of April 15, 2003, in which they agreed, among other things, to vote all shares of the Company's common stock over which they have voting control in order to cause the Company's Board to consist of two representatives designated by Heico and two representatives designated by Hambro and to cause the Company not to take specified actions, including the issuance or repurchase of equity securities, a material change in the Company's business and certain acquisitions, investments and claim settlements, without the approval of a majority of the directors designated by Heico and of the majority of the directors designated by Hambro. According to the Schedule 13D, as amended, of Michael E. Heisley and Heico, Heico is the beneficial owner of 6,077,707 shares of the Company's common stock (18.4% of the outstanding shares as of September 30, 2003) and holds warrants to purchase 679,451 shares of common stock (2.1% of the outstanding shares as of September 30, 2003) and Mr. Heisley holds options to purchase 2,114,583 shares of common stock (6.4% of the outstanding shares as of September 30, 2003). According to the Schedule 13D, as amended, of Hambro, Hambro is the beneficial owner of 9,367,869 shares of the Company's common stock (28.4% of the outstanding shares as of September 30, 2003). Mr. Meadows is the beneficial owner of 1,764,129 shares of the Company's common stock (5.4% of the outstanding shares as of September 30, 2003). A copy of the stockholders' agreement is attached to the Amended Form 13-D filed by Heico on April 28, 2003.

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

               In October 2002, the Company received a letter from legal counsel to Channor Limited, the landlord of the data center in Dublin, Ireland, with respect to the Company's guarantee on that facility. This letter demanded the payment within 14 days of approximately Euro 900,000 in accrued rent and charges and the confirmation of the Company's liabilities as guarantor under the lease. In February 2003, Channor Limited filed a Notice of Motion in the High Court of Ireland against Worldport Inc. in which the landlord demands payment of approximately Euro 1,200,000, which included additional rent that they claim had accrued since their prior demand. The demand amount was subsequently increased to Euro 1,400,000 in April 2003. In June 2003, judgment was entered against Worldport requiring that Worldport pay Channor Limited Euro 750,000. In addition the High Court required that Worldport place Euro 500,000 into escrow with the Court pending plenary hearing. The Company made these payments in July 2003. This claim was settled in October 2003 for Euro 2,250,000, inclusive of the payments of Euro 1,250,000 made in July 2003. As a result of the settlement, the Company reversed a portion of previously recorded restructuring reserves, resulting in a non-cash gain of $2.2 million, included in income from discontinued operations.

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

               In one of the Illinois actions, on April 30, 2003 an amended complaint was filed (which added Heico and J O Hambro Capital Management Limited ("Hambro") as defendants) that purports to allege both class and shareholder derivative claims for breach of fiduciary duties, waste of corporate assets and unjust enrichment with regard to the Company's self-tender offer and repurchase of preferred stock. The amended complaint purports to seek, inter alia, rescission of the Company's self-tender offer and repurchase of the Company's preferred stock, damages, costs and attorneys' fees. On July 8, 2003 the Illinois actions were consolidated, and on July 10, 2003 a Consolidated Amended Class and Derivative Complaint was filed which, on behalf of the plaintiffs in each of the Illinois actions, purports to assert the same claims, seeking the same relief against the same parties, as were asserted in the amended complaint.

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

                On August 8, 2003, the plaintiffs in the Delaware action filed an Amended Complaint, which added claims that had been alleged in the Consolidated Amended Class and Derivative Complaint filed in Illinois and added Hambro as a defendant. The Company believes these allegations to be without merit and intends to vigorously contest the allegations. Discovery is ongoing. The plaintiffs have moved to voluntarily dismiss without prejudice the Illinois actions.


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

               During the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002, the Company either sold or ceased operating all of its operating businesses. Accordingly, the Company's results of these exited businesses have been classified as discontinued

               The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included under Item 1 of this Form 10-Q. In addition, the Financial Statements and Notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 should be read in conjunction with this Form 10-Q.

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

               |X| On August 8, 2003, a Company Voluntary Arrangement was approved for the Company's UK subsidiaries. The voluntary arrangements contemplate a first and final dividend of approximately 18 pence in the pound in the case of Hostmark World Limited and 60 pence in the pound in the case of Hostmark UK Limited, both of which are anticipated to be paid to unsecured creditors by March 2004. Based on the amount of the Company's current claims in such proceedings, the Company would receive aggregate dividends of approximately $6 million if dividends were made in these amounts. Additionally, the Company would reduce Liabilities of Non-controlled Subsidiaries by up to $5.6 million. It is still possible that creditors or other parties in interest could challenge the Company's claim or could assert additional claims. Therefore, there can be no assurance that the Company will receive a distribution in these proceedings, or if a distribution is received, there can be no assurance that the Company will receive the amount currently contemplated by the Company Voluntary Arrangements. The Company will record a gain related to any potential dividends upon receipt.

               |X| In October 2003, the Company settled certain claims related to the lease of its data center in Ireland for Euro 2,250,000. Euro 1,250,000 was paid prior to September 30, 2003, with the balance paid in October 2003. The Company reversed a portion of previously recorded restructuring reserves, resulting in a non-cash gain of $2.2 million, recorded in Income from Discontined Operations.

RESULTS OF OPERATIONS
---------------------

               As described above, the Company had no active business operations as of March 31, 2002. Accordingly, results of these exited operations have been classified as discontinued.

               There were no revenues or cost of services from continuing operations in the three and nine months ended September 30, 2003 and 2002.

               Selling, general and administrative ("SG&A") expenses were $0.5 million and $0.7 million for the quarters ended September 30, 2003 and 2002, respectively, and were $2.2 million and $2.6 million for the nine months ended September 30, 2003 and 2002, respectively. SG&A expenses in the current and prior year primarily consisted of corporate salaries and benefits, professional service fees, corporate governance expenses and facility costs. For the nine months ended September 30, 2003, SG&A expenses included $0.2 million of severance charges offset by the reversal of a previously established litigation reserve.

               Depreciation and amortization expense represented depreciation on the corporate office leasehold improvements and related computer hardware and software. Depreciation and amortization expense was $0.1 million for the nine months ended September 30, 2003 and 2002.

               Interest income, which was earned on the Company's cash and cash equivalents, was $0.1 million and $0.6 million for the quarters ended September 30, 2003 and 2002, respectively, and was $0.6 million and $1.4 million for the nine months ended September 30, 2003 and 2002, respectively. As a result of the lack of an operating business and its large number of stockholders, the Company must either maintain its liquid assets in government securities, which generally produce low returns, or otherwise comply with the requirements of the Investment Company Act of 1940. As described in Note 6 to the Condensed Consolidated Financial Statements in Part I, Item I, for the nine months ended September 30, 2003, the Company paid $67.6 million to repurchase preferred stock and $3.1 million to repurchase common stock. Therefore, the Company expects to earn less interest income from its cash and cash equivalents in future periods.

               Net loss from continuing operations was $0.4 million and $0.1 million in the quarters ended September 30, 2003 and 2002, respectively, and was $1.6 million and $1.2 million for the nine months ended September 30, 2003 and 2002, respectively.

               The operating results of discontinued operations for the three and nine months ended September 30, 2003 and 2002 were as follows:


                                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                    SEPTEMBER 30,                       SEPTEMBER 30,
                                                    -------------                       -------------
                                                    2003            2002             2003               2002
                                                    ----            ----             ----               ----

   Net revenue                                 $        --     $        --      $        --       $       291
   Restructuring costs, net  (see Note 4)           (2,146)         (1,611)          (2,146)              672
   Income (loss) before income taxes                 2,146           1,604            2,146            (4,239)
   Income tax benefit                                   --              --               --             5,597
   Income from discontinued operations               2,146           1,604            2,146             1,136


               For the three and nine months ended September 30, 2003, the Company had income from discontinued operations of $2.1 million, which consisted primarily of the reversal of a portion of previously recorded restructuring reserves resulting from the settlement of certain claims related to the lease of its data center in Ireland.

               As a result, the Company had net income of $1.8 million in the third quarter of 2003, compared to net income of $1.5 million for the same period in 2002. The Company had net income of $0.5 million for the nine months ended September 30, 2003, as compared to a net loss of $0.1 million for the same period in 2002.

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

               The Company had income from discontinued operations of $1.1 million for the nine months ended September 30, 2002. This $1.1 million in income primarily consisted of the following:

               |X| $1.6 million income from discontinued operations for the third quarter of 2002 described above.
               |X| $10.0 million restructuring charge recorded in the first quarter of 2002 on the U.K. business.
               |X| $3.0 million of operating losses from the U.K. business prior to it being discontinued.
               |X| $7.7 million gain recorded in the second quarter, which is a result of the Company's release from its underlying lease guarantee on the Slough, U.K. data center lease.
               |X| $5.6 million tax benefit that was recognized in the first quarter of 2002. The first quarter tax benefit was the result of a new U.S. federal tax law that was enacted in March 2002, which allowed the Company to carryback a $5.6 million AMT tax credit from 2001 against taxable income in 2000, that was previously 100% reserved by a valuation allowance.
               |X| $1.1 million asset impairment charge recorded in the second quarter of 2002 related to certain equipment from the discontinued businesses.
               |X| $0.3 million loss recorded in the second quarter of 2002 as a result of the final adjustment to the sale price for Hostmark AB.
               |X| $0.7 million gain recorded in the second quarter of 2002 as a result of favorably settling previously estimated accruals on items related to the discontinued businesses.

               The following table summarizes the significant components of the restructuring reserve included in Accrued Expenses at September 30, 2003:


                                           BALANCE AT                                    CURRENCY          BALANCE AT
                                             DECEMBER         NET           CASH        TRANSLATION     SEPTEMBER 30,
                                            31, 2002     REDUCTIONS(a)    PAYMENTS      ADJUSTMENTS          2003
                                            --------     -------------    --------      -----------          ----

   Facility exit costs                        $  5,887    $  (2,191)      $  (1,706)      $   (825)        $  1,165
   Bandwidth contract termination                4,299           --              --            478            4,777
   Other costs                                     189          (29)           (160)            --               --
                                              --------    ---------       ---------       --------         --------
   Total                                      $ 10,375    $  (2,220)      $  (1,866)      $   (347)        $  5,942
                                              ========    =========       =========       ========         ========

      (a) The net reductions include a gain on the settlement of the lease in Dublin, Ireland of $2.2 million.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

               The Company's cash flows from operating activities used $2.8 million during the nine months ended September 30, 2003, compared to a use of cash of $2.7 million during the nine months ended September 30, 2002. These expenditures were primarily for salaries and benefits, severance, professional service fees, corporate governance expenses and facility costs related to the Company's minimal remaining corporate operations.

               The Company had minimal cash flows from investing activities during the nine months ended September 30, 2003 and 2002.

               Financing activities used $70.7 million during the first nine months of 2003. $67.6 million was used for the repurchase of preferred stock, which represents the aggregate liquidation preference of the purchased shares, including a 7% dividend that was required under the terms of the preferred stock before any distributions on or purchase of the Company's common stock. Financing activities also used $3.1 million for the repurchase of common stock pursuant to the Self-Tender Offer during the nine months ended September 30, 2003.

               The Company's discontinued operations used $6.5 million during the nine months ended September 30, 2003, as compared to net cash flows from discontinued operations of $49.5 million for the nine months ended September 30, 2002. The cash used for discontinued operations for the nine months ended September 2003, consisted primarily of repayment of capital lease obligations of $4.5 million and payments for the settlement of the lease on the data center in Ireland of $1.5 million. The cash provided by discontinued operations for the nine months ended September 30, 2002 were primarily attributable to the receipt of a $57.6 million income tax refund in April 2002.

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

               The Company commenced a self-tender offer on March 7, 2003 for any and all of its outstanding common stock at a price of $0.50 per share (the "Self-Tender Offer"). The Self-Tender Offer expired on April 11, 2003. Approximately 6.1 million shares were validly tendered and repurchased by the Company for a purchase price of approximately $3.1 million. The repurchased shares have been retired by the Company, and, as of September 30, 2003, the Company has approximately 32.9 million shares of common stock outstanding.

               In October 2003, the Company's board of directors authorized the repurchase of up to 5 million shares of its outstanding common stock from time to time, through open market purchases, private transactions, or other means.

               On March 7, 2003, in a separate transaction, the Company repurchased approximately 99% of its outstanding preferred stock from Heico. The shares were repurchased for $67.4 million, which represents the aggregate liquidation preference of the purchased shares, including a 7% dividend that is required under the terms of the preferred stock before any distributions on or purchase of the Company's common stock. In April 2003, Worldport paid an aggregate purchase price of $0.2 million to complete similar purchase offers with the three remaining preferred stockholders, who owned, in aggregate, 34,056 shares of Series B preferred stock. Worldport has retired the preferred stock it has repurchased and as of September 30, 2003, the Company has no preferred stock outstanding. Litigation alleging breach of fiduciary duty has been filed relating to the repurchase of the preferred stock from Heico (see Part II, Item I "Legal Proceedings"). The Company intends to vigorously contest the allegations.

               As of November 13, 2003, the Company had approximately $37.5 million in cash, cash equivalents and marketable securities. The Company's cash equivalents currently consist of money market funds.

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

               The Company's September 30, 2003 consolidated balance sheet reflected total liabilities of $23.3 million. Included in this amount are $10.2 million of Net Liabilities of Non-Controlled Subsidiaries for the U.K., Irish and Swedish operations (see Note 5 to the Condensed Consolidated Financial Statements in Part I, Item I). The Company believes the parent company, Worldport Inc., will not be required to pay these liabilities. However, there can be no assurance that these creditors will not make claims against Worldport Inc. for these obligations. The Company used estimates to calculate these net liabilities. These estimates are subject to change based on the ability of the administrator, receiver or liquidator, as applicable, to sell the remaining assets and negotiate the final liability amounts.

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

               Excluding the Net Liabilities of Non-Controlled Subsidiaries for the U.K., Irish and Swedish operations discussed above, there are approximately $13.1 million of liabilities reflected on the Company's September 30, 2003, balance sheet attributable to Worldport Inc. and the remaining subsidiaries not in Administration, receivership or liquidation. Approximately $1.6 million of that amount represents normal operating accruals and reserves related to the continuing operations. The remaining $11.5 million consist of the following accruals for potential obligations related to the exited businesses:

               |X| $1.2 million as a final settlement payment on the Dublin data center lease. (See Part II, Item I "Legal Proceedings"),

               |X|  $5.1 million accrued for the potential exposure (including
                    VAT) related to the litigation by Cable & Wireless (see Part II, Item I "Legal Proceedings"),

               |X| $4.3 million of obligations related to bandwidth contracts entered into in Ireland,

               |X| $0.8 million of obligations related to the old telecommunications business, and

               |X| $0.1 million of other Worldport Inc. obligations related to the Irish operations.

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




ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               Prior to the fourth quarter 2001 and first quarter 2002 transactions described above, the majority of the Company's operations were in Europe, and the revenue and expenses of those operations were denominated in local currencies. The remaining assets and liabilities of the Company's non-U.S. subsidiaries are translated at period-end rates of exchange, and income statement items are translated at the average rates prevailing during the period. The resulting translation adjustment is recorded as a component of stockholders' equity. Exchange gains and losses on intercompany balances of a long-term investment nature are also recorded as a component of stockholders' equity. Other foreign exchange gains and losses are recorded in income on a current basis and have been included in Loss from Discontinued Operations. Due to the volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on the Company's future operating results. As a result, the Company may incur gains and losses on foreign currency fluctuations. Other foreign exchange gains and losses included in income were minimal for the nine months ended September 30, 2003 and 2002. The Company has used derivative instruments to hedge its foreign currency exposure only on a limited basis, and had no derivative instruments outstanding at September 30, 2003.


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

                              PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


               In March 2002, an Administrator was appointed for the U.K. subsidiaries, Hostmark World Limited and Hostmark U.K. Limited, by an order of the Companies Court, Chancery Division of High Court under the United Kingdom Insolvency Act. In April 2002, the Irish subsidiary, Worldport Ireland Limited, was given notice that a petition for winding up was filed and would be presented to the Irish High Court on behalf of Global Crossing Ireland Limited. The petition was heard by the Irish High Court on May 13, 2002 and a liquidator was appointed for this subsidiary to act on behalf of the creditors. In September 2002, the Company's Swedish subsidiary, Hostmark AB was placed into liquidation and a liquidator was appointed for this subsidiary. . As a result of these actions, the Administrator or liquidator has control over these subsidiaries' assets. The Company believes that each of these subsidiaries has liabilities, which exceed the recorded value of its assets. The Company has been informed that it may receive a distribution as a result of the administration proceedings of its U.K. subsidiaries. Certain creditors of the Company's subsidiaries have made claims directly against the parent company, Worldport Inc., for liabilities related to the operation of these subsidiaries and additional creditors could assert similar claims. There can be no assurance that Worldport Inc. will be successful in defending these claims and in limiting its liability for the obligations of its subsidiaries.

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

               In October 2002, the Company received a letter from legal counsel to Channor Limited, the landlord of the data center in Dublin, Ireland, with respect to the Company's guarantee on that facility. This letter demanded the payment within 14 days of approximately Euro 900,000 in accrued rent and charges and the confirmation of the Company's liabilities as guarantor under the lease. In February 2003, Channor Limited filed a Notice of Motion in the High Court of Ireland against Worldport Inc. in which the landlord demands payment of approximately Euro 1,200,000, which included additional rent that they claim had accrued since their prior demand. The demand amount was subsequently increased to Euro 1,400,000 in April 2003. In June 2003, judgment was entered against Worldport requiring that Worldport pay Channor Limited Euro 750,000. In addition the High Court required that Worldport place Euro 500,000 into escrow with the Court pending plenary hearing. The Company made these payments in July 2003. These amounts were previously accrued in the fourth quarter of 2001. In October 2003, the Company settled these claims for Euro 2,250,000, including the Euro 1,250,000 that was paid in July 2003, and the remaining balance of Euro 1,000,000 was paid in October 2003. Under the terms of the settlement, the Company released its interest in the leased premises in full satisfaction of its obligations under its guarantee.

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

               In one of the Illinois actions, on April 30, 2003, an amended complaint has been filed (which added Heico and J O Hambro Capital Management Limited ("Hambro") as defendants) that purports to allege both class and shareholder derivative claims for breach of fiduciary duties, waste of corporate assets and unjust enrichment with regard to the Company's self-tender offer and repurchase of preferred stock. The amended complaint purports to seek, inter alia, rescission of the Company's self-tender offer and repurchase of the Company's preferred stock, damages, costs and attorneys' fees. On July 8, 2003 the Illinois actions were consolidated, and on July 10, 2003 a Consolidated Amended Class and Derivative Complaint was filed which, on behalf of the plaintiffs in each of the Illinois actions, purports to assert the same claims, seeking the same relief against the same parties, as were asserted in the amended complaint.

               On March 12, 2003, a complaint was filed in the United States Bankruptcy Court for the District of Delaware against the Company. The complaint was filed on behalf of one of the Company's former customers which is now in bankruptcy and alleges breach of contract, fraud, and misrepresentation in connection with the sale of indefeasible rights of use ("IRUs") to the customer. The plaintiff is seeking payment of $2.2 million plus legal costs and punitive damages. The Company intends to defend this claim and believes its has meritorious defenses

               On March 12, 2003, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware against the Company, its then current directors, and Heico ("the Delaware action"). The complaint alleges breaches of fiduciary duty relating to the Company's repurchase of the Company's preferred stock. The complaint seeks a declaration that the defendants have breached their fiduciary duties to the Company and its common stockholders, damages, costs and attorneys' fees.

               On August 8, 2003, the plaintiffs in the Delaware action filed an Amended Complaint, which added claims that had been alleged in the Consolidated Amended Class and Derivative Complaint filed in Illinois and added Hambro as a defendant. The Company believes these allegations to be without merit and intends to vigorously contest the allegations. Discovery is ongoing. The plaintiffs have moved to voluntarily dismiss without prejudice the Illinois actions.

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

               Heico is controlled by Michael E. Heisley, Chairman and Chief Executive Officer of the Company, and his family. Heico, Hambro, and Stanley H. Meadows, a director of the Company, entered into a stockholders agreement as of April 15, 2003, in which they agreed, among other things, to vote all shares of the Company's common stock over which they have voting control in order to cause the Company's Board to consist of two representatives designated by Heico and two representatives designated by Hambro and to cause the Company not to take specified actions, including the issuance or repurchase of equity securities, a material change in the Company's business and certain acquisitions, investments and claim settlements, without the approval of a majority of the directors designated by Heico and of the majority of the directors designated by Hambro. According to the Schedule 13D, as amended, of Michael E. Heisley and Heico, Heico is the beneficial owner of 6,077,707 shares of the Company's common stock (18.4% of the outstanding shares as of September 30, 2003) and holds warrants to purchase 679,451 shares of common stock (2.1% of the outstanding shares as of September 30, 2003) and Mr. Heisley holds options to purchase 2,114,583 shares of common stock (6.4% of the outstanding shares as of September 30, 2003). According to the Schedule 13D, as amended, of Hambro, Hambro is the beneficial owner of 9,367,869 shares of the Company's common stock (28.4% of the outstanding shares as of September 30, 2003). Mr. Meadows is the beneficial owner of 1,764,129 shares of the Company's common stock (5.4% of the outstanding shares as of September 30, 2003). A copy of the shareholders' agreement is attached to the Amended Form 13-D filed by Heico on April 28, 2003.

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


         (b)   REPORTS ON FORM 8-K


               The Company filed a Current Report on Form 8-K on October 16, 2003. The Form 8-K was dated October 16, 2003, and reported information under Item 12 relating to the Company's announcement of a claim settlement.





                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         WORLDPORT COMMUNICATIONS, INC.


         Date:    November 14, 2003                  By:   /s/ Jonathan Y. Hicks
                                                         -----------------------
                                                         Jonathan Y. Hicks
                                                         Chief Financial Officer